Form 10-Q
period 1993-12-25
CURTICE BURNS FOODS INC
filed 1994-02-08
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        Form 10-Q

              Quarterly Report under Section 13 or 15(d) of the
Securities
                                  Exchange Act of 1934

           (Mark One)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 25,
1993

                                           OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to


                              Commission File Number 1-7605



                                CURTICE-BURNS FOODS, INC.
                 (Exact Name of Registrant as Specified in its Charter)



         New York
       16-
0845824
(State or other jurisdiction of
     (IRS
Employer
incorporation or organization)

Identification Number)



                   90 Linden Place, P.O. Box 681, Rochester, NY
14603
                   (Address of Principal Executive Offices)    (Zip
Code)

            Registrant's Telephone Number, Including Area Code
(716) 383-1850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 14, 1994.

                                      Common Stock

                                   Class A - 6,582,878
                                   Class B - 2,060,702

Part I.  FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Company include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

                                Curtice Burns Foods, Inc.
                 Consolidated Statement of Income and Retained
Earnings

(Dollars in Thousands except per share amounts)
                                               Three Months Ended
  Six Months Ended
                                              12/25/93   12/25/92
12/25/93   12/25/92
Net sales                                     $ 243,246  $ 239,784
$ 453,336  $ 455,523
Costs and expenses:
  Cost of sales                                 169,377    166,611
 322,428    322,162
  Restructuring (gain)/loss                      (8,114)     2,152
  (8,114)     2,152
  Selling, administrative and general
     expenses                                    57,078     58,537
 103,367    109,752
  Interest expense
     Interest expense on Pro-Fac related
        borrowings                                4,190      4,419
   8,314      8,557
     Interest expense on other debt                 998        928
   1,752      1,724
     Less capitalized interest                      (33)        --
     (57)        --
  Total interest expense                          5,155      5,347
  10,009     10,281
     Total costs and expenses                   223,496    232,647
 427,690    444,347
Earnings before dividing with Pro-Fac            19,750      7,137
  25,646     11,176
Pro-Fac share of earnings                         9,700      3,381
  12,473      5,213

Income before taxes                              10,050      3,756
  13,173      5,963
Provision for taxes                               3,326      1,603
   5,265      2,473

Net income                                    $   6,724  $   2,153
   7,908      3,490
Retained earnings at beginning of period
   53,541     82,882
Cash dividends declared
   (2,764)    (2,747)
Retained earnings at end of period
$  58,685  $  83,625

Net income per share                               $.78       $.25
    $.92       $.41

Dividends declared per share                       $.16       $.16
    $.32       $.32

Average number of shares outstanding          8,638,290  8,586,126
8,636,790  8,584,962

The accompanying notes are an integral part of these financial statements.

Curtice Burns Foods, Inc.
Consolidated Balance Sheet
                                                  December 25,
June 26,  December 25,
Dollars in Thousands Except Share Amounts             1993
1993        1992

ASSETS
Current Assets:
   Cash                                             $  9,944    $
6,516    $  7,509
   Accounts receivable trade                          72,052
63,160      64,459
   Accounts receivable, other                          7,742
8,151       5,933
   Income taxes refundable                                --
   --       1,619
   Current deferred taxes receivable                   7,561
7,561       7,212
   Inventories -
      Finished goods                                 147,293
110,772     157,190
      Raw materials and supplies                      51,173
58,704      65,280
         Total inventories                           198,466
169,476     222,470
   Prepaid manufacturing expense                          --
7,164          --
   Prepaid expenses and other current assets           7,571
4,920       5,116
         Total current assets                        303,336
266,948     314,318
Net property, plant and equipment leased from
   Pro-Fac                                           147,509
173,513     176,180
Other property, plant and equipment, net              21,971
18,939      20,968
Goodwill and other intangibles, net                   25,725
26,546      50,116
Other assets                                           7,948
7,783       6,610
         Total Assets                               $506,489
$493,729    $568,192

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes Payable                                    $ 17,000    $
   --    $ 40,000
   Accounts payable                                   53,326
64,663      44,361
   Due to Pro-Fac                                     39,241
9,113      43,002
   Accrued employee compensation                       8,867
11,843      10,748
   Other accrued expenses                             38,887
30,334      25,402
   Accrued manufacturing expense                       2,900
   --       2,781
   Income taxes payable                                2,970
9,046          --
   Current portion of obligations under
      Pro-Fac capital leases                          21,184
21,184      21,940
   Current portion of obligations under
      other capital leases                             1,687
1,687       1,247
   Current portion of Pro-Fac long-term debt          14,000
16,000      14,000
   Current portion of other long-term debt             2,796
2,656       2,588
         Total current liabilities                   202,858
166,526     206,069
Long-term debt due Pro-Fac                            76,262
78,648      68,877
Long-term debt due others                              4,802
6,389       8,607
Obligations under Pro-Fac capital leases             126,325
152,329     154,240
Obligations under other capital leases                 1,773
1,773       1,933
Deferred income taxes                                 10,484
9,362      19,624
Other non-current liabilities                          3,016
3,027       3,358
Commitments and Contingencies
Shareholders' Equity:
   Class A common - $.99 par value;
      10,125,000 shares authorized;
      6,581,467, 6,568,518 and 6,545,909
         outstanding, respectively                     6,516
6,503       6,480
   Class B common - $.99 par value;
      4,050,000 shares authorized;
      2,060,702, 2,060,702 and 2,060,731
         outstanding, respectively                     2,040
2,040       2,040
   Additional paid-in capital                         13,728
13,591      13,339
   Retained earnings                                  58,685
53,541      83,625
         Total Shareholders' Equity                   80,969
75,675     105,484
         Total Liabilities and Shareholders' Equity $506,489
$493,729    $568,192

The accompanying notes are an integral part of these financial statements.
/TABLE

Curtice Burns Foods, Inc.
Consolidated Statement of Cash Flows
Dollars in Thousands                                           Six
Months Ended
                                                   December 25,
1993   December 25, 1992
Cash Flows From Operating Activities:
Net income                                             $  7,908
        $   3,490
   Adjustments to reconcile net income to net
      cash provided by operating activities -
         Amortization of goodwill and other
            intangibles                                     854
           1,337
         Depreciation and amortization of capital
            assets                                       11,128
          11,617
         Deferred tax provision                           1,122
              --
   Change in assets and liabilities
         Accounts receivable                             (8,483)
          (6,778)
         Inventories                                    (28,990)
         (47,526)
         Income taxes payable/refundable                 (6,076)
             952
         Accounts payable and accrued expenses            4,304
          (6,783)
         Due to Pro-Fac                                  11,028
           7,235
         Other assets and liabilities                    (2,860)
          (2,494)
   Net cash used in operating activities                (10,065)
         (38,950)
Cash Flows From Investing Activities:
   Purchase of property, plant and equipment             (9,956)
          (2,110)
   Disposal of Pro-Fac assets                            21,800
              63
   Net cash from/(used in) investing activities          11,844
          (2,047)
Cash Flows From Financing Activities:
   Due to Pro-Fac                                        14,714
           9,000
   Proceeds from issuance of short-term debt             17,000
          40,000
   Proceeds from issuance of Pro-Fac long-term debt          --
           7,577
   Payments on other long-term debt                      (1,447)
            (494)
   Payments on Pro-Fac capital leases                   (26,004)
         (11,181)
   Proceeds from sale of stock under stock
      option plans                                          150
             225
   Cash dividends paid                                   (2,764)
          (2,747)
   Net cash provided by financing activities              1,649
          42,380
Net change in cash                                        3,428
           1,383
Cash at beginning of period                               6,516
           6,126
Cash at end of period                                  $  9,944
        $  7,509
Supplemental Disclosure of Cash Flow Information:
Cash paid/(received) during the year for -
   Interest (net of amount capitalized)                $  9,986
        $  9,961
   Income taxes, net                                   $ 10,977
        $  1,518
Supplemental Schedule of Non-Cash Investing and
   Financing Activities:
      Capital lease obligations incurred               $  4,604
        $     63

The accompanying notes are an integral part of these financial statements.

Note 1.  AGREEMENT WITH PRO-FAC COOPERATIVE, INC. ("Pro-Fac")

The Company has a contractual relationship with Pro-Fac under an Agreement consisting of four sections: Operations Financing, Marketing, Facilities Financing and Management, which extends to 1997, and provides for two successive five-year renewals at the option of the
Company.

The provisions of the Agreement include the financing of certain assets utilized in the business of the Company and provide a sharing of income and losses between Curtice Burns and
Pro-Fac. Should the Company terminate the Agreement, the Company has the option of purchasing those assets financed by Pro-Fac at their book value at that time.

Revenues received by Pro-Fac from Curtice Burns under the Agreement for the six months ended
December 25, 1993 and December 25, 1992 include: commercial market value of crops delivered,
$59,572,000 and $56,017,000, respectively; interest income, $8,314,000 and $8,557,000, respectively; and additional proceeds from profit sharing provisions, $12,473,000 and
$5,213,000, respectively. In addition, Pro-Fac received from the Company amortization and financing payments of $26,824,000 and $12,518,000 for the six months ending December 25, 1993 and December 25, 1992, respectively.

Should the resolution of Agway's potential sale of its interest in Curtice Burns (see Note
4) result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the financing required to accomplish this (including the repayment of debt) would be $302,737,000 as measured at the book value on December 25, 1993. Of this amount, $129,503,000 represents short-
 and long-term debt, $25,725,000 relates to intangible assets, and $147,509,000 relates to fixed assets. This $302,737,000 at December 25, 1993 compares to $303,820,000 at June 26,
1993, which was comprised of $103,761,000 of short- and long-term debt, $26,546,000 relating to intangible assets and $173,513,000 relating to leased fixed assets. This change of
$1,083,000 during the six-month period is the net of increases and decreases in the amounts attributable to short- and long-term debt and leased assets. The decrease in leased assets is the result of assets sold as part of business units sold (see
Note 4 - Restructuring) and
depreciation exceeding additions for the period, resulting in a net decrease in the leased asset values for which Pro-Fac holds title of $26,004,000. The net increase in the amount attributable to short- and long-term debt of $25,742,000 is comprised of a reduction of debt of $35,726,000 relating to the sale proceeds of business units sold offset by additional borrowings in the amount of $61,468,000 for the financing of the delivery and production of raw product during the period.

In fiscal 1993 the Company wrote down assets associated with its Meat Snacks and Hiland
Potato Chip businesses (see Note 4, Restructuring Program). The total amount of such writedown was $58,300,000, of which approximately $31,250,000 was allocated to reduce the book value of Pro-Fac assets.

In the event of a buyout of Pro-Fac, Pro-Fac has taken the position that the amount to be paid to Pro-Fac should include the value of assets prior to any write down until an actual sale or disposition of the underlying assets. Pro-Fac has asserted that such writedown should not affect amounts to be paid for assets of Pro-Fac should Curtice Burns elect to buy out Pro-Fac and terminate the Agreement, and has stated that Pro-Fac reserves the right to submit the dispute to arbitration or litigation in that event. Curtice Burns disagrees with
Pro-Fac's position, and has indicated it will defend any action by Pro-Fac and may submit the dispute to arbitration or litigation. The Company and Pro-Fac have agreed that, in any such arbitration or litigation, the determination of the effect of the writedown in fiscal 1993 of assets associated with the Company's Meat Snacks and Hiland Potato Chip businesses on the amount to be paid by the Company to buyout Pro-Fac will be made as if such businesses had not been sold.

Note 2.  DEBT

Short-Term Debt

Short-term bank lines of credit are extended individually to both the Company and Pro-Fac.
They are interrelated so that both companies must participate on a proportionate basis in the average borrowings under such lines. At least 55 percent of such borrowing is attributable to Pro-Fac and advanced by the Springfield Bank for Cooperatives and up to 45 percent is attributable to the Company and advanced by a commercial bank syndicate consisting of six banks. The combined line of credit at December 25, 1993 was $100,000,000. Such lines expire annually unless renewed. The revolving lines of credit under such agreements have been renewed through November of 1994. Such agreements provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements. Outstanding borrowings at December 25, 1993 were
$48,100,000.

Long-Term Debt

In addition to the long-term and the short-term borrowings included in the balance sheet as due to Pro-Fac, the Company guaranteed Pro-Fac debt at December 25, 1993 of $56,752,000 which was used primarily for financing the fixed and intangible assets referred to in Note 1. The interest rate on Pro-Fac borrowings was 6.3 percent at December 25, 1993. The other debt consists of $4,837,000 due to Teachers Insurance and Annuity at 9 percent (which debt was paid in full on January 28, 1994 with the proceeds from borrowing under the above-described short-term bank lines of credit) and the balance of $2,761,000 (primarily Industrial Revenue
Bonds) carries rates ranging up to 11.0 percent at December 25, 1993.

Additional Information With Respect to Borrowing Arrangements

Because Pro-Fac guarantees the debt of the Company and the Company guarantees the debt of
Pro-Fac (substantially all of which is advanced to the Company), management and lenders use combined pro forma financial statements to assess the financial strength of the two companies. Specifically, the combined statement of operations, balance sheet and statement of cash flows portray the financial results, cash flows and equity of the Company and
Pro-Fac. Management believes that combined financial statements are useful because they provide information concerning the Company's ability to continue present credit arrangements and/or obtain additional borrowings in the future.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest and fixed charges and the incurrence of additional debt. The companies are in compliance with restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November of 1994. Such renewals provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements.

Such combined financial statements are neither necessary for a fair presentation of the financial position of the Company nor appropriate as primary statements for the Company's shareholders or for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which are legally attributable to either the Company's shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented herein are special purpose in nature and should be used only within the context described.

                    Combined Pro Forma Condensed Statement of
Operations
(Millions)
                                                      Six Months
Ended
                                             December 25, 1993
      December 25, 1992
                                Curtice
                                 Burns   Pro-Fac   Eliminations
Combined     Combined
Sales and revenues              $453.3   $ 81.1       $(81.1)
$453.3       $455.5
Cost of sales                    322.4     59.6        (59.6)
322.4        322.1
Restructuring (gain)/loss         (8.1)      --           --
(8.1)         2.2
Selling, administrative
  and general expenses           103.4       .4          (.8)
103.0        109.4
Interest expense                  10.0      6.3         (8.3)
 8.0          8.9
Pro-Fac share of earnings         12.4       --        (12.4)
  --           --
Total cost and expenses          440.1     66.3        (81.1)
425.3        442.6

Income before taxes               13.2     14.8
28.0         12.9

Provision for taxes               (5.3)     (.8)
(6.1)        (3.3)

Net income                      $  7.9   $ 14.0                  $
21.9       $  9.6

  Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                         Combined Pro Forma Condensed Balance Sheet
(Millions)
                                             December 25, 1993
      December 25, 1992
                                Curtice
                                 Burns   Pro-Fac   Eliminations
Combined     Combined
Assets
  Current assets (A)(C)         $303.3   $ 77.8       $ (74.4)
$306.7       $316.0
  Property, plant and
     equipment, net (B)          169.5       --            --
169.5        197.2
  Investment in direct
     financing leases (C)                 126.3        (126.3)
  --           --
  Due from Curtice Burns (D)               76.3         (76.3)
  --           --
  Goodwill and other intangibles  25.7     25.7            --
51.4        100.2
  Other assets                     8.0     19.9            --
27.9         24.2
     Total assets               $506.5   $326.0       $(277.0)
$555.5       $637.6

Liabilities and Net Worth
  Current liabilities (A)(C)    $202.8   $ 77.8       $ (74.4)
$206.2       $207.8
  Lease obligations (C)          128.1       --        (126.3)
 1.8          2.0
  Long-term debt--
     Due Pro-Fac (D)              76.3       --         (76.3)
  --           --
     Due others (E)                4.8    133.0            --
137.8        164.6
  Other liabilities               13.5       .5            --
14.0         23.3
     Total liabilities           425.5    211.3        (277.0)
359.8        397.7
  Shareholders' equity and
     members' capitalization (F)  81.0    114.7            --
195.7        239.9

     Total Liabilities and
        Net Worth               $506.5   $326.0       $(277.0)
$555.5       $637.6

Notes to combined balance sheet:

(A) Current assets of Pro-Fac consist principally of amounts due from Curtice
     Burns with respect to the Agreement described in Note 1. Such amounts are eliminated for purposes of this balance sheet.

(B) Property, plant and equipment to which Pro-Fac holds title and leases to
     Curtice Burns on a financing basis had a net book value of $147.5 million at December 25, 1993.

(C) The majority of the lease obligations of Curtice Burns are payable to
     Pro-Fac and amount to $147.5 million at December 25, 1993 of which $21.2 million is payable currently. The related Curtice Burns liability and
     Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D) Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E) With respect to Pro-Fac, long-term debt due others represents term loans payable to the Springfield Bank for Cooperatives (interest rate of 6.3 percent at December 25, 1993).

(F) Shareholders' and members' capitalization of Pro-Fac at December 25, 1993 consists of common stock, $10.5 million; retained earnings allocated to members ("retains"), $42.3 million; preferred stock, $59.5 million which originates from conversion of "retains"--normally after five years--and which is redeemable at the option of Pro-Fac; and earned surplus, $2.5 million.

            Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                       Six Months
Ended
                                              December 25, 1993
       December 25, 1992
                                 Curtice
                                  Burns   Pro-Fac  Eliminations
Combined      Combined
Net cash (used in)/provided by
  operating activities           $(10.1)  $ 25.1       $(10.2)
$  4.8        $(31.3)

Net cash provided by/(used in)
  investing activities             11.8       .2         (1.1)
 10.9          (1.O)

Net cash provided by/(used in)
  financing activities              1.7    (25.3)        11.3
(12.3)         33.7

Net change in cash                  3.4       --           --
  3.4           1.4

Cash at beginning of period         6.5       --           --
  6.5           6.1

Cash at end of period            $  9.9       --           --
$  9.9        $  7.5

Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                  $ 10.0   $  6.3       $( 8.3)
$  8.0        $ 8.4
  Income taxes, net              $ 11.0   $  (.1)      $   --
$ 10.9        $ 1.9

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                      $  4.6   $   --       $ (4.6)
$   --       $   --

Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.
/TABLE

Note 3.  LEASES

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incident to ownership. Such leases include those assets furnished by Pro-Fac Cooperative, Inc. under the Agreement described in Note 1.
Capital leases are amortized over either the lease term or the life of the related asset, depending upon available purchase options and lease renewal features.

Note 4.  OTHER MATTERS

Potential Change of Control of Curtice Burns

On March 23, 1993, the Company announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in the Company. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options include negotiations with Pro-Fac and its investment banker relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and a possible expanded restructuring plan and a refinancing plan which would involve Curtice Burns exercising its option to purchase from
Pro-Fac the property and equipment and certain other assets used by Curtice Burns in its business. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement
Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, as mentioned in Note 1, there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.
The Company is actively exploring these alternatives.

Restructuring Program

The Company initiated a restructuring program in fiscal 1993.

The restructuring program is based on a strategic foundation of five points: a focus on a more limited number of product lines and businesses for which the
Company has the resources to compete and grow profitably; a strengthening of its national sales and distribution capability so as to better serve large regional and national customers; a drive to true low-cost producer/distributor status, including a commitment to a unified corporate program of information management;
a continuation of the development of one high-performance, adaptive culture for all divisions, capable of dealing with the continuing change in the food industry; and continuing support of the historically decentralized, autonomous division management system, operating within these overall strategic parameters.

The first step of the restructuring program is to divest
unprofitable or
declining businesses that would fit strategically with other business portfolios.
The Company divested Lucca Frozen Foods during the 1993 fiscal year at a loss of
approximately $2.7 million before dividing with Pro-Fac and before taxes.  On
November 22, 1993, Curtice Burns sold certain assets of the Hiland
Potato Chip
business for $2 million at closing plus approximately $1 million to be paid in
three installments over three months.  The sale of the Hiland business did not
result in any gain or loss after giving effect to the restructuring charges in
fiscal 1993 (see below).  In addition, Curtice Burns announced plans to sell the
Meat Snacks business located in Denver, Colorado and Albany,
Oregon.  In the
fiscal year ended June 26, 1993, Curtice Burns incurred losses of
$13.2 million
from the Meat Snacks and Hiland Potato Chip businesses before dividing such
losses with Pro-Fac and before taxes.  On November 19, 1993, the
Company sold the
oats portion of the National Oats business for $39 million.    The
oats business
contributed approximately $1.4 million in fiscal 1993 before dividing with Pro-

Fac and before taxes. The sale of the oats business resulted in a $10.0 million gain. The popcorn portion of the National Oats division was transferred to the
Comstock Michigan Fruit division. The Company has also begun to make staff reductions in selected locations throughout the Company.

To reflect completed and contemplated effects of the restructuring program,
Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million
(before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the Meat Snacks and Hiland businesses, and other costs anticipated in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense. A $1.9 million charge to adjust previous estimates was recorded in the second quarter of fiscal 1994 to complete the Lucca sale transaction and to reserve against additional operating losses on Curtice Burns Meat Snacks prior to the sale. The Company expects additional announcements relative to the restructuring program as planning is completed and implementation continues. Additional charges to earnings in connection with the overall restructuring program may be required in the remainder of fiscal 1994 as a result of decisions yet to be made.

During fiscal 1993, the Company disposed of two other businesses, discontinued production of private label ketchup and initiated production consolidation efforts involving the closing of three plants. The operations sold included its private label beverage bottling business located in Upstate New York and the
Dura-Buket operations of the Company's National Oats division. The disposition of these non-strategic businesses did not have a significant effect on the
Company's results of operations. The production consolidations resulted in the closing of plants in Michigan, Colorado, and New York.

Postretirement Benefits Other Than Pensions

Generally, other than pensions, the Company does not pay retirees' benefit costs.
Isolated exceptions exist, involving less than one percent of the total work force and less than one percent of total retirees. These exceptions evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

In December 1990, the Financial Accounting Standards Board issued
Statement of
Financial Accounting Standards No. 106, "Employers' Accounting for
Postretirement
Benefits Other Than Pensions" (SFAS 106). SFAS 106, effective for fiscal years beginning after December 15, 1992, requires employers to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees and allows the transition obligation to be recognized in net income either immediately or over 20 years.

The Company adopted SFAS 106 during the first quarter of fiscal
1994.  The effect
of SFAS 106 resulted in a transition obligation of $2.6 million.
The transition
cost is being written off over a 20-year period.

The total cost of these postretirement benefits charged to expense was $248,000 and $54,000 for the six months ended December 25, 1993 and December
25, 1992,
respectively. The fiscal 1994 amount includes the impact of the adoption of SFAS
106.

New Tax Act

On August 10, 1993, President Clinton signed into law a new income tax bill which increased corporate income tax rates from 34 percent to 35 percent. Under the provisions of SFAS 109 the Company recorded the impact of this rate increase during the first quarter of fiscal 1994. The impact of this rate increase on the
Company's deferred tax assets and liabilities resulted in an increase to income tax expense of approximately $480,000.

Subsequent Events

Subsequent to quarter end, on January 3, 1994, Curtice Burns declared a dividend of $.16 per share to Class A and Class B shareholders of record on January 14,
1994.  The dividend was paid on January 28, 1994.

On January 28, 1994, Curtice Burns repaid in full the $4,837,000 principal amount of debt due to Teachers Insurance and Annuity, together with interest and other amounts due thereof, with proceeds from borrowings under the seasonal lines of credit.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following sets forth the major reasons for changes in the statement of income for the quarter ended December 25, 1993 from the prior year's comparable quarter as well as changes for the six-month period from the prior year and the liquidity position of the Company as of December 25, 1993.

There were two significant developments in fiscal 1993 with lingering effects for fiscal 1994: initiation of a major restructuring program designed to enhance
Curtice Burns' shareholder value; and Agway's announcement of the possible sale of its interest in Curtice Burns. See Note 4 to Consolidated
Financial
Statements.

The Company realized increased earnings from Comstock Michigan
Fruit and Southern
Frozen Foods from improved pricing on commodity frozen and canned vegetables achieved as a result of the weather-related short national crop. The crop size for Northeastern vegetables was generally at normal levels. The Snack Group continued to have weak earnings performances, primarily due to significant sales volume declines resulting from severe competitive pressures in the snack foods industry.

Results of Operations - Changes from the Corresponding Prior Year
Quarter

For the second quarter of fiscal 1994, the Company's net earnings were $6,724,000 or $.78 per share compared to $2,153,000 or $.25 per share for the second quarter of fiscal 1993. Included in the current quarter results, however, was a gain primarily from the sale of the oats business (see Note 4) of approximately
$8,114,000, equivalent to $.38 per share. Included in the corresponding prior year quarter was a loss on the disposition of the Lucca business of approximately
$2,152,000, the equivalent of $.07 per share. Net earnings, excluding these non-recurring items for the current year quarter, were approximately $3,480,000, equivalent to $.40 per share, compared to the prior year quarter of approximately
$2,788,000, equivalent to $.32 per share.

The following sets forth other major changes in the consolidated statement of income from the prior year quarter.

Net sales for the quarter ended December 25, 1993 increased $3.5 million or 1.4
percent from the prior year quarter. This increase is comprised of the following:

Variance in Millions of Dollars
                                 Due to            Due to
Due to        Total
                               Dispositions     Other Volume
Price/Mix     Variance
Meat snacks                       $  --            $  .9         $
(.4)        $  .5
Other snacks                       (1.2)            (6.4)
 .4          (7.2)
Canned and frozen vegetables         --             11.6
 .6          12.2
Entrees and soups                  (3.1)              .7
 .2          (2.2)
Packaged and bulk cereals          (4.7)              .8
(2.0)         (5.9)
Desserts (including puddings,
  fruit fillings, canned and
  frozen fruits)                     --              2.3
(1.2)          1.1
Condiments and specialty
  products                           --              1.0
1.3           2.3
All other                            --              2.8
(.1)          2.7
                                  $(9.0)           $13.7
$(1.2)        $ 3.5

The increase in canned and frozen vegetable sales volume is the result of increased demand for Northeastern vegetables due to the decreased supply due to shortages that developed from the floods in the Midwest and the drought in the

South during the 1993 growing season. The decrease in sales volume for other snacks is due to: the continued competitive pressures of the salty snack business; the decline in consumption for the potato chip category in the
Company's marketing area; and the inability to increase prices to offset raw material price increases which reduced the available marketing and promotional funds required to increase volume in the grocery/food store channels of distribution.

Cost of sales increased $2.8 million. As a percent of sales, costs increased to
69.6 percent from 69.5 percent. Gross profit decreased $.7 million or 1.0 percent. These changes resulted primarily from volume variances and effects of price and product mix changes.

Selling, administrative and general expenses decreased $1.5 million or 2.5 percent. This variance includes a $1.5 million increase in trade promotions, a
$1.6 million decrease in advertising and selling costs, and a $1.4 million decrease in other administrative costs.

Interest expense decreased $.2 million or 3.6 percent resulting from a $.3 million increase due to an increase in debt and a $.5 million reduction due to lower interest rates.

Pro-Fac's share of the Company's profits increased $6.3 million or
186.9 percent,
of which $5.1 million was attributed to restructuring items.

Income before taxes increased $6.3 million or 167.6 percent, of which $5.1 million was due to restructuring items.

Taxes on income increased $1.7 million or 207.5 percent, of which $.9 million was due to restructuring items.

Net income increased $4.6 million, or 212.3 percent. Of this amount, approximately $3.3 million was due to non-recurring items.

Results of Operations - Six Month Changes from the Corresponding
Prior Year
Period

For the first six months of fiscal 1994, the Company's net earnings were
$7,908,000 or $.92 per share compared to $3,490,000 or $.41 per share for the
first six months of fiscal 1993. Included in the first quarter results was a charge against earnings of $480,000, equivalent to $.06 per share, to adjust deferred taxes to the higher rates legislated by Congress as required under
Financial Accounting Standards Board regulation number 109. Included in the fiscal 1994 six-month results, however, was a net gain on sale of businesses and other non-recurring items(see Note 4) of $8,114,000, equivalent to $.38 per share. Included in the corresponding prior year was a loss on the disposition of the Lucca business of approximately $2,152,000, the equivalent of $.07 per share. Net earnings, excluding these non-recurring items for the current fiscal year to date, were approximately $5,144,000, equivalent to $.60 per share, compared to the prior year of approximately $4,125,000, equivalent to $.48 per share.

Net sales for the six months ended December 25, 1993 decreased $2.2 million or
.5 percent from the prior year. This decrease is comprised of the following:

[CAPTION]
Variance in Millions of Dollars
                                 Due to            Due to
Due to        Total
                               Dispositions     Other Volume
Price/Mix     Variance
[S]                               [C]              [C]
[C]           [C]
Meat Snacks                       $   --           $  2.5        $
(.8)        $  1.7
Other snacks                        (1.2)           (11.8)
1.1          (11.9)
Canned and frozen vegetables          --             18.0
(.2)          17.8
Entrees and soups                   (6.3)             (.1)
 .1           (6.3)
Packaged and bulk cereals           (4.7)             2.3
(3.2)          (5.6)
Desserts (including puddings,
  fruit fillings, canned and
  frozen fruits)                      --               .5
(3.2)          (2.7)
Condiments and specialty
  products                            --               .5
1.1            1.6
All other                             --              3.5
(.3)           3.2
                                  $(12.2)          $ 15.4
$(5.4)        $ (2.2)
[/TABLE]
The disposition of businesses reduced sales by $12.2 million as shown above. Volume improvements more than offset the reduction that was due to changes in price and mix. The increase in canned and frozen vegetable sales volume is the result of increased demand created by the decreased supply due to shortages that developed from the floods in the
Midwest and the drought in the South during the 1993 growing season. The decrease in sales volume for other snacks is due to: the continued competitive pressures of the salty snack business; the decline in consumption for the potato chip category; and the inability to increase prices to offset raw material price increases which reduced the available marketing and promotional funds required to increase volume in the grocery/food store channels.

Cost of sales increased $.3 million. As a percent of sales, costs increased to 71.1 percent from 70.7 percent. Gross profit decreased $2.5 million or 1.8 percent. These changes resulted primarily from decreases in volume and effects of price and product mix changes.

Selling, administrative and general expenses other than the restructuring gain/(loss) decreased $6.4 million or 5.8 percent. This variance includes a $.1 million decrease in trade promotions, a $3.8 million decrease in advertising and selling costs, and a $2.5 million decrease in other administrative costs.

Interest expense decreased $.3 million or 2.6 percent resulting from a $.7 million increase due to an increase in debt and a $1.0 million reduction due to lower interest rates.

Pro-Fac's share of the Company's profits increased $7.3 million or
139.3 percent due to Pro-
Fac's share of the restructuring activity and operational improvements.

Income before taxes increased $7.2 million or 120.9 percent.

Taxes on income increased $2.8 or 112.9 percent. The Company's effective tax rate was impacted by the adjustment to tax expense relative to the tax law change effect on deferred taxes. This adjustment increased taxes by $.5 million. Other non-recurring items increased taxes by $.3 million.

Net income increased $4.4 million, or 126.6 percent. Of this amount, approximately $3.9 million was attributable to non-recurring items.

Liquidity and Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Pro-Fac and the combined financial statements are shown in Notes 3 and 4 to the Consolidated Financial Statements. Such financial statements should not be used as a basis for determining shareholders' interest in Curtice Burns, but only as a measure of the total financial resources available to the companies.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest and fixed charges and the incurrence of additional debt. The companies are in compliance with, or have obtained waivers for, restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November of 1994.
Such agreements provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements.

should the resolution of Agway's potential sale of its interest in Curtice Burns result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the amount required to accomplish this (including the repayment of debt) would be approximately $302.7 million (as measured at the book value on December 25, 1993). Of this amount, $129.5 million represents short- and long-term debt, $25.7 million relates to intangible assets and $147.5 million relates to leased fixed assets. This $302.7 million at December 25, 1993 compares to $303.8 million at
June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million leased fixed assets. The decrease in leased assets during the period of $26.0 million is primarily the result of the reduction of leased assets due to the sale of businesses and depreciation of assets exceeding additions. The net increase of $25.7 million in the amount attributable to short- and long-term debt of is comprised of a reduction of debt of $35.7 relating to the sale proceeds of business units sold is offset by additional borrowings of $61.4 million for the financing of the delivery and production of raw product during the period. However, as discussed in Note
1 to the Consolidated Financial Statements, there presently exists a disagreement with Pro-
Fac as to what the purchase price would be. Curtice Burns has been exploring financing for this possible purchase with its investment bankers.

It is possible that the resolution of Agway's potential sale of its interest in Curtice Burns would result in the sale of the Company to Pro-Fac or a third party, although there can be no assurance such a transaction will occur.

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Net cash provided by operating activities of the combined companies of $4.8 million in the six-month period reflect net income of $7.9 million and $14.0 million for Curtice Burns and Pro-Fac, respectively.
Amortization of assets amounted to $12.8 million. Inventories increased $29.0 million and accounts receivable increased $8.5 million. Changes in other assets and liabilities amounted to $4.2 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $10.9 million in the periods was comprised of cash paid for purchases of property, plant and equipment of $10.0 million, cash received for disposals of fixed assets of $21.8 million and an increase in the investment of Springfield Bank for
Cooperatives of $.9 million. During the six-month period, $40.8 million was received in proceeds from the disposition of the oats portion of the National Oats business and the
Hiland Potato Chip business. Approximately $2 million expects to be received in additional proceeds by February 22, 1994 in connection with such disposition. Proceeds from such dispositions have been and will be applied to debt.

Net cash used in financing activities of $12.3 million in the periods was comprised of proceeds from short-term debt of $36.1 million, payments on long-term debt of $38.4 million, issuance of capital stock of $.2 million less repurchases of $3.0 million and dividends paid of $7.2 million.

Short- and Long-Term Trends

The fruit and vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation, such as that experienced in the last three years. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South have the potential to increase prices, even though the crops in the Company's growing areas have been at normal levels.

Seasonal lines of credit of $100.0 million were available to the combined companies in the six months ended December 25, 1993, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at December 25, 1993 was $48.1 million.

On January 29, 1994, the outstanding principal of $4.8 million was paid to Teachers Insurance and Annuity with the proceeds from borrowings under the seasonal lines of credit.

There are no current plans for the acquisition of further businesses. Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year
(excluding the scheduled payments for Teachers Insurance and Annuity). Net cash provided from operations and the cash proceeds from the planned sales of excess facilities should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures as well as anticipated dividends of approximately $10 million in the coming year.

Proceeds from the sale of business units will be applied to debt.

Supplemental Information on Inflation

The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

PART II - OTHER INFORMATION

Item 4  - Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on November 12, 1993 in Rochester, New York.

(b) Election of directors to serve until the next annual meeting:

        The 5,235,514 shares of Class A common stock represented by proxies at the meeting were voted with each nominee receiving more than 96 percent of those votes and all such nominees were elected as follows:

          Nominee                             For
Withheld Authority

          John F. Blazin                   5,102,754
132,760
          Virginia M. Ford                 5,102,625
132,889
          David J. McDonald                5,060,760
174,754
          J. William Petty                 5,095,318
140,196
          Carl H. Tiedemann                5,112,891
122,623

        The 2,042,719 shares of Class B common stock represented by proxies at the meeting were voted with each nominee receiving more than 99 percent of these votes and all such nominees were elected as follows:

          Nominee                             For
Withheld Authority

          Charles C. Brosius               2,042,719
  0
          Courtney B. Burdette             2,042,719
  0
          Robert V. Call, Jr.              2,042,719
  0
          Vyron M. Chapman                 2,042,719
  0
          Roy A. Myers                     2,042,719
  0
          John L. Norris                   2,042,719
  0
          Donald E. Pease                  2,042,686
 33
          Carl D. Smith                    2,042,719
  0
          Carleton E. Whittemore, Jr.      2,042,719
  0
          Christian F. Wolff, Jr.          2,045,983
280

(c) Other than the election of directors and approval of the selection of Price Waterhouse
     & Co. as auditors, no other business was submitted to a vote of security holders.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CURTICE-BURNS
FOODS, INC.




Date:                                          BY

                                                  WILLIAM D. RICE,
SENIOR VICE
                                                     PRESIDENT AND
TREASURER
                                                  (Duly Authorized
Officer and
                                                   Principal
Financial Officer)