Form 10-Q/A
period 1993-12-25
CURTICE BURNS FOODS INC
filed 1994-04-28
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               Form 10-Q/A

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

         For the transition period from            to

                      Commission File Number 1-7605

                        CURTICE-BURNS FOODS, INC.
         (Exact Name of Registrant as Specified in its Charter)

           New York                                16-0845824
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification
Number)

           90 Linden Place, P.O. Box 681, Rochester, NY  14603
           (Address of Principal Executive Offices)    (Zip Code)

      Registrant's Telephone Number, Including Area Code (716) 383-
1850

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

ASSETS
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
Current Liabilities:
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

The accompanying notes are an integral part of these financial statements.
/TABLE

Curtice Burns Foods, Inc.
Consolidated Statement of Cash Flows
Dollars in Thousands                                           Six Months Ended
                                                   December 25, 1993   December 25, 1992
Cash Flows From Operating Activities:
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

Revenues received by Pro-Fac from Curtice Burns under the Agreement for the six months ended December 25, 1993 and December 25, 1992 include: commercial market value of crops delivered, $55,753,000 and $56,017,000, respectively; interest income, $8,314,000 and $8,557,000, respectively; and additional proceeds from profit sharing provisions, $12,473,000 and $5,213,000, respectively. In addition, Pro-Fac received from the Company amortization and financing payments of $26,824,000 and $12,518,000 for the six months ending December 25, 1993 and December 25, 1992, respectively.

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

In fiscal 1993 the Company wrote down assets associated with its Meat Snacks and Hiland Potato Chip businesses (see Note 4, Restructuring Program). The total amount of such writedown was $58,300,000, of which approximately $29,150,000 was allocated to reduce the book value of Pro-Fac assets.

In the event of a buyout of Pro-Fac, Pro-Fac has taken the position that the amount to be paid to Pro-Fac should include the value of assets prior to any write down until an actual sale or disposition of the underlying assets. Pro-Fac has asserted that such writedown should not affect amounts to be paid for assets of Pro-Fac should Curtice Burns elect to buy out Pro-Fac and terminate the Agreement, and has stated that Pro-Fac reserves the right to submit the dispute to arbitration or litigation in that event. Curtice Burns disagrees with Pro-Fac's position, and has indicated it will defend any action by Pro-Fac and may submit the dispute to arbitration or litigation. The Company and Pro-Fac have agreed that, in any such arbitration or litigation, the determination of the effect of the writedown in fiscal 1993 of assets associated with the Company's Meat Snacks and Hiland Potato Chip businesses on the amount to be paid by the Company to buyout Pro-Fac will be made as if such businesses had not been sold.

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

                    Combined Pro Forma Condensed Statement of Operations
(Millions)
                                                      Six Months Ended
                                             December 25, 1993           December 25, 1992
                                Curtice
                                 Burns   Pro-Fac   Eliminations Combined     Combined
Sales and revenues              $453.3   $ 77.2       $(77.2)    $453.3       $455.5
Cost of sales                    322.4     55.7        (55.7)     322.4        322.1
Restructuring (gain)/loss         (8.1)      --           --       (8.1)         2.2
Selling, administrative
  and general expenses           103.4       .4          (.8)     103.0        109.4
Interest expense                  10.0      6.3         (8.3)       8.0          8.9
Pro-Fac share of earnings         12.4       --        (12.4)        --           --
Total cost and expenses          440.1     62.4        (77.2)     425.3        442.6

Income before taxes               13.2     14.8                    28.0         12.9

Provision for taxes               (5.3)     (.8)                   (6.1)        (3.3)

Net income                      $  7.9   $ 14.0                  $ 21.9       $  9.6

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

Notes to combined balance sheet:

(A)     Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 1.  Such amounts are eliminated for purposes of this balance sheet.

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

                    Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                       Six Months Ended
                                              December 25, 1993           December 25, 1992
                                 Curtice
                                  Burns   Pro-Fac  Eliminations  Combined      Combined
Net cash (used in)/provided by
  operating activities           $(10.1)  $ 25.1       $(10.2)    $  4.8        $(31.3)

Net cash provided by/(used in)
  investing activities             11.8       .2         (1.1)      10.9          (1.0)

Net cash provided by/(used in)
  financing activities              1.7    (25.3)        11.3      (12.3)         33.7

Net change in cash                  3.4       --           --        3.4           1.4

Cash at beginning of period         6.5       --           --        6.5           6.1

Cash at end of period            $  9.9       --           --     $  9.9        $  7.5

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

The first step of the restructuring program is to divest unprofitable or declining businesses that would fit strategically with other business portfolios. The Company divested Lucca Frozen Foods during the 1993 fiscal year at a loss of approximately $2.7 million before dividing with Pro-Fac and before taxes. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing plus approximately $1 million to be paid in three installments over three months. The sale of the Hiland business did not result in any gain or loss after giving effect to the restructuring charges in fiscal 1993 (see below). In addition, Curtice Burns announced plans to sell the
Meat Snacks business located in Denver, Colorado and Albany, Oregon. In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the Meat Snacks and Hiland Potato Chip businesses before dividing such losses with Pro-Fac and before taxes. On November 19, 1993, the Company sold the oats portion of the National Oats business for $39
million.    The oats business contributed approximately $1.4 million in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in a $10.0 million gain. The popcorn portion of the National Oats division was transferred to the Comstock Michigan Fruit division. The Company has also begun to make staff reductions in selected locations throughout the Company.

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

The total cost of these postretirement benefits charged to expense was $248,000 and $54,000 for the six months ended December 25, 1993 and December 25, 1992, respectively. The fiscal 1994 amount includes the impact of the adoption of SFAS
106.

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

        The 2,042,719 shares of Class B common stock represented by proxies at the meeting were voted with each nominee receiving more than 99 percent of these votes and all such nominees were elected as follows:

          Nominee                             For            Withheld
Authority

          Charles C. Brosius               2,042,719                 0
          Courtney B. Burdette             2,042,719                 0
          Robert V. Call, Jr.              2,042,719                 0
          Vyron M. Chapman                 2,042,719                 0
          Roy A. Myers                     2,042,719                 0
          John L. Norris                   2,042,719                 0
          Donald E. Pease                  2,042,719                 0
          Charles F. Saul                  2,042,686                33
          Carl D. Smith                    2,042,719                 0
          Carleton E. Whittemore, Jr.      2,042,719                 0
          Christian F. Wolff, Jr.          2,042,719                 0

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