Form 10-Q
period 1994-03-26
CURTICE BURNS FOODS INC
filed 1994-05-10
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               Form 10-Q

     Quarterly Report under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

           (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 26, 1994

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

                     YES  X                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1994.

                             Common Stock

                          Class A - 6,583,632
                          Class B - 2,060,702

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

(Dollars in Thousands except per share amounts)
                                             Three Months Ended    Nine Months Ended
                                             3/26/94    3/26/93    3/26/94    3/26/93
Net sales                                   $ 189,455  $ 211,102  $ 642,791  $ 666,625
Costs and expenses:
 Cost of sales                                134,166    155,028    456,594    477,190
 Restructuring (gain)/loss                         --         --     (8,114)     2,152
 Selling, administrative and general
    expenses                                   45,357     48,938    148,724    158,690
 Interest expense
    Interest expense on Pro-Fac related
       borrowings                               3,677      4,063     11,991     12,620
    Interest expense on other debt                642        817      2,394      2,541
    Less capitalized interest                     (34)        (6)       (91)        (6)
 Total interest expense                         4,285      4,874     14,294     15,155
    Total costs and expenses                  183,808    208,840    611,498    653,187
Earnings before dividing with Pro-Fac           5,647      2,262     31,293     13,438
Pro-Fac share of earnings                       2,517        854     14,990      6,067

Income before taxes                             3,130      1,408     16,303      7,371
Provision for taxes                             1,479        701      6,744      3,174

Net income                                  $   1,651  $     707      9,559      4,197
Retained earnings at beginning of period                             53,541     82,882
Cash dividends declared                                              (4,147)    (4,125)
Retained earnings at end of period                                $  58,953  $  82,954

Net income per share                             $.19       $.08      $1.11       $.49

Dividends declared per share                     $.16       $.16       $.48       $.48

Average number of shares outstanding        8,643,332  8,614,558  8,638,971  8,594,827

The accompanying notes are an integral part of these financial statements.

Curtice Burns Foods, Inc.
Consolidated Balance Sheet

                                                   March 26,   June 26,    March 26,
Dollars in Thousands Except Share Amounts            1994        1993        1993
ASSETS
Current Assets:
  Cash                                             $  3,836    $  6,516    $  5,775
  Accounts receivable trade                          55,972      63,160      60,276
  Accounts receivable, other                          7,916       8,151       6,719
  Income taxes refundable                             6,229          --       1,315
  Current deferred taxes receivable                   8,825       7,561       7,212
  Inventories -
     Finished goods                                 120,432     110,772     130,689
     Raw materials and supplies                      47,704      58,704      59,871
        Total inventories                           168,136     169,476     190,560
  Prepaid manufacturing expense                       3,117       7,164       2,263
  Prepaid expenses and other current assets           7,898       4,920       6,464
        Total current assets                        261,929     266,948     280,584
Net property, plant and equipment leased from
  Pro-Fac                                           139,861     173,513     175,224
Other property, plant and equipment, net             28,481      18,939      20,785
Goodwill and other intangibles, net                  25,331      26,546      49,515
Other assets                                          8,024       7,783       6,685
        Total Assets                               $463,626    $493,729    $532,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                    $ 15,500    $     --    $ 20,000
  Accounts payable                                   42,551      64,663      41,291
  Due to Pro-Fac                                     15,469       9,113      40,062
  Accrued employee compensation                      10,547      11,843      10,044
  Other accrued expenses                             29,648      30,334      21,995
  Income taxes payable                                   --       9,046          --
  Current portion of obligations under
     Pro-Fac capital leases                          21,184      21,184      21,940
  Current portion of obligations under
     other capital leases                             1,687       1,687       1,247
  Current portion of Pro-Fac long-term debt          14,000      16,000      14,000
  Current portion of other long-term debt             1,150       2,656       2,644
        Total current liabilities                   151,736     166,526     173,223
Long-term debt due Pro-Fac                           86,262      78,648      69,948
Long-term debt due others                             1,095       6,389       6,827
Obligations under Pro-Fac capital leases            118,677     152,329     153,284
Obligations under other capital leases                1,773       1,773       1,933
Deferred income taxes                                19,449       9,362      19,630
Other non-current liabilities                         3,380       3,027       3,012
Commitments and Contingencies
Shareholders' Equity:
  Class A common - $.99 par value;
     10,125,000 shares authorized;
     6,582,878, 6,568,518 and 6,557,136
        outstanding, respectively                     6,517       6,503       6,492
  Class B common - $.99 par value;
     4,050,000 shares authorized;
     2,060,702, 2,060,702 and 2,060,702
        outstanding, respectively                     2,040       2,040       2,040
  Additional paid-in capital                         13,744      13,591      13,450
  Retained earnings                                  58,953      53,541      82,954
        Total Shareholders' Equity                   81,254      75,675     104,936
        Total Liabilities and Shareholders' Equity $463,626    $493,729    $532,793

The accompanying notes are an integral part of these financial statements.
/TABLE

Curtice Burns Foods, Inc.
Consolidated Statement of Cash Flows
Dollars in Thousands                                           Nine Months Ended
                                                       March 26, 1994    March 26, 1993
Cash Flows From Operating Activities:
Net income                                                $  9,559          $  4,197
  Adjustments to reconcile net income to net
     cash provided by operating activities -
        Amortization of goodwill and other
           intangibles                                       1,215             1,939
        Depreciation and amortization of capital
           assets                                           16,066            17,149
        Provision for deferred taxes                         8,823                --
  Change in assets and liabilities
        Accounts receivable                                  7,423            (3,381)
        Inventories                                          1,340           (15,616)
        Income taxes payable/refundable                    (15,275)            1,256
        Accounts payable and accrued expenses              (20,047)          (19,008)
        Due to Pro-Fac                                      (1,144)           (1,705)
        Other assets and liabilities                        (2,866)           (4,258)
  Net cash provided by/(used in) operating activities        5,094           (19,427)
Cash Flows From Investing Activities:
  Purchase of property, plant and equipment                (13,784)          (15,152)
  Disposal of Pro-Fac assets                                21,828            13,238
  Net cash provided by/(used in) investing activities        8,044            (1,914)
Cash Flows From Financing Activities:
  Due to Pro-Fac                                             7,500            15,000
  Proceeds from issuance of short-term debt                 15,500            20,000
  Proceeds from issuance of Pro-Fac long-term debt           5,614             8,648
  Payments on other long-term debt                          (6,800)           (2,218)
  Payments on Pro-Fac capital leases                       (33,652)          (16,663)
  Proceeds from sale of stock under stock option plans         167               348
  Cash dividends paid                                       (4,147)           (4,125)
  Net cash (used in)/provided by financing activities      (15,818)           20,990
Net change in cash                                          (2,680)             (351)
Cash at beginning of period                                  6,516             6,126
Cash at end of period                                     $  3,836          $  5,775
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for -
  Interest (net of amount capitalized)                    $ 14,413          $ 15,074
  Income taxes, net                                       $ 12,437          $  2,614
Supplemental Schedule of Non-Cash Investing and
  Financing Activities:
     Capital lease obligations incurred                   $  3,633          $  9,218

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

Revenues received by Pro-Fac from Curtice Burns under the Agreement for the nine months ended March 26, 1994 and March 26, 1993 include: commercial market value of crops delivered, $58,423,000 and $60,360,000, respectively; interest income, $11,991,000 and $12,620,000, respectively; and additional proceeds from profit sharing provisions, $14,990,000 and $6,067,000, respectively. In addition, Pro-Fac received from the Company amortization and financing payments of $34,867,00 and $18,601,000 for the nine months ending March 26, 1994 and March 26, 1993, respectively.

Should the resolution of Agway's potential sale of its interest in Curtice Burns (see Note 4) result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the financing required to accomplish this (including the repayment of debt) would be $280,923,000 as measured at the book value on March 26, 1994. Of this amount, $115,731,000 represents short- and long-term debt, $25,331,000 relates to intangible assets, and $139,861,000 relates to fixed assets. This $280,923,000 at March 26, 1994 compares to $303,820,000 at June 26, 1993, which was comprised of $103,761,000 of short- and long-term debt, $26,546,000 relating to intangible assets and $173,513,000 relating to leased fixed assets. This change of $22,897,000 during the nine-month period is the net of increases and decreases in the amounts attributable to short- and long-term debt and leased assets. The decrease in leased assets is the result of certain businesses that were sold (see Note 4) and depreciation exceeding additions for the period, resulting in a net decrease of $33,652,000 in the leased asset values for which Pro-Fac holds title. The net increase of $11,970,000 in short- and long-term debt is comprised of a reduction of debt of $37,393,000 (relating to the sale proceeds of business units sold) offset by additional borrowings in the amount of $49,363,000 (for the financing of the delivery and production of raw product during the period).

In fiscal 1993 the Company wrote down assets associated with its Meat Snacks and Hiland Potato Chip businesses (see Note 4). The total amount of such writedown was $58,300,000, of which approximately $29,150,000 was allocated to reduce the value of assets leased from Pro-Fac.

In the event of a buyout of Pro-Fac, Pro-Fac has taken the position that a writedown of assets should not be taken until those assets are sold, and therefore, the amount owed Pro-Fac should include the value of any assets prior to the sale (and writedown). Pro-Fac has asserted that such writedown should not affect amounts to be paid for assets of Pro-Fac should Curtice Burns elect to buy out Pro-Fac and terminate the Agreement, and has stated that Pro-Fac reserves the right to submit the dispute to arbitration or litigation in that event. Curtice Burns disagrees with Pro-Fac's position, and has indicated it will defend any action by Pro-Fac and may submit the dispute to arbitration or litigation. The Company and Pro-Fac have agreed that, in any such arbitration or litigation, the effect of the fiscal 1993 writedown of assets associated with the Company's Meat Snacks and Hiland Potato Chip businesses will be treated as if such businesses had not been sold.

In March 1994, the Company advised Pro-Fac that in view of the possibility that the Company might be acquired by a third party, Pro-Fac should not rely on Curtice Burns to purchase any crops from Pro-Fac or its growers in calendar 1995 and beyond. In addition, the Company notified Pro-Fac that Curtice Burns will not commit to purchase a substantial portion of the crops historically purchased from Pro-Fac in the 1995 growing season. As a result, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The affected Pro-Fac growers are principally Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers, and Northwest potato growers who represent more than half of Pro-Fac's membership and have accounted for approximately $29.9 million or 50 percent of the total crops delivered by Pro-Fac to Curtice

Burns in the past year. Pro-Fac has advised the Company that Pro-Fac intends to contest the Company's refusal to commit to purchase corps, and that it represents a wrongful termination of crops under the Agreement. The Company believes that its only obligation to purchase crops from Pro-Fac is as set forth in the Profit Plan as approved each year by the Boards of Directors of both Pro-Fac and the Company. Because the most recent approved Profit Plan was for fiscal year 1995 (which Plan corresponds to the 1994 calendar year crops), the Company believes that it is not currently obligated to purchase any crops from Pro-Fac for calendar year 1995 or later.

Note 2. DEBT

                            Short-Term Debt

Short-term bank lines of credit are extended individually to both the Company and Pro-Fac. They are interrelated so that both companies must participate on a proportionate basis in the average borrowings under such lines. At least 55 percent of such borrowing is attributable to Pro-Fac and advanced by the Springfield Bank for Cooperatives. Up to 45 percent is attributable to the Company and advanced by a commercial bank syndicate consisting of six banks. The combined line of credit at March 26, 1994 was $86,000,000. Such lines expire annually unless renewed. The revolving lines of credit under such agreements have been renewed through November of 1994. Such agreements provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements. Outstanding borrowings under the combined line of credit at March 26, 1994 were $35,000,000.

                            Long-Term Debt

In addition to the long-term and the short-term borrowings included in the balance sheet as due to Pro-Fac, the Company guaranteed Pro-Fac debt at March 26, 1994 of $46,752,000 which was used primarily for financing the fixed and intangible assets referred to in Note 1. The interest rate on Pro-Fac borrowings was 6.3 percent at March 26, 1994. The other debt of $2,245,000 (primarily Industrial Revenue Bonds) carries rates ranging up to
11.0 percent at March 26, 1994.

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

                    Combined Pro Forma Condensed Statement of Operations
(Millions)
                                                     Nine Months Ended
                                              March 26, 1994               March 26, 1993
                                Curtice
                                 Burns   Pro-Fac  Eliminations  Combined     Combined
Sales and revenues              $642.8   $ 86.7      $(86.7)     $642.8       $666.6
Cost of sales                    456.6     58.4       (58.4)      456.6        477.2
Restructuring (gain)/loss         (8.1)      --          --        (8.1)         2.2
Selling, administrative
  and general expenses           148.7       .7        (1.3)      148.1        157.9
Interest expense                  14.3      9.0       (12.0)       11.3         13.2
Pro-Fac share of earnings         15.0       --       (15.0)         --           --
Total cost and expenses          626.5     68.1       (86.7)      607.9        650.5

Income before taxes               16.3     18.6          --        34.9         16.1

Provision for taxes               (6.7)     (.1)         --        (6.8)        (4.4)

Net income                      $  9.6   $ 18.5      $   --      $ 28.1       $ 11.7

  Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                         Combined Pro Forma Condensed Balance Sheet
(Millions)
                                             March 26, 1994                March 26, 1993
                                Curtice
                                 Burns   Pro-Fac  Eliminations  Combined     Combined
Assets
  Current assets (A)(C)         $261.9   $ 53.8      $ (50.7)    $265.0       $282.1
  Property, plant and
     equipment, net (B)          168.3       --           --      168.3        196.0
  Investment in direct
     financing leases (C)           --    118.7       (118.7)        --           --
  Due from Curtice Burns (D)        --     86.3        (86.3)        --           --
  Goodwill and other intangibles  25.3     25.3           --       50.6         99.0
  Other assets                     8.1     21.7           --       29.8         25.3
     Total assets               $463.6   $305.8      $(255.7)    $513.7       $602.4

Liabilities and Net Worth
  Current liabilities (A)(C)    $151.7   $ 53.7      $ (50.7)    $154.7       $174.7
  Lease obligations (C)          120.4       --       (118.7)       1.7          1.9
  Long-term debt--
     Due Pro-Fac (D)              86.3       --        (86.3)        --           --
     Due others (E)                1.1    133.0           --      134.1        162.8
  Other liabilities               22.8       .5           --       23.3         23.1
     Total liabilities           382.3    187.2       (255.7)     313.8        362.5
  Shareholders' equity and
     members' capitalization (F)  81.3    118.6           --      199.9        239.9

     Total Liabilities and
        Net Worth               $463.6   $305.8      $(255.7)    $513.7       $602.4

Notes to combined balance sheet:

(A)  Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 1.  Such amounts are eliminated for purposes of this balance sheet.

(B)  Property, plant and equipment to which Pro-Fac holds title and leases to Curtice
     Burns on a financing basis had a net book value of $139.9 million at March 26, 1994.

(C)  The majority of the lease obligations of Curtice Burns are payable to Pro-Fac and amount to $139.9 million at March 26, 1994 of which $21.2 million is payable currently.  The related Curtice Burns liability and Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D)  Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E)  With respect to Pro-Fac, long-term debt due others represents term loans payable to the Springfield Bank for Cooperatives (interest rate of 6.3 percent at March 26,
     1994).

(F)  Shareholders' and members' capitalization of Pro-Fac at March 26, 1994 consists of common stock, $10.3 million; retained earnings allocated to members ("retains"),
     $39.9 million; preferred stock, $64.4 million which originates from conversion of
     "retains"--normally after five years--and which is redeemable at the option of
     Pro-Fac; and earned surplus, $4.0 million.

                    Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                      Nine Months Ended
                                               March 26, 1994               March 26, 1993
                                 Curtice
                                  Burns   Pro-Fac  Eliminations  Combined      Combined
Net cash provided by/(used in)
  operating activities           $  5.1   $ 15.3      $  2.4      $ 22.8        $(8.7)

Net cash provided by/(used in)
  investing activities              8.0     21.7       (22.9)        6.8         (8.2)

Net cash (used in)/provided by
  financing activities            (15.8)   (37.0)       20.5       (32.3)        16.6

Net change in cash                 (2.7)      --          --        (2.7)         (.3)

Cash at beginning of period         6.5       --          --         6.5          6.1

Cash at end of period            $  3.8       --          --      $  3.8        $ 5.8

Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                  $ 14.4   $  9.0      $(12.0)     $ 11.4        $13.0
  Income taxes, net              $ 12.4   $  (.2)     $   --      $ 12.2        $ 3.5

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                      $  3.6   $   --      $ (3.6)     $   --       $   --

  Conversion of retains into
    preferred stock              $   --   $  4.9      $   --      $  4.9       $  6.0

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

Note 4.  OTHER MATTERS

             Potential Change of Control of Curtice Burns

On March 23, 1993, the Company announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in the Company. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options include negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing the Company to buy out Pro-Fac. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, as mentioned in Note 1, there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac. The Company is actively exploring these alternatives.

As of March 26, 1993, the Company has spent $1.6 million relative to the change in control issue. It is anticipated an additional $1.2 million will be incurred prior to fiscal year end. Due to the uncertainty surrounding the ultimate outcome of the review relating to the change in control, these costs have been recorded as a prepaid expense.


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

The first step of the restructuring program was to divest businesses that were unprofitable or declining for the Company, but would fit strategically with other business portfolios. The Company divested Lucca Frozen Foods during the 1993 fiscal year at a loss of approximately $2.7 million before dividing with Pro-Fac and before taxes. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing plus approximately $1 million paid in three installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the Meat Snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto for up to a one-year period, at the end of which Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss after giving effect to the restructuring charges in fiscal 1993 (see below). In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the Meat Snacks and Hiland Potato Chip businesses before dividing such losses
with Pro-Fac and before taxes.  On November 19, 1993, the Company sold the
oats portion of the National Oats business for $39 million.    The oats
business contributed approximately $1.4 million in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in a $10.0 million gain. The popcorn portion of the National Oats division was transferred to the Comstock Michigan Fruit division. The Company has also made staff reductions in selected locations throughout the Company.

To reflect completed and anticipated effects of the restructuring program, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the Meat Snacks and Hiland businesses, and other costs anticipated in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense. A $1.9 million charge to adjust previous estimates was recorded in the second quarter of fiscal 1994 to complete the Lucca sale transaction and to reserve against additional operating losses at Curtice Burns Meat Snacks prior to the sale. The Company has indicated that there may be additional asset sales as the restructuring plan goes forward. Additional charges to earnings in connection with the overall restructuring program may be required in the remainder of fiscal 1994 as a result of decisions yet to be made.

During fiscal 1993, the Company disposed of two other businesses, discontinued production of private label ketchup, and initiated production consolidation efforts involving the closing of three plants. The operations sold included its private label beverage bottling business located in Upstate New York and the Dura-Buket operations of the Company's National Oats division. The disposition of these non-strategic businesses did not have a significant effect on the Company's results of operations. The production consolidations resulted in the closing of plants in Michigan, Colorado, and New York.

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

The Company adopted SFAS 106 during the first quarter of fiscal 1994. The effect of SFAS 106 resulted in a transition obligation of $2.6 million. The transition cost is being amortized over a 20-year period.

The total cost of these postretirement benefits charged to expense was $338,000 and $81,000 for the nine months ended March 26, 1994 and March 26, 1993, respectively. The fiscal 1994 amount includes the impact of the adoption of SFAS 106.

           Employers' Accounting for Postemployment Benefits

In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

This Statement is effective for fiscal years beginning after December 15, 1993.

The Company is in the process of evaluating all ramifications of this Statement and management estimates that any change caused by this Statement will not be material.

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

                           Subsequent Events

Subsequent to quarter end, on April 1, 1994, Curtice Burns declared a dividend of $.16 per share to Class A and Class B shareholders of record on April 15, 1994. The dividend was paid on April 29, 1994.

Item 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sets forth the major reasons for changes in the statement of income for the quarter ended March 26, 1994 from the prior year's comparable quarter as well as changes for the nine-month period from the prior year and the liquidity position of the Company as of March 26, 1994.

There were two significant developments in fiscal 1993 that affected fiscal 1994: initiation of a major restructuring program designed to enhance Curtice Burns' shareholder value; and Agway's announcement of the possible sale of its interest in Curtice Burns. See Note 4 to Consolidated Financial Statements.

The Company realized increased earnings due to improved pricing on commodity frozen and canned vegetables at Comstock Michigan Fruit and Southern Frozen Foods because of the weather-related short national crop. The crop size for Northeastern vegetables was generally at normal levels. The Snack Group continued to have weak earnings performances, primarily due to significant sales volume declines resulting from severe competitive pressures in the snack foods industry.

 Results of Operations - Changes from the Corresponding Prior Year Quarter

For the third quarter of fiscal 1994, the Company's net earnings were $1,651,000 or $.19 per share compared to $707,000 or $.08 per share for the third quarter of fiscal 1993, an increase of 137.5 percent.

The following sets forth other major changes in the consolidated statement of income from the prior year quarter.

Net sales for the quarter ended March 26, 1994 decreased $21.6 million or
10.3 percent from the prior year quarter. This decrease is comprised of the following:

Variance in Millions of Dollars
                                  Due to            Due to         Due to        Total
                                Dispositions     Other Volume     Price/Mix     Variance
Meat snacks                      $ (2.8)            $ (.5)         $ --         $ (3.3)
Other snacks                       (4.1)             (3.5)          (.3)          (7.9)
Canned and frozen vegetables         --               (.7)          4.5            3.8
Entrees and soups                   (.5)              (.5)           .2            (.8)
Packaged and bulk cereals         (15.4)               --            --          (15.4)
Desserts (including puddings,
  fruit fillings, canned and
  frozen fruits)                     --              (1.6)           --           (1.6)
Condiments and specialty
  products                           --               1.8            .6            2.4
All other                            --               1.5           (.3)           1.2
                                 $(22.8)            $(3.5)         $4.7         $(21.6)

Cost of sales decreased $20.9 million or 13.5 percent. As a percent of net sales, cost of sales decreased to 70.8 percent from 73.4 percent. Gross profit decreased $.8 million or 1.4 percent. These changes resulted primarily from volume variances and effects of price and product mix changes.

Selling, administrative and general expenses decreased $3.6 million or 7.3 percent. This variance includes a $1.1 million increase in trade promotions, a $5.5 million decrease in advertising and selling costs, and a $.8 million increase in other administrative costs. Of the decrease in advertising and selling costs, $4.3 million relates to businesses sold.

Interest expense decreased $.6 million or 12.1 percent resulting from a $.4 million decrease due to debt volume and a $.2 million reduction due to lower interest rates.

Pro-Fac's share of the Company's profits increased $1.7 million or 194.7 percent.

Income before taxes increased $1.7 million or 122.3 percent.

Taxes on income increased $.8 million or 111.0 percent.

Net income increased $.9 million, or 133.5 percent.

Results of Operations - Nine Month Changes from the Corresponding Prior Year Period

For the first nine months of fiscal 1994, the Company's net earnings were $9,559,000 or $1.11 per share compared to $4,197,000 or $.49 per share for the first nine months of fiscal 1993. Included in the fiscal 1994 first quarter results was a charge against earnings of $480,000, equivalent to $.06 per share, to adjust deferred taxes to the higher rates legislated by Congress and as required under Financial Accounting Standards Board No. 109. Included in the fiscal 1994 six-month results was a net gain on sale of businesses and other items (see Note 4) of $8,114,000 ($3,244,000 after dividing with Pro-Fac and after taxes) equivalent to $.38 per share. Included in the corresponding prior year was a loss on the disposition of the Lucca business of approximately $2,152,000 ($635,000 after dividing with Pro-Fac and after taxes) the equivalent of $.07 per share. Net earnings, excluding these items for the current fiscal year to date, were approximately $6,795,000, equivalent to $.79 per share, compared to the prior year of approximately $4,826,000, equivalent to $.56 per share, an increase of 41.1 percent.

Net sales for the nine months ended March 26, 1994 decreased $23.8 million or 3.6 percent from the prior year. This decrease is comprised of the following:

Variance in Millions of Dollars
                                  Due to            Due to         Due to        Total
                                Dispositions     Other Volume     Price/Mix     Variance
Meat Snacks                        $ (2.8)          $  2.0         $ (.8)        $ (1.6)
Other snacks                         (5.3)           (15.3)           .8          (19.8)
Canned and frozen vegetables           --             17.3           4.3           21.6
Entrees and soups                    (6.8)             (.6)           .3           (7.1)
Packaged and bulk cereals           (20.1)             2.3          (3.2)         (21.0)
Desserts (including puddings,
  fruit fillings, canned and
  frozen fruits)                       --             (1.1)         (3.2)          (4.3)
Condiments and specialty
  products                             --              2.3           1.7            4.0
All other                              --              5.0           (.6)           4.4
                                   $(35.0)          $ 11.9         $ (.7)        $(23.8)

The disposition of businesses reduced sales by $35.0 million as shown above. Volume improvements more than offset the reduction that was due to changes in price and mix. The increase in canned and frozen vegetable sales volume resulted from higher demand created by a vegetable crop shortage caused by flooding in the Midwest and a drought in the South during the 1993 growing season. The decrease in sales volume for other snacks is due to the continued competitive pressures of the salty snack business and the decline in consumption for the potato chip category.

Cost of sales decreased $20.6 million or 4.3 percent. As a percent of net sales, cost of sales decreased to 71.0 percent from 71.6 percent. Gross profit decreased $3.2 million or 1.7 percent. These changes resulted primarily from decreases in volume and effects of price and product mix changes.

Selling, administrative and general expenses other than the restructuring gain/(loss) decreased $10.0 million or 6.3 percent. This variance includes a $1.1 million increase in trade promotions, a $9.3 million decrease in advertising and selling costs, and a $1.8 million decrease in other administrative costs. Of the decrease in advertising and selling costs, $8.0 million relates to businesses sold.

Interest expense decreased $.9 million or 5.7 percent resulting from a $.3 million increase due to debt volume and a $1.2 million reduction due to lower interest rates.

Pro-Fac's share of the Company's profits increased $8.9 million or 147.1 percent due to Pro-Fac's share of the restructuring activity and operational improvements.

Income before taxes increased $8.9 million or 121.2 percent. Taxes on income increased $3.6 million or 112.5 percent. The Company's effective tax rate was impacted by the adjustment to tax expense relative to the tax law change effect on deferred taxes. This adjustment increased taxes by $.5 million.

Net income increased $5.4 million, or 127.8 percent. Of this amount, approximately $3.9 million was attributable to the gains and losses associated with the restructuring program.

                      Liquidity and Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Pro-Fac and the combined financial statements are shown in Notes 3 and 4 to the Consolidated Financial Statements. Such financial statements should not be used as a basis for determining shareholders' interest in Curtice Burns, but only as a measure of the total financial resources available to Curtice Burns and Pro-Fac.

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

Should the resolution of Agway's potential sale of its interest in Curtice Burns result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the amount required to accomplish this (including the repayment of debt) would be approximately $280.9 million (as measured at the book value on March 26, 1994). Of this amount, $115.7 million represents short- and long-term debt, $25.3 million relates to intangible assets and $139.9 million relates to leased fixed assets. This $280.9 million at March 26, 1994 compares to $303.8 million at June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million leased fixed assets. The decrease in leased assets during the period of $33.6 million is primarily the result of the reduction of leased assets due to the sale of businesses and depreciation of assets exceeding additions. The net increase of $11.9 million in the amount attributable to short- and long-term debt is comprised of a reduction of debt of $37.4 million (relating to the sale proceeds of business units sold) offset by additional borrowings of $49.3 million (for the financing of the delivery and production of raw product during the period). However, as discussed in Note 1 to the Consolidated Financial Statements, there is presently a disagreement with Pro-Fac on that purchase price. Curtice Burns has been exploring financing for this possible purchase with its investment bankers.

It is possible that the resolution of Agway's potential sale of its interest in Curtice Burns would result in the sale of the Company to Pro-Fac or a third party, although there can be no assurance such a transaction will occur.

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. In the nine-month period, net cash provided by operating activities of the combined companies of $22.8 million reflects net income of $9.6 million for Curtice Burns and $18.5 million for Pro-Fac. Amortization of assets amounted to $18.6 million. Inventories decreased $1.3 million and accounts receivable decreased $7.4 million. Changes in other assets and liabilities amounted to $32.6 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $6.9 million in the period was comprised of $13.8 million paid for purchases of property, plant and equipment, $21.8 million received for disposals of fixed assets, and a $1.1 million increase in the investment of Springfield Bank for Cooperatives. During the nine-month period, $43.9 million was received in proceeds from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business. Proceeds from dispositions have been applied to debt.

Net cash used in financing activities of $32.3 million in the periods was comprised of proceeds from short-term debt of $23.0 million, payments on long-term debt of $43.8 million, issuance of capital stock of $.1 million less repurchases of $3.1 million, and dividends paid of $8.5 million.

                        Short- and Long-Term Trends

The fruit and vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South have increased prices, even though the crops in the Company's growing areas have been at normal levels.

Seasonal lines of credit of $100.0 million were available to the combined companies in the nine months ended March 26, 1994, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at March 26, 1994 was $35.0 million.

There are no current plans for the acquisition of businesses. Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year. Net cash provided from operations and the cash proceeds from the planned sales of excess facilities should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures as well as anticipated dividends of approximately $10 million in the coming year. Proceeds from the sale of business units, if any, will be applied to debt.

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