Form 10-K
period 1994-06-25
CURTICE BURNS FOODS INC
filed 1994-10-03
CIK 26285

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          Form 10-K

          (Mark One)
  [X]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended June 25, 1994
                             or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

   For the Transition Period from            to

                Commission File Number 1-7605

                  CURTICE-BURNS FOODS, INC.
   (Exact name of registrant as specified in its charter)

         New York                                    16-0845824
(State of incorporation)               (I.R.S. Employer Identification No.)

90 Linden Place, P.O. Box 681, Rochester, New York      14603
  (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (716) 383-1850
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:      Name of each exchange on which registered:

Class A Common Stock, par value $.99 . . . . American Stock Exchange
                                     . . . . Midwest Stock Exchange

 Securities Registered Pursuant to Section 12(g) of the Act:

             Class B common stock par value $.99

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant
             Class A Common Stock:   $98,825,000

(based on the closing sale price on the American Stock Exchange on August 12, 1994)
             Class B common stock:      $349,000

(based on the closing sale price of the Class A common stock on the American Stock Exchange on August 12, 1994; there is no established market for Class B common stock),

Number of common shares outstanding at August 12, 1994:

              Class A common stock:  6,628,430
              Class B common stock:  2,056,876


             The exhibit page begins on page 81
                     Page 1 of 82 pages

               FORM 10-K ANNUAL REPORT - 1994
                  CURTICE-BURNS FOODS, INC.
                      TABLE OF CONTENTS

                           PART I

                                                           PAGE
                                                           ----
Item  1.
         Description of Business
         General Development of Business. . . . . . . . .     3
         Narrative Description of Business of Curtice
           Burns. . . . . . . . . . . . . . . . . . . . .     5
         Financial Information About Industry Segment . .     7
         Sales by Product Line. . . . . . . . . . . . . .     7
         Relationship with Pro-Fac. . . . . . . . . . . .    10
         Raw Material Sources . . . . . . . . . . . . . .    11
         Trademarks and Patents . . . . . . . . . . . . .    11
         Seasonality of Business. . . . . . . . . . . . .    12
         Practices Concerning Working Capital . . . . . .    12
         Significant Customers. . . . . . . . . . . . . .    12
         Backlog of Orders. . . . . . . . . . . . . . . .    12
         Business Subject to Government Contracts . . . .    12
         Competitive Conditions . . . . . . . . . . . . .    13
         New Products and Research and Development. . . .    14
         Compliance with EPA Regulations. . . . . . . . .    14
         Employees. . . . . . . . . . . . . . . . . . . .    15
Item  2. Description of Properties. . . . . . . . . . . .    15
Item  3. Legal Proceedings. . . . . . . . . . . . . . . .    19
Item  4. Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . .    20




                           PART II

Item  5. Market for Registrant's Common Stock and
           Related Stockholder Matters. . . . . . . . . .    20
Item  6. Selected Financial Data. . . . . . . . . . . . .    21
Item  7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.    22
Item  8. Financial Statements and Supplementary Data. . .    30
Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . .    55

                          PART III

Item 10. Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . .    56
Item 11. Executive Compensation . . . . . . . . . . . . .    60
Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . .    68
Item 13. Certain Relationships and Related Transactions .    69

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K. . . . . . . . . . . . . .    71

         Signatures . . . . . . . . . . . . . . . . . . .    78

Item 1.  DESCRIPTION OF BUSINESS

               General Development of Business

Curtice-Burns Foods, Inc. (the 'Company' or 'Curtice Burns') was incorporated in 1961 as a New York corporation for the purpose of acquiring the two businesses formerly operated as Curtice Brothers Company and Burns-Alton Corporation. Cooperative Grange League Federation Exchange, Inc., one of the predecessor corporations of Agway Inc. ('Agway'), a farm supply business operated as a cooperative for its farmer members and other patrons in the Northeastern United States, was instrumental in the formation of both the Company and Pro-Fac Cooperative, Inc. ('Pro-Fac'), an agricultural cooperative formed under the laws of New York State for the purpose of obtaining a dependable source of agricultural produce for the Company. The Company and Pro-Fac have entered into a contractual relationship (see Note 4 of 'Notes to Consolidated Financial Statements' and 'Relationship with Pro-Fac'). Agway has a substantial investment in the Company which enables it to elect 70 percent of the Company's directors.

In addition to the results of operations there were two significant developments in fiscal 1994: the completion of the first phase of a major restructuring program designed to enhance Curtice Burns' shareholder value; and significant progress made in the effort to sell the Company to serve Agway's purpose of liquidating its interest in the Company. See Note 2 of 'Notes to Consolidated Financial Statements.'

                    Restructuring Program
             The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which the Company can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate the Company's national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the 'More Fruit/More Flavor' pie filling program.

                  Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for the Company but would fit strategically with other business portfolios. During fiscal 1993, the Company divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, the Company wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred in fiscal 1994 to adjust previous estimates. In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, the Company sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, the Company also made staff reductions in selected locations throughout the Company. A $1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by the Company's Board of Directors in August 1994. In connection with the second phase, the company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge, not exceed $12 million before split with Pro-fac and before taxes, for this phase of the restructuring program will be recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, the Company has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with the Company. If this sale is finalized, it may result in a revision to the aforementioned reserve.

        Potential Change of Control of Curtice Burns

On March 23, 1993, the Company announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in the Company. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options included negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing the Company to buy out Pro-Fac and possibly, eventually Agway as well. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and

Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement, Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, as mentioned in
Note 4 of the 'Notes to Consolidated Financial Statements,' there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the buy-out option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.

The Company actively explored these alternatives during fiscal 1994. On June 8, 1994, the Curtice Burns Board of Directors voted to pursue a proposal submitted by Dean Foods Company ('Dean Foods') to acquire all the outstanding shares of common stock of Curtice Burns at a maximum cash price of $20 per share, subject to a number of contingencies, including an agreement with Pro-Fac covering the termination of the Integrated Agreement, an agreement with Hormel Foods Corporation for the purchase of the Nalley's Fine Foods Division of Curtice Burns, clearance of the transaction by appropriate government agencies, negotiation of definitive agreements and approval of any transaction by Curtice Burns' shareholders.

As a result of Pro-Fac's unwillingness to enter into the agreement required by Dean Foods, on July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement. These arbitration proceedings are discussed in more detail under 'Legal
Proceedings' below. On August 4, 1994, Pro-Fac responded to the claim and served the Company with a counter claim demanding arbitration.

On August 4, 1994, Pro-Fac also submitted a proposal for acquisition of all the outstanding stock of Curtice Burns for $19.00 per share in cash, and upon acceptance of the offer, Pro-Fac would relinquish its claims against Curtice Burns. Pro-Fac has stated that it believes the value of these claims represents at least $5.75 per share based on the amount that would be due Pro-Fac upon completion of the proposed transaction between Curtice Burns and Dean Foods as discussed above. The contingencies of the Pro-Fac offer involve shareholder approval and financing. This was the second proposal submitted by Pro-Fac. The first was for $16.87 per share, in cash, which the Company rejected in favor of pursuing the Dean Foods offer. The Curtice Burns Board of Directors has not yet taken any definitive action with respect to this revised proposal.

No assurance can be given that any transaction for the acquisition of Curtice Burns by Dean Foods, Pro-Fac or any third party will be consummated.

During fiscal 1994, the Company expensed $3.5 million of legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the annual profit split. The allocation to Pro-Fac is being disputed by Pro-Fac. See Notes 4 and 5 of 'Consolidated Notes to Financial Statements.'

              Narrative Description of Business

The Company's business is principally conducted in one industry segment, the processing and sale of various food products. Through its seven operating divisions, the Company produces and markets a variety of processed food products, including canned vegetables, frozen vegetables and fruits, canned desserts, canned fruits, condiments and salad dressings, snack foods, pickles, canned meat dishes, soups, and peanut butter and produces containers for some of its food products.

The Comstock Michigan Fruit Division, headquartered in Rochester, New York produces fruit fillings and toppings, popcorn, puddings, dips, cheese sauce, and canned and frozen vegetables and fruits such as peas, corn, beets, beans, carrots, sauerkraut and applesauce. Variations of product type such as sliced, whole or diced, pickled and dietetic, are offered in several product lines, as well as a choice of sizes of containers. This division markets its branded products under its 'Thank You', 'Comstock', 'Wilder-ness', 'Greenwood', 'Silver Floss', 'Blue Boy', 'Victor', 'Cortland Valley,' 'Cerise,' 'Super Pop,' 'Pop-Eye,' and 'Popsrite' labels and also markets its products under customer brands throughout the Eastern United States and sells products to food service institutional and bakery customers.

The Brooks Foods Division, Mt. Summit, Indiana, produces specialty tomato products, barbecue sauce, specialty chili beans, and related products under the 'Brooks' label. Its principal markets are in the Midwest. Sales of the specialty products of this division have continued to increase, due in part to an ongoing program of advertising and sales promotion.

The Curtice Burns Snack Food Group consists of:

 1. Nalley's U.S. Chips & Snacks, Tacoma, Washington, which produces potato chips and a variety of snack foods marketed throughout the Northwestern and Western states under the 'Nalley' brand.

 2. Snyder of Berlin, Berlin, Pennsylvania, manufactures and markets several varieties of potato chips in distinctive aluminum foil bags, as well as several varieties of corn chips, and similar snack products in conventional packaging, primarily under the 'Snyder of Berlin' brand. Snyder operates several snack food distributorships and contracts with independent distributors.

 3. Tim's Cascade Chips, Tacoma, Washington, produces kettle-fried potato chips for distribution in the Tacoma/Seattle, Washington area.

 4.   Husman Snack Foods, Cincinnati, Ohio, acquired in fiscal
      1991, is the leading marketer of potato chips in Cincinnati.

The Nalley's Fine Foods Division, Tacoma, Washington, produces canned meat products, pickles, salad dressings, peanut butter and syrup, which are marketed throughout the Northwestern and Western states under the 'Nalley's' brand and other brands of the Company (such as 'Bernstein's' salad dressing and 'Adams' natural peanut butter). In fiscal 1994, the Company continued to test the Bernstein's salad dressings in the Northeast and has achieved distribution of a refrigerated version of the dressings in a test market in its Pacific Northwest markets.

Nalley's Canada Ltd., Vancouver, British Columbia, manufactures salad dressings, syrup, canned meat products, potato chips and other snack foods. The Division markets these items and small amounts of pickles and other food products obtained from Nalley's Fine Foods in Western Canada.

The Southern Frozen Foods Division, Montezuma, Georgia, freezes and sells a full line of Southern vegetables such as black eyed peas, okra, and greens as well as a line of other vegetables such as corn, peas, and green beans and specialty side dishes. The Division also produces a small amount of frozen fruit. The brand names include 'McKenzie's,' 'Gold King,' 'Chill-Ripe,' and 'Tropic Isle.' Distribution is primarily in the Southeast and South Central portions of the United States.

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of the Brooks, Comstock Michigan Fruit, and Southern Frozen Foods divisions are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Snyder's, Tim's and Husman products are marketed through distributors, some of which are owned and operated by the Company, who sell directly to retail outlets in Pennsylvania, West Virginia, Ohio, Maryland, Kentucky, and Virginia. Nalley's has its own sales personnel responsible for sales within the Pacific Northwest and utilizes food brokers for sales in other marketing areas.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups.
For example, private label customers of Comstock Michigan Fruit include such major food distributors as A&P, Kroger, Scrivner, Safeway, Shurfine, Topco, Wakefern, and Winn-Dixie. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

The Curtice-Burns Express ('CBX') subsidiary of the Company is a licensed common carrier with authority in 48 states. It is used by the other units of the Company to obtain backhaul volume to prevent empty backhauls on shipments via Company trucks or contract haulers. The other Curtice Burns operations lease their equipment to CBX for these backhauls.

The Finger Lakes Packaging Company manufactures various sizes of sanitary food cans for sale to other companies and for the Comstock Michigan Fruit and Brooks Foods divisions of Curtice Burns. Approximately two-thirds of the containers manufactured by Finger Lakes are produced for the Comstock Michigan Fruit and Brooks divisions. The facility is well-equipped and staffed to furnish quality containers at competitive cost.

During the fiscal year ended June 25, 1994, neither the Company nor any of its subsidiaries was involved in any bankruptcy, receivership, or similar proceeding; with any reclassification, merger, or consolidation; or with any acquisition or disposition of any material amount of assets other than those disclosed and those in the ordinary course of business. During such period, the Company did not make any material changes in the manner in which it conducts its business.

        Financial Information About Industry Segments

As described above, the business of the Company is principally conducted in one industry segment, the processing and sale of various food products. The table set forth below shows certain financial information relating to that industry segment for each of the Company's last five fiscal years. The financial statements for the fiscal years ended June 25, 1994, June 26, 1993 and June 26, 1992, which are included in this report, reflect the information set forth in the table.


                                                      Fiscal Years
                          --------------------------------------------------------
                          June 25,    June 26,    June 26,    June 28,    June 29,
Dollars in Thousands       1994**      1993**       1992        1991        1990
                          -------     -------     -------     -------     -------

Net sales                 $829,116    $878,627    $896,931    $933,084    $926,879
Sales to unaffiliated
  customers*              $829,087    $878,342    $896,572    $932,575    $926,340
Net income/(loss)         $ 10,110    $(23,837)   $  6,148    $  3,657    $ 11,601
Total assets              $446,938    $493,729    $529,739    $557,860    $567,142

* The only sales by the Company to affiliated customers are made to Agway. Such sales consist principally of frozen foods and are made at competitive prices. There are no intersegment sales or transfers since the business of the Company is principally conducted in one industry segment.

** Including restructuring charges, net gain/(loss) from division disposals of $3.1 million (after split with Pro-Fac and after taxes) and change of control costs of $1.7 million (after split with Pro-Fac and after taxes) in 1994; and $(29.9) million (after split with Pro-Fac and after taxes) in 1993. See Notes 2 and 3 to 'Notes to Consolidated Financial Statements.'

                    Sales By Product Line

In its industry segment, the Company manufactures and sells six classes of similar products:

 1. vegetables;

 2. condiments and specialty products (including salad dressings, chip dip, salsa, sauces, syrups, pickles, relishes, peanut butter and ketchup);

 3. snack foods;

 4. canned and frozen fruits;

 5. meats, soups and entrees;

 6. miscellaneous products (including aseptic products, containers and discontinued product lines such as cereals and soft drinks).

The principal products produced by the Company and the principal markets for, and methods of distribution of, such products are discussed under 'General Development of Business.'

The following tabulation shows, for each of the last five fiscal years of the Company, the dollar amount and percentage of total revenues contributed by each class of similar products produced by the Company:

                          SALES BY PRODUCT LINE
                              Fiscal Years
                          Thousands of Dollars



                                  1994                1993                1992                1991                1990
                            ----------------    ----------------    ----------------    ----------------    ----------------
                               $         %         $         %         $         %         $         %         $         %
                            -------    -----    -------    -----    -------    -----    -------    -----    -------    -----

Vegetables                  252,051     30.4    226,648     25.8    222,030    24.72     38,198     25.5    229,207     24.7
Condiments and specialty
  sauces                    170,680     20.6    166,686     19.0    173,822     19.4    168,915     18.1    157,602     17.0
Snack foods                 147,597     17.8    183,814     20.9    184,711     20.6    188,300     20.2    191,701     20.7
Fruits                      111,317     13.4    118,027     13.4    121,170     13.5    133,207     14.3    126,680     13.7
Entrees, meats, soups        67,286      8.1     74,199      8.4     75,431      8.4     77,962      8.4     78,170      8.4
Other                        80,185      9.7    109,253     12.5    119,767     13.4    126,502     13.5    143,519     15.5
                            -------    -----    -------    -----    -------    -----    -------    -----    -------    -----
                            829,116    100.0    878,627    100.0    896,931    100.0    933,084    100.0    926,879    100.0
                            -------    -----    -------    -----    -------    -----    -------    -----    -------    -----
                            -------    -----    -------    -----    -------    -----    -------    -----    -------    -----




                  Relationship with Pro-Fac

The Company has a long-standing contractual relationship with Pro-Fac, a New York agricultural cooperative corporation formed in 1960 to market crops grown by its members. The relationship between Pro-Fac and Curtice Burns is governed by an Integrated Agreement (the 'Agreement') between them consisting of five sections: operations financing; marketing; facilities financing; management; and settlement.

Broadly speaking, the Company pays Pro-Fac, as the purchase price for those crops purchased through Pro-Fac, the commercial market value ('CMV') of the crops, which is defined as the weighted average of the prices paid by other commercial processors for similar crops sold under pre-season contracts and in the open market in the same or competing market area.

Curtice Burns pays rent for the use of the fixed and intangible assets leased to it by Pro-Fac. The rental payments are equal to the amortization of the leased assets plus any other costs such as taxes and utilities which may be incurred by Pro-Fac associated with the ownership of the facilities. Curtice Burns also pays a basic financing charge equal to the interest expense incurred by Pro-Fac in financing its facilities leased to Curtice Burns and in carrying the loans of funds which have been loaned to Curtice Burns. In addition, Curtice Burns pays or receives an adjustment based upon the earnings or losses of Curtice Burns on all products determined according to a formula which reflects the respective adjusted equity investments of the two companies.

Curtice Burns and Pro-Fac were both formed with support from Agway. As a farm supply business operated as a cooperative, Agway had an interest in ensuring a market for crops grown by its grower members. Agway initiated meetings between representatives of small New York food processors and their suppliers and suggested the outlines of a relationship between them. Agway provided Pro-Fac with advice concerning operating as a cooperative, and Agway's involvement assisted Pro-Fac in enlisting members. Agway provided Curtice Burns with financial support and retains a substantial investment in Curtice Burns which enables Agway to elect 70 percent of the directors of Curtice Burns. Agway owns no stock of Pro-Fac, although two directors of Agway, Donald E. Pease and Christian F. Wolff, Jr., served as directors of Pro-Fac until their resignation in fiscal 1994.

The Agreement between Pro-Fac and Curtice Burns extends to 1997, and provides for two successive renewals, each for a term of five years at the option of Curtice Burns. Curtice Burns has the right, at any time upon 60-day written notice to Pro-Fac, to purchase the assets to which Pro-Fac holds title pursuant to the Agreement, together with finance receivable relating to certain of the Company's intangible assets, in each case at the book value thereof. Upon exercise of such option, the Agreement would automatically terminate. Upon termination, the Company would be required to repay to Pro-Fac all outstanding indebtedness due to Pro-Fac. Provisions of the Agreement also allow Pro-Fac, with sufficient notice, to accelerate the repayment of outstanding debt. In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculates to be greater than $5.75 per share of Curtice Burns; (2) that Curtice Burns cannot terminate the Agreement at all or not before, at the earliest, June 1996; and (3) that the book value of Pro-Fac's assets for the purpose of calculating the buyout price under the Integrated Agreement should not take into account specified writedowns by Curtice Burns of those assets. In addition, Pro-Fac maintains that the $3.5 million charge to cover legal, accounting, investment banking and other costs associated with the change of control issue should not be included in the fiscal 1994 profit split. See also 'General Development of Business,' 'Restructuring Program,' 'Potential Change of Control of Curtice Burns,' and 'Legal Proceedings.'

                    Raw Material Sources

The Company acquires a substantial part of its raw agricultural product requirements from Pro-Fac and from Pro-Fac's members. See 'Relationship with Pro-Fac' and Note 4 of 'Notes to Consolidated Financial Statements.'

The Company schedules the planting and harvesting of crops grown by Pro-Fac members based on Company standards for quality and uniformity. Planting schedules are arranged to anticipate the maturing of a crop on a date compatible with the manufacturing schedules at Company plants. Control of planting schedules and the use of largely mechanical harvesting techniques are designed to permit a steady and efficient flow of raw produce to the manufacturing plants of the Company, which are located close to growing areas. Approximately 60 percent of the raw agricultural crops used by Curtice Burns in its processing and marketing operations have been supplied by Pro-Fac.

The Company also purchases on the open market some crops of the same type and condition as those purchased from Pro-Fac.

In March 1994, the Company advised Pro-Fac that in view of the possibility that the Company might be acquired by a third party, Pro-Fac should not rely on Curtice Burns to purchase any crops from Pro-Fac or its growers in calendar 1995 and beyond. In addition, the Company notified Pro-Fac that Curtice Burns will not commit to purchase a substantial portion of the crops historically purchased from Pro-Fac in the 1995 growing season. As a result, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The affected Pro-Fac growers are principally Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers, and Northwest potato growers who represent more than half of Pro-Fac's membership and have accounted for approximately $29.9 million or 50 percent of the total crops delivered by Pro-Fac to Curtice Burns in the past year. In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, that Curtice Burns is in default under the Integrated Agreement for improper termination of crops and has claimed damages that Pro-Fac estimates at more than $50 million. See Note 2 of the 'Notes to Consolidated Financial Statements.' The Company believes that its only obligation to purchase crops from Pro-Fac is as set forth in the Profit Plan as approved each year by the Boards of Directors of both Pro-Fac and the Company. Because the most recent approved Profit Plan was for fiscal year 1995 (which Plan corresponds to the 1994 calendar year crops), the Company believes that it is not currently obligated to purchase any crops from Pro-Fac for calendar year 1995 or later.

The Company purchases substantially all of the raw materials used in certain of its products, such as cheese sauce, meat entrees, salad dressings, and puddings, on the open market. Except for cans manufactured by its subsidiary, Finger Lakes Packaging Company, Inc., the Company purchases all of its requirements for nonagricultural products, including containers, on the open market and has not experienced any difficulty in obtaining adequate supplies of such items.

The price and availability of raw agricultural products are subject to the vagaries of nature.

                   Trademarks and Patents

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. The major brand names utilized by the Company are 'Blue Boy' (vegetables and fruits), 'Silver Floss' (sauerkraut), 'Victor' (sauerkraut), 'Cortland Valley' (sauerkraut), 'Ritter' (specialty butter beans), 'Snyder of Berlin', 'Thunder Crunch', 'La Restaurante', and 'Tim's Cascade Chips' (snack foods), 'Brooks' (smooth and tangy ketchup, specialty tomato products, chili hot beans, and other canned dry bean items), 'Thank You Brand' and 'Gracias' (puddings, fruit fillings and toppings, fruits, vegetables, and specialty food items), 'Nalley's' (canned meat products, snack foods, salad dressing, pickles, and specialty food items), 'Lumberjack' (syrup), 'Bernstein's' (salad dressings), 'Comstock' (fruit fillings and toppings), 'Greenwood' (beets), 'Super Pop' (popcorn), 'McKenzie's' (frozen vegetables), 'Gold

King' (frozen breaded vegetables), 'Chill-Ripe' and 'Tropic Isle' (frozen vegetables and fruit), 'Wilderness' (fruit fillings and toppings), 'Cerise' (maraschino cherries), 'Pop-Eye' and 'POPS-RITE' (popcorn), 'Adams' (peanut butter), and 'Farman's' (pickles). All of the foregoing trademarks are of perpetual duration so long as periodically renewed, and the Company intends to maintain them in force.

The Company does not hold any material patents or concessions.

                   Seasonality of Business

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips, and condiments). Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

            Practices Concerning Working Capital

The Company must maintain substantial inventories throughout the year of those finished products produced from seasonal raw materials; these inventories are generally financed through seasonal borrowings. In addition, Pro-Fac has agreed to lend the Company (to the extent needed by the Company) all funds of Pro-Fac not immediately needed for its operations. (See Notes 4 and 5 of 'Notes to Consolidated Financial Statements.')

Short-term bank lines of credit are extended to both the Company and Pro-Fac. Under agreements with the Springfield Bank for Cooperatives, both companies participate on a proportionate basis in the average short-term borrowings under such lines; at least 55 percent of such borrowing is obtained by Pro-Fac from the Springfield Bank for Cooperatives, and 45 percent is borrowed by the Company from six commercial banks. These lines of credit are used primarily for seasonal borrowing, the amount of which fluctuates during the year. The lines of credit are subject to annual renewal. The Company has guaranteed payment of all bank indebtedness of Pro-Fac. Pro-Fac also guarantees payment of all bank indebtedness of Curtice Burns.

Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                    Significant Customers

The Company's one principal industry segment is not dependent upon the business of a single customer or a few customers. The Company does not have any customers to which sales are made in an amount which equals 10 percent or more of the Company's net sales. The loss of even its biggest customer would not have a materially adverse effect on the Company.

                      Backlog of Orders

Backlog of orders has not historically been significant in the business of the Company. Orders are filled shortly after receipt from inventories of packaged and processed foods.

         Business Subject to Governmental Contracts

No material portion of the business of the Company is subject to renegotiation of profits with, or termination by, any governmental agency.

                  Competitive Conditions

All products of the Company, particularly branded products, compete with those of national and major regional food processors under highly competitive conditions. Many of the national manufacturers have substantially greater resources than the Company. The principal methods of competition in the food industry are ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

In recent years, and particularly when various food items are in short supply, the constant availability of a full line of food items and the ability to deliver the required items rapidly and economically have been among the most important competitive factors in the markets in which the Company operates. The Company believes that it is competitive with national brands in this area since distribution of many of its regional brands and custom-pack food items are limited to areas which can easily be served from its production and distribution facilities. In this way, the problems inherent in attempting to supply markets remote from its principal areas of operation are minimized, and the marketing area is commensurate with the production and storage facilities.

The expansion of the operations of the Company over the years has also allowed it to offer more complete and diverse lines of products. In the early years of its existence, the Company marketed principally commodity canned vegetables. The Company now also markets a broad range of snack foods, desserts, condiments and other specialty food items, canned and other frozen entrees, salad dressings and branded frozen vegetables. While all of these products are not offered in every marketing area, in many areas the Company can offer a diverse line of products, and the original commodity vegetable items now account for only 8.8 percent of Company sales. During fiscal 1994, the Company made progress on its program to focus on a more limited number of product lines and businesses. See 'General Development of Business - Restructuring Program.'

Quality of product and uniformity of quality are also important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product which it purchases. The members of Pro-Fac generally operate relatively large production units with emphasis on mechanical growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products. See 'Relationship with Pro-Fac' and Note 4 of 'Notes to Consolidated Financial Statements.'

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under regional brands and its marketing programs are focused on local tastes and preferences as a means of developing consumer brand loyalty. The Company's advertising program utilizes local media, and strong emphasis is placed on in-store promotions.

Although the relative importance of the above factors may vary as between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. In recent years, the Company has also taken steps to lessen the impact of such cycles on its earnings by diversifying into food product lines which are not affected as severely by fluctuation in profit margins. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and food service customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) increased from 35 percent in fiscal 1972 to a current level of approximately 54 percent; sales to the food service industry (restaurants and institutional customers), which were insignificant in 1972, now represent approximately 21 percent; private label sales, which were more than half the Company's sales in 1972, currently represent approximately 21 percent; and sales to other manufacturers are approximately 4 percent of total sales.

An estimate of the number of competitors in the markets served by the Company is very difficult. Nearly all products sold by the Company compete with the nationally advertised brands of the leading food processors, including Borden, DelMonte, Green Giant, Heinz, Frito-Lay, Kraft, Vlasic, Birdseye, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company. While the major brands are dominant in branded products on a national level, the Company believes that it is a significant factor in many of the marketing areas served by one or more of its regional brands.

          New Products and Research and Development

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products was not material, and the number of employees engaged full-time in such research activities is also not material. While several divisions of the Company operate test kitchens and pilot plants for the development of new products, the emphasis generally has been on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and food service businesses. No new products which required the investment of a material amount of assets have been publicly announced.

               Compliance with EPA Regulations

The disposal of solid and liquid waste material resulting from the preparation and processing of foods and the emission of odors inherent in the heating of foods during preparation are subject to various federal, state, and local laws and regulations relating to the protection of the environment. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company believes that it is in a position at least equal to the industry leaders with respect to compliance with such laws and related regulations. The Company also believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position.

Among the various programs for the protection of the environment which have been adopted to date, the most important for the operations of the Company are the discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge industrial wastes into streams and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has to date received permits for all facilities for which permits are required, and each year submits applications for renewal permits for some of the facilities. Such renewal permits are currently being processed under normal agency procedures and it is expected that they will be issued in due course.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

Expenditures for facilities related to protection of the environment are made from the regular capital budget of Pro-Fac and such facilities are then leased to the Company pursuant to the facilities financing section of the Agreement, as described under Item 2 below. Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In recent years, they have not represented a significant percentage of total capital expenditures. The table below shows the total capital expenditures and the amounts devoted to the construction of environmental facilities for each of the last five fiscal years:

$(000)                                   Fiscal Year Ended June
                               -------------------------------------------
                                 1994     1993     1992      1991    1990
                                 ----     ----     ----      ----    ----
Total capital expenditures      $19,545  $21,503  $16,163  $24,852  $39,978

Amount devoted to environmental
 facilities                     $ 2,116  $   870  $ 1,325  $ 1,433  $ 1,631

Percentage devoted to
 environmental facilities          10.8%     4.0%     8.2%     5.8%     4.1%

Additional expenditures as may be necessary for compliance with environ-mental laws will be made from future capital budgets, and it is expected that they will continue to constitute a similar portion of the annual capital expenditures of Pro-Fac for equipment which is leased to the Company. Pro-Fac and the Company estimate that the capital expenditures of Pro-Fac for environmental control facilities, principally waste water treatment facilities, for fiscal 1995 will be approximately $2,668,000 and for fiscal 1996 will be approximately $1,855,000. However, the estimate for 1996 is based on recent experience rather than detailed budget proposals.

                          Employees

As of June 25, 1994, the Company had 4,325 full-time employees, of whom 2,750 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 1,000 seasonal and other part-time employees, almost all of whom were engaged in production.

Item 2.  DESCRIPTION OF PROPERTIES

Pro-Fac holds title to all processing facilities, warehouses, and other plant and equipment utilized in the Company's business, except for the facility owned by Nalley's Canada Ltd., or those leased from third parties. The Company, including its subsidiaries, owns one processing facility in Canada and occupies 37 other properties, 26 of which are used under the facilities financing section of the Agreement with Pro-Fac and 11 of which are leased from third parties. In the properties leased from third parties, however, title to substantially all of the operating equipment is held by Pro-Fac. Under the facilities financing section of the Agreement with Pro-Fac, the Company pays all taxes, insurance, and other operating costs, as well as an amount equal to the annual amortization taken on the assets. In addition to the 26 Pro-Fac properties mentioned above, 7 Pro-Fac properties are not being utilized for production and are held for resale. The net book value of these properties held for resale was $11,898,000 at June 25, 1994.

The following table describes the properties leased or owned by the Company as of the end of the 1994 fiscal year. Unless otherwise indicated, all properties are leased from Pro-Fac.

Type of Property                                    Square
  (by Division)                  Location            Feet
- -----------------                --------           ------

COMSTOCK-MICHIGAN FRUIT:

Office building, manufacturing
plant, and warehouse for
cheese sauce, snack dips,
puddings, and fruit fillings
and toppings . . . . . . . . . . Benton Harbor, MI     239,252

Distribution center. . . . . . . Coloma, MI            400,000

Manufacturing plant and ware-
house for canned fruits and
vegetables, fruit fillings and
toppings . . . . . . . . . . . . Fennville, MI         370,600

Warehouse for maraschino
cherries, frozen fruits and
vegetables, fruit fillings
and supplies . . . . . . . . . . Sodus, MI             243,138

Property held for resale . . . . Clifton, NJ           250,000

Warehouse and office;
public storage facility (1). . . Vineland, NJ          198,000

Warehouse for finished goods . . Alton, NY              60,060

Property held for resale . . . . Alton, NY             170,000

Freezing Plant for green beans;
warehouse for frozen goods;
office and dry storage . . . . . Barker, NY            150,100

Freezing plant for peas, snap
beans, corn, and carrots . . . . Bergen, NY            122,009

Cold storage and repack
facility for frozen fruits
and vegetables and public
storage warehouse. . . . . . .   Brockport, NY         429,052

Cutting, curing and packaging
plant for sauerkraut . . . . . . Gorham, NY             55,534

Canning plant and warehouse
for peas, corn, lima beans,
beets, and dried bean
products; freezing plant
for corn . . . . . . . . . . . . Leicester, NY         205,599

Distribution center and
warehouse. . . . . . . . . . . . LeRoy, NY             137,300

Canning plant and warehouse
for snap beans and carrots;
freezing plant for snap beans,
corn and cabbage . . . . . . . . Oakfield, NY          203,403

Canning plant and warehouse for
snap beans . . . . . . . . . . . So. Dayton, NY        151,140

Type of Property                                     Square
  (by Division)                  Location             Feet
- -----------------                --------           ------

COMSTOCK-MICHIGAN FRUIT (Cont'd.):

Canning plant and warehouse for
fruit fillings and toppings, fruit
specialty products and
applesauce . . . . . . . . . . . Red Creek, NY         137,264

Property held for resale . . . . Rushville, NY         315,701

Cutting, curing, and canning
plant for sauerkraut . . . . .   Shortsville, NY       103,686
Cutting and curing plant for
sauerkraut . . . . . . . . . .   Waterport, NY          21,626

Manufacturing plant - popcorn. . Ridgway, IL            50,000

Closed plant held for resale . . Wall Lake, IA          39,000

Manufacturing plant - popcorn. . North Bend, NE         50,000

BROOKS FOODS:

Office building, canning
plant, and warehouse for
dried bean products and
tomato products. . . . . . . . . Mt. Summit, IN        200,000

CURTICE BURNS SNACK FOOD GROUP:

SNYDER SNACK FOODS:

Office, plant and warehouse
for potato chips and corn
snack foods. . . . . . . . . . . Berlin, PA            190,225

TIM'S:

Administrative, plant, warehouse
and distribution center (1). . . Auburn, WA             37,600

HUSMANS SNACK FOODS:

Office, plant and warehouse
for potato chips, and other
snack food . . . . . . . . . . . Cincinnati, OH        113,576

NALLEY'S FINE FOODS:

Office building, warehouse
and tank farm for pickles. . . . Enumclaw, WA           87,313

Office building, manufacturing
plant, and warehouse for pickles,
canned meat products, salad
dressings, peanut butter and
snack foods. . . . . . . . . . . Tacoma, WA            438,000

Sales offices and distribution
warehouse for chips and
snacks (1) . . . . . . . . . . . Spokane, WA            16,300

Type of Property                                     Square
  (by Division)                  Location             Feet
- -----------------                --------           ------

NALLEY'S FINE FOODS (Cont'd.):

Parking lot and pickle vat
yards (1). . . . . . . . . . . . Tacoma, WA            162,570

Cucumber receiving and
grading station (1). . . . . . . Cornelius, OR          11,700

Sales offices and distribution
warehouses for chips and
snacks (1) . . . . . . . . . . . Portland, OR           14,365

Cucumber receiving and
grading station (1). . . . . . . Mount Vernon, WA       30,206

NALLEY'S CANADA LTD.:

Office, manufacturing plant
and distribution warehouse
for chips and snacks,
dressings, pickles, syrup,
peanut butter, canned
products and oatmeal (1) . . . . Anacis Island, BC     108,000

Main office (1). . . . . . . . . Burnaby, BC             8,350

Office building and warehouse
for chips and snack food
distribution (1) . . . . . . . . Kelowna, BC            15,900

Office, manufacturing plant and ware-
house for salad dressings, syrup,
chip dip, and pickles (2). . . . Vancouver, BC          48,000

SOUTHERN FROZEN FOODS:

Office, freezing plant, cold
storage and repackaging facility
for southern vegetables, breaded
vegetables and other vegetables
and fruits . . . . . . . . . . . Montezuma, GA         545,942

Office, freezing plant and
cold storage for southern
vegetables . . . . . . . . . . . Alamo, TX             110,000

FINGER LAKES PACKAGING:

Can manufacturing plant. . . . . Lyons, NY             147,376

CORPORATE HEADQUARTERS:

Headquarters office (1)
(Includes office space for
Comstock Michigan Fruit Division
as well as Corporate Conference
Center). . . . . . . . . . . . . Rochester, NY          62,500

Sales Office (1) . . . . . . . . Cordova, TN             1,000

Type of Property                                     Square
  (by Division)                  Location             Feet
- -----------------                --------           ------

CORPORATE HEADQUARTERS (Cont'd.):
Closed facility held for resale. Denver, CO             80,000

Closed facility held for resale
(Subleased to Oberto sausage). . Albany, OR            140,000

Closed plant held for resale . . Des Moines, IA         82,958


1. Leased from third parties, although the related equipment may be owned by Pro-Fac.

2. Owned by the Company or one of its wholly-owned subsidiaries.

The Company has the option of terminating the Agreement with Pro-Fac by exercising its right to purchase all plant and equipment covered by the facilities financing section at its then book value as well as certain intangible assets. However, as discussed in Note 4 of 'Notes to Consolidated Financial Statements,' there presently exists a disagreement with Pro-Fac as to how such purchase price would be calculated. The Agreement extends to June 27, 1997 and provides for two successive renewals, each for five years, at the option of the Company.

In the opinion of management of the Company, all of the properties used by the Company are suitable for the use intended and adequately maintained.
The extent of utilization of such properties varies from property to property and from time to time. In addition, from time to time, the Company leases space in various public warehouses of close proximity to customers in order to expedite delivery times.

Item 3.  LEGAL PROCEEDINGS

On July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement by serving a Demand for Arbitration on Pro-Fac. A copy of Curtice Burns' Demand for Arbitration is attached as
Exhibit 1 to Curtice Burns' current Report on Form 8-K dated July 11, 1994. In the arbitration, Curtice Burns is seeking, among other relief, a declaration confirming its right to terminate the Integrated Agreement and to purchase the assets owned by Pro-Fac but used by Curtice Burns in the conduct of its business upon tender of the then current book value thereof, determined in accordance with generally accepted accounting principles, a declaration confirming the effect of termination of he Integrated Agreement on the obligations of Curtice Burns under the Integrated Agreement and a declaration confirming that Curtice Burns does not have any obligations under the Integrated Agreement to purchase crops except as set forth in the fiscal 1995 Profit Plan. Curtice Burns is also seeking an award of damages sustained by Curtice Burns in an amount to be determined by the arbitrators, but in no event less than the difference in value between the Dean Foods $20 per share offer and the market price per share of Curtice Burns' common stock following any public announcement that the Dean Foods acquisition proposal has been withdrawn. On August 2, 1994, Curtice Burns filed a petition in the Supreme Court of New York for an order compelling Pro-Fac to proceed with the arbitration.

On August 4, 1994, Pro-Fac served Curtice Burns with Pro-Fac's Response and Counterdemand for Arbitration (the 'Response'), a copy of which is attached as Exhibit 1 to Curtice Burns' current Report on Form 8-K dated August 2, 1994. In the Response, Pro-Fac asserted (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculated to be greater than $5.75 per share of Curtice Burns' common stock; (2) that

Curtice Burns cannot terminate the Integrated Agreement at all or not before, at the earliest, June 1996; (3) that the book value of Pro-Fac's assets for the purposes of calculating the price at which Curtice Burns may buy those assets and terminate the Integrated Agreement should not take into account specified writedowns by Curtice Burns of those assets; (4) that Curtice Burns is in default under the Integrated Agreement for improper termination of crops; and (5) that Curtice Burns is in default under the Integrated Agreement for failing to manage the business of Pro-Fac. Pro-Fac also claimed damages that it estimated at more than $50 million. In the Response, Pro-Fac also generally denied Curtice Burns' allegations in its Demand for Arbitration.

Curtice Burns believes that Pro-Fac's allegations are without merit and intends to resist them vigorously.

A grower has filed suit against the Company for damages resulting from defective seed which was purchased from the Southern Frozen Foods Division. The lawsuit alleges that the defective seed resulted in the loss of crops and acreage, and the grower is seeking $950,000 in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the fiscal 1994 financial statements. In addition, management anticipates that any material costs of settlement, if incurred, will be covered under its insurance policies.

There are no other material pending legal proceedings other than routine litigation incidental to the business to which the Company is a party or to which any of its property is subject. Further, no such proceedings are known to be contemplated by governmental authorities

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable
                           PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's Class A Common Stock is listed on the American and Midwest stock exchanges (trading symbol CBI). There is no established public trading market for the Company's Class B Common Stock. The Company pays a common stock cash dividend each quarter and has paid 85 consecutive quarterly dividends since becoming public in 1973. See 'Quarterly Financial Data' in Item 8 for market price per share highs and lows for each quarter of fiscal 1994 and 1993.

The Dividend Reinvestment and Stock Purchase Plan for shareholders offers shareholders of record a convenient method of acquiring additional shares of Curtice Burns common stock through reinvestment of dividends and voluntary cash contributions. The Company pays service charges for the Plan, which offers benefits of dollar-cost averaging, simplified record keeping, bank custodian service and investment accumulation similar to the effect of compound interest.

As of June 25, 1994, there were approximately 3,300 registered holders of Class A Common Stock and 64 registered holders of Class B Common Stock.

The Company's registrar, stock transfer agent, dividend disbursing and reinvestment agent is First Union National Bank of North Carolina, 230 South Tryon Street, 10th Floor, Charlotte, North Carolina 28288-1154, telephone number (800) 829-8432.

Requests for annual reports to shareholders, 10-K, and quarterly reports on Form 10-Q may be obtained by contacting the Director of Corporate
Communications, Curtice-Burns Foods, Inc., PO Box 681, Rochester, New York 14603-0681, telephone (716) 264-3199.

Item 6.  SELECTED FINANCIAL DATA

Curtice Burns Foods, Inc.
FIVE YEAR SELECTED FINANCIAL DATA


                                                                       Fiscal Year Ended June
                                                   --------------------------------------------------------------
Dollars in Thousands Except Share Data                1994         1993         1992         1991         1990
                                                    ---------    ---------    ---------    ---------    ---------
Summary of Operations
     Net sales                                      $ 829,116    $ 878,627    $ 896,931    $ 933,084    $ 926,879
                                                    ---------    ---------    ---------    ---------    ---------
     Costs and expenses:
     Cost of sales                                    592,621      632,663      652,347      673,258      658,528
     Restructuring including net (gain)/loss from
       division disposals                              (7,768)      61,037           --           --           --
     Change in control expenses                         3,500           --           --           --           --
     Selling, administrative and general expenses     186,934      207,119      201,327      220,943      218,424
     Interest expense                                  18,205       19,550       22,835       26,135       25,946
                                                    ---------    ---------    ---------    ---------    ---------
                                                      793,492      920,369      876,509      920,336      902,898
                                                    ---------    ---------    ---------    ---------    ---------
     Pretax earnings/(loss) before dividing with
       Pro-Fac                                         35,624      (41,742)      20,422       12,748       23,981
     Pro-Fac share of earnings/(loss)                  16,849      (21,800)       9,505        5,907       11,448
                                                    ---------    ---------    ---------    ---------    ---------
     Income/(loss) before taxes and cumulative
       effect of an accounting change                  18,775      (19,942)      10,917        6,841       12,533
     Provision for taxes                                8,665        3,895        4,769        3,184        5,182
                                                    ---------    ---------    ---------    ---------    ---------
     Income/(loss) before cumulative effect of an
       accounting change                               10,110      (23,837)       6,148        3,657        7,351
     Cumulative effect of an accounting change             --           --           --           --        4,250
                                                    ---------    ---------    ---------    ---------    ---------
     Net income/(loss)                              $  10,110    $ (23,837)   $   6,148    $   3,657    $  11,601
                                                    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
     Working capital                                $ 104,049    $ 100,422    $ 101,706    $ 106,849    $ 121,442
     Ratio of current assets to current
       liabilities                                      1.7-1        1.6-1        1.6-1        1.6-1        1.7-1
     Total assets                                   $ 446,938    $ 493,729    $ 529,739    $ 557,860    $ 567,142
     Long-term debt                                 $  79,061    $  85,037    $  70,345    $  72,691    $ 135,897
     Long-term obligations under capital leases     $ 124,973    $ 154,102    $ 167,291    $ 174,113    $ 133,757
     Average shareholders' equity                   $  78,287    $  90,096    $ 105,893    $ 105,336    $  99,033
     Return on average shareholders' equity              12.9%       (26.5)%        5.8%         3.5%        11.7%
Common Stock Data:
     Income/(loss) per share before cumulative
       effect of an accounting change               $    1.17    $   (2.77)   $     .71    $     .42    $     .87
     Cumulative effect of an accounting change
       per share                                           --           --           --           --          .50
                                                    ---------    ---------    ---------    ---------    ---------
     Net income/(loss) per share                    $    1.17    $   (2.77)   $     .71    $     .42    $    1.37
                                                    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------
     Cash dividends paid                            $   5,530    $   5,504    $   5,540    $   5,620    $   5,095
     Cash dividends paid per share                  $     .64    $     .64    $     .64    $     .64    $     .62
     Book value per share                           $    9.31    $    8.77    $   12.18    $   12.04    $   12.17
     Weighted average number of shares
       outstanding                                  8,640,399    8,600,712    8,667,154    8,783,866    8,452,721
Other Statistics:
     Number of shareholders                             3,362        3,507        3,708        3,524        3,138
     Average number of employees:
          Regular                                       5,169        5,325        5,573        5,779        5,631
          Seasonal                                      1,596        1,347        1,808        1,982        1,879

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings from fiscal 1992 through 1994. The relevant figures are shown in the Summary of Operations which appears in the 'Five Year Selected Financial Data' the previous page of this report.

           CHANGES FROM FISCAL 1993 TO FISCAL 1994

In addition to the results of operations there were two significant developments in fiscal 1994: the completion of the first phase of a major restructuring program designed to enhance Curtice Burns' shareholder value; and significant progress made in the effort to sell the Company to serve Agway's purpose of liquidating its interest in the Company. See Note 2 of 'Notes to Consolidated Financial Statements.'

                    Restructuring Program
             The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which the Company can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate the Company's national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the 'More Fruit/More Flavor' pie filling program.

                  Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for the Company but would fit strategically with other business portfolios. During fiscal 1993, the Company divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, the Company wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred in fiscal 1994 to adjust previous estimates. In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, the Company sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, the Company also made staff reductions in selected locations throughout the Company. A $1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and unexpected losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by the Company's Board of Directors in August 1994. In connection with the second phase, the company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge, not exceed $12 million before split with Pro-fac and before taxes, for this phase of the restructuring program will be recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, the Company has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with the Company. If this sale is finalized, it may result in a revision to the aforementioned reserve.

        Potential Change of Control of Curtice Burns

On March 23, 1993, the Company announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in the Company. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options included negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing the Company to buy out Pro-Fac and potentially Agway as well. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, as mentioned in
Note 4 of the 'Notes to Consolidated Financial Statements,' there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the buyout option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.

The Company actively explored these alternatives during fiscal 1994. On June 8, 1994, the Curtice Burns Board of Directors voted to pursue a proposal submitted by Dean Foods Company ('Dean Foods') to acquire all the outstanding shares of common stock of Curtice Burns at a maximum cash price of $20 per share, subject to a number of contingencies, including an agreement with Pro-Fac covering the termination of the Integrated Agreement, an agreement with Hormel Foods Corporation for the purchase of the Nalley's Fine Foods Division of Curtice Burns, clearance of the transaction by appropriate government agencies, negotiation of definitive agreements and approval of any transaction by Curtice Burns' shareholders.

As a result of Pro-Fac's unwillingness to enter into the agreement required by Dean Foods, on July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement. On August 4, 1994, Pro-Fac responded to the claim and served the Company with a counter claim demanding arbitration. These arbitration proceedings are discussed in more detail under 'Legal Proceedings.'

On August 4, 1994, Pro-Fac also submitted a proposal for acquisition of all the outstanding stock of Curtice Burns for $19.00 per share in cash, and upon acceptance of the offer, Pro-Fac would relinquish its claims against Curtice Burns. Pro-Fac has stated that it believes the value of these claims represents at least $5.75 per share based on the amount that would be due Pro-Fac upon completion of the proposed transaction between Curtice Burns and Dean Foods. The contingencies of the Pro-Fac offer involve shareholder approval and financing. This was the second proposal submitted by Pro-Fac. The first was for $16.87 per share, in cash, which the Company rejected in favor of pursuing the Dean Foods offer. The Curtice Burns Board of Directors has not yet taken definitive action with respect to this revised proposal.

No assurance can be given that any transaction for the acquisition of Curtice Burns by Dean Foods, Pro-Fac or any third party will be consummated.

During fiscal 1994, the Company expensed $3.5 million of legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split. The allocation to Pro-Fac is being disputed by Pro-Fac. See Notes 4 and 5 of 'Consolidated Notes to Financial Statements.'

               Results of Operations - General

The Company's fiscal 1994 net earnings were $10.1 million or $1.17 per share compared to a loss of $23.8 million or $2.77 per share for fiscal 1993. Included in the fiscal 1994 results was a charge against earnings of $.5 million, equivalent to $.06 per share, to adjust deferred taxes to the higher rate as legislated by Congress and as required under Financial Accounting Standards Board No. 109. Also included in fiscal 1994 results was a net gain of $7.8 million ($3.1 million after dividing with Pro-Fac and after taxes) comprised of a gain on sale of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993, and a charge of $3.5 million of legal, accounting, investment banking and other expenses ($1.7 millon after dividing with Pro-Fac and after taxes) relating to the potential change in control of the Company. Included in the fiscal 1993 results were restructuring charges of $61.0 million ($29.9 million after dividing with Pro-Fac and after taxes). Net earnings, excluding these items, was approximately $9.1 million (equivalent to $1.05 per share) for fiscal 1994 and $5.9 million (equivalent to $.68 per share) for fiscal 1993, an increase of 54.2 percent.

Pretax earnings before dividing with Pro-Fac increased $77.4 million from the prior year. The major elements of this change are:

                                                         (Millions)
                                                         ----------
Restructuring including net gain/(loss) from
 division disposals                                         $68.8
Change in control expenses                                   (3.5)
Disposed operations, including Hiland, meat snacks, oats,
 and Lucca businesses                                        13.2
Nalley's U.S. Chips and Snacks to be sold in fiscal 1995     (2.6)
Major product line changes from ongoing businesses            4.1
Deferred profit sharing and other                            (2.6)
                                                            -----
                                                            $77.4
                                                            ------
                                                            ------

Change in control expenses are anticipated to occur in fiscal 1995 until a final resolution is reached.

The major changes from the prior year for product line earnings (before dividing with Pro-Fac and before taxes), excluding operations sold or to be sold are as follows:

                                      Increase/(Decrease)
                                     ---------------------
                                       Amount          %
                                     (Millions)      Change
                                     ---------      --------
Vegetables                             $13.2         681.1%
Fruits                                  (4.5)        (37.0)
Condiments and specialty products       (2.0)        (10.3)
Snack foods                             (1.2)       (188.6)
Entrees                                 (1.4)        (32.5)
                                       -----
                                       $ 4.1
                                       -----
                                       -----

The increased profitability in the vegetable category was driven by the price increases permitted by the national short crop due to poor weather conditions in the Midwest during the 1993 growing season.

The fruit category was negatively affected by increased trade promotion and advertising related to reformulated fruit fillings and promotions on pumpkin pie filling.

The snack foods category has continued to be affected by the competitive pressures of the salty snacks business and the decline in consumption for the potato chip category.

The change in condiments and specialty products was primarily because the profitability of peanut butter and pickles and relishes was negatively affected by both a sales volume decline and an increase in costs. While the canned meats and entree product line produced increased volume, increased trade promotions and selling costs exceeded the effect of the sales increase.

The following sets forth the major changes in the consolidated statement of income from the prior year.

Net sales for the year ended June 25, 1994 decreased $49.5 million or 5.6 percent from the prior year. This decrease is comprised of the following:

                                 Variance in Millions of Dollars
                           ---------------------------------------------
                             Due to        Due to       Due to    Total
                           Dispositions  Other Volume  Price/Mix Variance
                           ------------  ------------  --------- --------
Vegetables                   $   --        $ 17.6       $ 7.8    $ 25.4
Condiment and specialty
 products                        --           1.1         3.0       4.1
Snack foods                    (20.3)       (15.8)        (.2)    (36.3)
Fruits                           --          (3.8)       (2.7)     (6.5)
Entrees                         (7.6)          .6          .1      (6.9)
Other (includes aseptic, can
 making and cereals)           (31.1)         6.3        (4.5)    (29.3)
                             -------       ------       -----    ------
                              $(59.0)      $  6.0       $ 3.5    $(49.5)
                             -------       ------       -----    ------
                             -------       ------       -----    ------

                                 24

The disposition of businesses reduced sales by $59.0 million as shown above. The increase in vegetable sales volume resulted from higher demand created by a vegetable crop shortage caused by flooding in the Midwest and a drought in the South during the 1993 growing season. The decrease in sales volume for snack foods is due to the continued competitive pressures of the salty snack business and the decline in consumption for the potato chip category.

Cost of sales decreased $40.0 million. As a percent of sales, costs decreased to 71.4 percent from 72.0 percent. Gross profit decreased $9.5 million or 3.8 percent. These changes resulted primarily from dispositions and changes in volume, price and product mix.

Selling, administrative and general expenses decreased $20.2 million or 9.7 percent. Cost reductions include a $.7 million decrease in trade promotions, a $13.1 million decrease in advertising and selling costs and a $6.4 million decrease in administrative costs.

Interest expense decreased $1.3 million or 6.9 percent resulting from a $.2 million increase due to loan volume on Pro-Fac related debt and a $1.5 million reduction due to lower interest rates.

Income before taxes improved $38.7 million or 194.1 percent. The Company's effective tax rate was significantly impacted during fiscal 1994 by non-deductible legal and advisory expenses incurred in conjunction with the change in control, the increase in the federal statutory income tax rate enacted on August 10, 1993 and the adjustment of the valuation allowance previously recorded.

           CHANGES FROM FISCAL 1992 TO FISCAL 1993

                    Results of Operations

Pretax earnings before dividing with Pro-Fac decreased $62.2 million from the prior year. The major elements of this change are:

                                                          (Millions)
                                                          ----------
Restructuring                                              $(61.0)
Operations disposed in fiscal 1993 (Lucca and beverage)        .2
Operations disposed in fiscal 1994 (Hiland, meat snacks,
  and oats businesses)                                       (6.7)
Operations to be disposed in fiscal 1995 (Nalley's U.S.
  chips and snacks)                                           (.8)
Major product line changes from ongoing businesses            7.4
Other                                                        (1.3)
                                                           ------
                                                           $(62.2)
                                                           ------
                                                           ------

Excluding the restructuring charges recorded in fiscal 1993, the Company was slightly less profitable in 1993 in comparison to the prior year, but results of operations comprised many increases to product line earnings that were offset by significant losses incurred in the meat snacks, Hiland snack food, Nalley's U.S. Chips and Snacks, and vegetable businesses.

The Company benefited from strong performances from some of its regional brands and from its can-making operations. The major changes from the prior year for product line earnings (before dividing with Pro-Fac and before taxes), excluding operations sold or to be sold are as follows:

                                       Increase/(Decrease)
                                       -------------------
                                         Amount        %
                                       (Millions)   Change
                                       ---------    ------
Fruits                                 $ 2.0         19.9%
Entrees                                  2.0         45.0
Condiments and specialty sauces          (.6)        (3.0)
Vegetables                              (1.1)       135.6
Snack foods                              (.2)       111.7
Other (includes aseptic, can making,
   and miscellaneous                     5.3        171.5
                                       -----
                                       $ 7.4
                                       -----
                                       -----

Price increases instituted in the fourth quarter of fiscal 1992 were maintained in fiscal 1993 in the can making operation and improved margins from the prior year. The increased profits from the fruit filling category were primarily due to reduced raw product costs that improved margins for that category.

The entree category also achieved higher margins as a result of moving the production for the Lucca canned operation to the Nalley's Fine Foods Division. As previously discussed, the Hiland and meat snacks operations were placed for sale as part of the restructuring program to divest unprofitable or declining businesses. The decrease in earnings relative to the snack operations other than Hiland, meat snacks and Nalley's U.S. Chips and Snacks is due to the continuing competitive pressures in the snack industry that prevent the implementation of price increases that would improve margins without the incurrence of a loss of market share.

During fiscal 1993 the Company continued to experience pressure on earnings from the depressed commodity vegetable business.

The following sets forth the major changes in the consolidated statement of income from the prior year.

Net sales for the year ended June 26, 1993 decreased $18.3 million or 2.0 percent from the prior year. This decrease is comprised of the following:

Variance in Millions of Dollars

                            Due to        Due to      Due to     Total
                           Disposition  Other Volume  Price/Mix  Variance
                           -----------  ------------  ---------  --------
Beverages                  $(14.1)        $  --        $   --     $(14.1)
Vegetables                     --           4.4            .2        4.6
Condiments and specialty
  products                     --          (4.2)         (2.2)      (6.4)
Snack foods                    --            .9          (2.6)      (1.7)
Fruits                         --           5.6          (8.8)      (3.2)
Entrees                      (3.6)          3.7          (1.3)      (1.2)
Other (includes aseptic,
 can making and cereals)       --           5.4          (1.7)       3.7
                           ------         -----        ------     ------
                           $(17.7)        $15.8        $(16.4)    $(18.3)
                           ------         -----        ------     ------
                           ------         -----        ------     ------

The disposition of the soft drink bottling business in July 1992 and Lucca frozen entrees in December 1992 reduced sales by $17.7 million as shown above.

The volume decrease for condiments and specialty products resulted from lower cheese sauce and ketchup sales. Sales volume for cheese sauce decreased in the first part of the fiscal year due to a loss of business partially reinstated later in the year. The ketchup decrease in sales was due to the discontinuation of the private label business for that product. The variance due to price and mix in the fruit category resulted from a decreased raw product purchase price for cherries which was passed along in part to customers.

Cost of sales decreased $19.7 million. As a percent of sales, costs decreased to 72.0 percent from 72.7 percent. Gross profit increased $1.4 million or .6 percent. These changes resulted primarily from increases in volume partially offset by effects of price and product mix changes.

Selling, administrative and general expenses increased $5.8 million or 2.9 percent. This variance includes an $8.6 million increase in trade promotions, a $1.9 million decrease in advertising and selling costs, a $3.3 million benefit due to operational changes in the Company's salaried vacation policy, and a $2.4 million increase in other administrative costs. The increase in trade promotions directly contributed to the increased sales volume and increased margins discussed above.

Interest expense decreased $3.3 million or 14.4 percent resulting from a $.9 million decrease due to a reduction in debt and a $2.4 million reduction due to lower interest rates.

Pro-Fac's share of the Company's profits decreased $31.3 million, of which $30.5 million was due to the restructuring charges.

Income before taxes decreased $30.9 million, primarily due to the restructuring charges discussed above.

Taxes on income decreased $.9 million or 18.3 percent. The Company's effective tax rate was significantly impacted by the writedown of goodwill and other intangibles having a lower tax basis than book value.

Net income decreased $30 million, almost entirely due to the restructuring program (after allocating to Pro-Fac its share of the loss) and the Company's effective tax rate as previously discussed.

               Liquidity and Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Pro-Fac and the combined financial statements are shown in Notes 4 and 5 to the 'Notes to the Consolidated Financial Statements.' Such financial statements should not be used as a basis for determining shareholders' interest in Curtice Burns, but only as a measure of the total financial resources available to Curtice Burns and Pro-Fac.

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

Should the resolution of the potential change in control of Curtice Burns result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the Company believes that the amount required to accomplish this (including the repayment of debt) would be approximately $267.7 million (as measured at the book value on June 25, 1994). Of this amount, $101.5 million represents short- and long-term debt, $24.9 million relates to intangible assets and $141.3 million relates to leased fixed assets. This $267.7 million at June 25, 1994 compares to $303.8 million at June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million relates to leased fixed assets. The decrease in leased assets during fiscal 1994 of $32.2 million is primarily the result of the reduction of leased assets due to the sale of businesses and depreciation of assets exceeding additions. However, in the pending arbitration proceedings between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculates to be greater than $5.75 per share of Curtice Burns' common stock; and (2) that the book value of Pro-Fac's assets for the purposes of determining the buyout price under the Integrated Agreement should not take into account specified writedowns by Curtice Burns of those assets. See 'Legal Proceedings' above and Note 2 to the 'Notes to the Consolidated Financial Statements.'

There are currently two offers for all the outstanding common stock of Curtice Burns. See Note 2 of the 'Notes to Consolidated Financial Statements.'

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. In the fiscal year, net cash provided by operating activities of the combined companies of $39.0 million reflects net income of $10.1 million for Curtice Burns and $24.5 million for Pro-Fac. Amortization of assets amounted to $25.7 million. Inventories decreased $.3 million and accounts receivable decreased $5.7 million. Changes in other assets and liabilities amounted to $27.3 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $22.4 million in the period was comprised of $42.1 million received from disposals, $19.6 million paid for purchases of property, plant and equipment, $1.3 million received for disposals of fixed assets, and a $1.4 million increase in the investment of Springfield Bank for Cooperatives. During the period, the $42.1 million received from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business was generally applied to reduce debt.

Net cash used in financing activities of $65.1 million in the period was comprised of payments on short-term debt of $.5 million, payments on long-term debt of $50.2 million, payments on capital leases of $2.1 million, issuance of capital stock of $.7 million, less repurchases of $3.2 million, and dividends paid of $9.9 million.

                 Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South increased finished goods pricing, even though the crops in the Company's growing areas were at normal levels. It is difficult to assess the 1994 crop yields and resulting impact on fiscal 1995 profitability until late fall of 1994 when national supplies of the fruit and vegetable commodities are known.

Seasonal lines of credit of $100.0 million were available to the Company and Pro-Fac up to September 1993, $86 million after that date, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at June 25, 1994 was $11.5 million.

There are no current plans for the acquisition of businesses. Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year. Net cash provided from operations and the cash proceeds from the planned sales of excess facilities should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures as well as anticipated dividends of approximately $10 million in the coming year. Proceeds from the sale of business units, if any, will be applied to reduce debt.

            Supplemental Information on Inflation

The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

                        Other Matters

In November 1992, the Financial Accounting Standard Board issued Statement of Accounting Standards No. 112, 'Employers' Accounting for Postemployment Benefits.' This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

This statement is effective for fiscal years beginning after December 15, 1993. Management believes that any changes caused by this Statement will not be material.

Statement of Position ('SOP') 93-7, 'Reporting on Advertising Costs,' was issued in December 1993 and has not yet been adopted by the Company. The Statement provides guidance on financial reporting on advertising costs. The Company plans to adopt the Statement in fiscal 1995, and believes that the effect on the results of operations will not be material.

Note 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                Index to Financial Statements
                                                             Pages

Curtice Burns Foods and Consolidated Subsidiaries:

 Independent Accountants' Reports . . . . . . . . . . . . . . .   31

 Management's Responsibility for Financial Statements . . . . .   32

 Consolidated Statements of Operations and Retained
   Earnings for the Fiscal Years Ended June 25, 1994,
     June 26, 1993, and June 26, 1992 . . . . . . . . . . . . . . 33

 Consolidated Balance Sheets, June 25, 1994 and June 26, 1993 . . 34

 Consolidated Cash Flow Statements for the Fiscal Years Ended
   June 25, 1994, June 26, 1993, and June 26, 1992 . . . . . . .  35

 Notes to Consolidated Financial Statements. . . . . . . . . . .  36

 Selected Quarterly Financial Data . . . . . . . . . . . . . . .  55

The following additional financial data are submitted as part of Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this report:

 Schedule    V -Property, Plant and Equipment

 Schedule   VI -Accumulated Depreciation of Property, Plant and
                Equipment

 Schedule VIII -Valuation and Qualifying Accounts

 Schedule   IX -Short-Term Borrowings

 Schedule    X -Supplementary Income Statement Information

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

              REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
Board of Directors of
Curtice-Burns Foods, Inc.


In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Curtice Burns Foods, Inc. and its subsidiaries at June 25, 1994 and June 26, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2 and 4 to the consolidated financial statements, several disputes currently exist between Pro-Fac Cooperative, Inc. and the Company. The Company has requested arbitration to resolve the disputes with Pro-Fac Cooperative, Inc. Additionally, two competing offers to acquire the outstanding common stock the Company have been made.

Our audits of the consolidated financial statements also included an audit of the financial statement schedules listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Rochester, New York
August 10, 1994

(Except as to Note 3, which is
 as of September 22, 1994).
                                     31

       MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS




Management is responsible for the preparation and integrity of the financial statements and related notes which appear on pages 33 through 54. These statements have been prepared in accordance with generally accepted accounting principles.

The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting report is on page 31.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management board members. The independent accountants and internal auditors of the Company have full and free access to the Audit Committee. The Audit Committee periodically meets with the independent accountants and the internal auditors, and with management present to discuss accounting, auditing and financial reporting matters.





J. William Petty
President and
Chief Executive Officer




William D. Rice
Senior Vice President and
Chief Financial Officer

September 23, 1994                                     32

Curtice Burns Foods, Inc.
Consolidated Statement of Operations and Retained Earnings

Dollars in Thousands Except Share Data

                                                  Fiscal Years Ended
                                              -------------------------
                                              1994      1993     1992
                                            --------   -------  -------

Net sales                                   $829,116 $878,627  $896,931
                                            -------- --------  --------
Costs and expenses:
  Cost of sales                              592,621  632,663   652,347
  Restructuring including net (gain)/loss
     from division disposals                  (7,768)  61,037        --
  Change in control expenses                   3,500       --        --
  Other selling, administrative and general
     expenses                                186,934  207,119   201,327
  Interest expense:
     Interest expense on Pro-Fac
       related borrowings                     15,617   16,515    19,869
     Interest expense on other debt            2,667    3,047     3,558
     Less capitalized interest                   (79)     (12)     (592)
                                             -------  -------   -------
       Total interest expense                 18,205   19,550    22,835
                                             -------  -------   -------
Total costs and expenses                     793,492  920,369   876,509
                                             -------  -------   -------
Pretax earnings/(loss) before dividing
   with Pro-Fac                               35,624  (41,742)   20,422

Pro-Fac share of (earnings)/loss             (16,849)  21,800    (9,505)
                                             -------  -------   -------
Income/(loss) before taxes                    18,775  (19,942)   10,917
Provision for taxes                           (8,665)  (3,895)   (4,769)
                                             -------  -------   -------
Net income/(loss)                             10,110  (23,837)    6,148
Retained earnings at beginning of period      53,541   82,882    80,849
Less cash dividends declared
  ($.64, $.64, and $.48 per share,            (5,530)  (5,504)   (4,115)
   respectively)                             -------  -------   -------
Retained earnings at end of period          $ 58,121 $ 53,541  $ 82,882
                                             ------- --------  --------
                                             ------- --------  --------

Net income/(loss) per share                 $   1.17 $  (2.77) $    .71
                                             ------- --------  --------
                                             ------- --------  --------

The accompanying notes are an integral part of these financial statements.

Curtice Burns Foods, Inc.
Consolidated Balance Sheet

Dollars in Thousands Except Share Data                   June 25, 1994 June 26, 1993
                                                         ------------- --------------

ASSETS
Current Assets:
  Cash                                                     $  2,928     $  6,516
  Accounts receivable trade, less allowances for
     bad debts of $1,066 and $801, respectively              57,640       63,160
  Accounts receivable, other                                  8,460        8,151
  Income taxes refundable                                       237
  Current deferred taxes receivable                          10,487        7,561
  Inventories -
     Finished goods                                         108,538      110,772
     Raw materials and supplies                              46,721       58,704
                                                           --------     --------
       Total inventories                                    155,259      169,476
                                                           --------     --------
  Prepaid manufacturing expense                               8,190        7,164
  Prepaid expenses and other current assets                   4,305        4,920
                                                           --------     --------
       Total current assets                                 247,506      266,948
Net property, plant and equipment leased                    141,322      173,513
    from Pro-Fac
 Other property, plant and equipment, net                    26,194       18,939
Goodwill and other intangibles, less amounts
  financed and accumulated amortization of
  $10,335 and $8,650, respectively                           24,909       26,546
Other assets                                                  7,007        7,783
                                                           --------     --------
       Total assets                                        $446,938     $493,729
                                                           --------     --------
                                                           --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $ 62,335     $ 64,663
  Due to Pro-Fac                                              9,447        9,113
  Accrued employee compensation                              11,482       11,843
  Other accrued expenses                                     26,947       30,334
  Income taxes payable                                                     9,046
  Current portion of obligations under
     Pro-Fac capital leases                                  17,645       21,184
  Current portion of obligations under
     other capital leases                                       785        1,687
  Current portion of Pro-Fac long-term debt                  14,000       16,000
  Current portion of other long-term debt                       816        2,656
                                                           --------     --------
       Total current liabilities                            143,457      166,526
Long-term debt due Pro-Fac                                   78,040       78,648
Long-term debt due others                                     1,021        6,389
Obligations under Pro-Fac capital leases                    123,677      152,329
Obligations under other capital leases                        1,296        1,773
Deferred income taxes                                        14,958        9,362
Other non-current liabilities                                 3,591        3,027
                                                           --------     --------
       Total liabilities                                    366,040      418,054
                                                           --------     --------
Commitments and Contingencies
Shareholders' Equity:
  Class A common - $.99 par value;
     10,125,000 shares authorized;
     6,628,430 and 6,568,518 outstanding, respectively        6,562        6,503
  Class B common - $.99 par value;
     4,050,000 shares authorized;
     2,056,876 and 2,060,702 outstanding, respectively        2,036        2,040
  Additional paid-in capital                                 14,224       13,591
  Retained earnings                                          58,121       53,541
  Minimum pension liability adjustment                          (45)          --
                                                           --------     --------
       Total shareholders' equity                            80,898       75,675
       Total liabilities and shareholders' equity          $446,938     $493,729
                                                           --------     --------
                                                           --------     --------

The accompanying notes are an integral part of these financial statements.
                                       34


Curtice Burns Foods, Inc.
Consolidated Statement of Cash Flows

Dollars in Thousands                                     Fiscal Years Ended
                                                     -------------------------
                                                      1994      1993       1992
                                                     --------  --------  --------
Cash Flows From Operating Activities:
Net income/(loss)                                     $ 10,110  $(23,837) $ 6,148
 Adjustments to reconcile net income to net
   cash provided by operating activities -
     Restructuring charges, including net (gain)/loss
      from division disposals                           (7,768)   61,037       --
     Amortization of goodwill and other intangibles      1,685     2,538    2,742
     Depreciation and amortization of capital assets    22,322    25,432   24,414
     Provision for losses on accounts receivable           709       346      827
     Deferred tax provision/(benefit)                    2,670   (10,642)   1,009
 Change in assets and liabilities net
   of effects of disposals -
     Accounts receivable                                 5,704    (8,043)   7,823
     Inventories                                           250     4,738    9,162
     Income taxes refundable/payable                    (9,283)   11,617     (650)
     Accounts payable and accrued expenses              (7,313)    2,497    7,136
     Due to Pro-Fac                                        834    (1,654)    (443)
     Other assets and liabilities                        2,055    (3,345)  (5,491)
                                                       -------   -------  -------
   Net cash provided by operating activities            21,975    60,684   52,677
                                                       -------   -------  -------
Cash Flows From Investing Activities:
 Proceeds from division disposals                       42,097        --       --
 Cash paid for intangibles                              (1,637)  (26,898)  (2,405)
 Purchase of property, plant and equipment              (9,543)   (8,360)    (562)
 Disposal of assets                                      1,900     3,817    6,176
 Disposal of Pro-Fac assets                                714     4,923    1,661
 Disposal of third party leases                            357        94      587
                                                       -------   -------  -------
   Net cash provided by/(used in) investing activities  33,888   (26,424)   5,457
                                                       -------   -------  -------
Cash Flows From Financing Activities:
 Due to Pro-Fac                                           (500)  (16,000) (18,000)
 Proceeds from issuance of Pro-Fac long-term debt       40,378    33,348      201
 Payments on Pro-Fac long-term debt                    (42,986)  (14,000)      --
 Payments on other long-term debt                       (7,208)   (2,644)  (3,108)
 Payments on Pro-Fac capital leases                    (42,193)  (26,928) (23,827)
 Payments on other capital leases                       (2,100)   (2,642)  (2,073)
 Proceeds from sale of stock under stock option plans      688       517      213
 Stock repurchased                                          --       (17)  (5,000)
 Cash dividends paid                                    (5,530)   (5,504)  (5,540)
                                                       -------  --------  -------
   Net cash used in financing activities               (59,451)  (33,870) (57,134)
                                                       -------  --------  -------
Net change in cash                                      (3,588)      390    1,000
Cash at beginning of year                                6,516     6,126    5,126
                                                       -------  -------- --------
Cash at end of year                                   $  2,928  $  6,516 $  6,126
                                                       -------  -------- --------
                                                       -------  -------- --------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for -
 Interest (net of amount capitalized)                 $ 18,623  $ 19,757 $ 22,636
                                                       -------  -------- --------
                                                       -------  -------- --------
 Income taxes, net                                    $ 15,077  $  1,909 $  3,795
                                                       -------  -------- --------
                                                       -------  -------- --------

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Capital lease obligations incurred
     excluding acquisitions                           $ 10,723  $ 16,065 $ 19,897
                                                       -------  -------- --------
                                                       -------  -------- --------


The accompanying notes are an integral part of these financial statements.

Curtice Burns Foods, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles including the following major accounting policies:

                         Fiscal Year

Fiscal 1994 ended on June 25, 1994, and fiscal 1993 ended on June 26, 1993, the last Saturday in June. Prior years ended on the last Friday in June.
 All future fiscal years will end on the last Saturday in June. The years ended June 25, 1994, June 26, 1993, and June 26, 1992 each comprised 52 weeks.

                        Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Certain items for fiscal 1993 and 1992 have been reclassified to conform with fiscal 1994 presentations.

                         Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ('FIFO') method. Inventory reserves are recorded to reflect the difference between FIFO cost and the market applicable to canned and frozen fruit and vegetable inventories. These reserves amounted to $379,000, $1,189,000 and $2,520,000 for fiscal 1994, 1993 and 1992, respectively.

                   Manufacturing Overhead

Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants subsequent to the previous pack are deferred and included in the accompanying balance sheet under the caption 'Prepaid manufacturing expense.'

Property, Plant and Equipment and Related Lease Arrangements

Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 3 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Such leases include those assets title to which is held by Pro-Fac and utilized by the Company under the terms of the Integrated Agreement (the 'Agreement') described in
Note 4. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

                        Income Taxes

Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet.

                           Pension

The Company and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

         Postretirement Benefits Other Than Pensions

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106, 'Employers Accounting for Postretirement Benefits Other than Pensions' which is further described in Note 9.

      Employers' Accounting for Postemployment Benefits

In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, 'Employers' Accounting for Postemployment Benefits.'

This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

This Statement is effective for fiscal years beginning after December 15, 1993. Management believes that any change caused by this Statement will not be material.

               Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks net of the portion of such intangibles financed by Pro-Fac in those transactions. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over periods ranging to 40 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

                 Environmental Expenditures

Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable and the cost can be reasonably estimated.

Note 2.  POTENTIAL CHANGE OF CONTROL OF CURTICE BURNS

On March 23, 1993, the Company announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in the Company. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options include negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing the Company to buy out Pro-Fac and possibly Agway. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, Curtice Burns and Pro-Fac are currently in arbitration proceedings relating to, among other matters, whether or not Curtice Burns has the right to terminate the Agreement, the amount that would be due to Pro-Fac upon such termination and when such termination would take effect. In connection with any termination of the Agreement, Curtice Burns would be required to repay all debt owed to Pro-Fac.

The Company actively explored these alternatives during fiscal 1994. On June 8, 1994, the Curtice Burns Board of Directors voted to pursue a proposal submitted by Dean Foods to acquire all the outstanding share of Curtice Burns at a maximum cash price of $20 per share, subject to a number of contingencies, including an agreement with Pro-Fac covering the termination of the Integrated Agreement, an agreement with Hormel Foods Corporation for the purchase of the Nalley's Fine Foods Division of Curtice Burns, clearance of the transaction by appropriate government agencies, negotiation of definitive agreements and approval of any transaction by Curtice Burns' shareholders.

As a result of Pro-Fac's unwillingness to enter into the agreement required by Dean Foods, on July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement. These arbitration proceedings are discussed in more detail under 'Arbitration Proceedings with Pro-Fac' below.

            Arbitration Proceedings with Pro-Fac

On July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement by serving a Demand for Arbitration on Pro-Fac. In the arbitration, Curtice Burns is seeking, among other relief, a declaration confirming its right to terminate the Integrated Agreement and to purchase the assets owned by Pro-Fac but used by Curtice Burns in the conduct of its business upon tender of the then current book value thereof, determined in accordance with generally accepted accounting principles, a declaration confirming the effect of termination of the Integrated Agreement on the obligations of Curtice Burns under the Integrated Agreement and a declaration confirming that Curtice Burns does not have any obligations under the Integrated Agreement to purchase crops except as set forth in the fiscal 1995 Profit Plan. Curtice Burns is also seeking an award of damages sustained by Curtice Burns in an amount to be determined by the arbitrators, but in no event less than the difference in value between the Dean Foods $20 per share offer and the market price per share of Curtice Burns' common stock following any public announcement that the Dean Foods acquisition proposal has been withdrawn.

On August 2, 1994, Curtice Burns filed a petition in the Supreme Court of New York for an order compelling Pro-Fac to proceed with the arbitration.

On August 4, 1994, Pro-Fac served Curtice Burns with Pro-Fac's Response and Counterdemand for Arbitration (the 'Response'). In the Response, Pro-Fac asserted (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculated to be greater than $5.75 per share of Curtice Burns' common stock; (2) that Curtice Burns cannot terminate the Integrated Agreement at all or not before, at the earliest, June 1996; (3) that the book value of Pro-Fac's assets for the purposes of calculating the price at which Curtice Burns may buy those assets and terminate the Integrated Agreement should not take into account specified writedowns by Curtice Burns of those assets; (4) that Curtice Burns is in default under the Integrated Agreement for improper termination of crops; and (5) that Curtice Burns is in default under the Integrated Agreement for failing to manage the business of Pro-Fac. Pro-Fac also claimed damages that it estimated at more than $50 million. In the Response, Pro-Fac also generally denied Curtice Burns' allegations in its Demand for Arbitration.

On August 4, 1994, Pro-Fac submitted a proposal for acquisition of all the outstanding stock of Curtice Burns for $19.00 per share in cash, and upon acceptance of the offer, Pro-Fac would relinquish its claims against Curtice Burns. The contingencies of the Pro-Fac offer involve shareholder approval and financing. This was the second proposal submitted by Pro-Fac. The first was for $16.87 per share, in cash, on June 8, 1994, which the Company rejected at that time in favor of pursuing the Dean Foods offer.

The Company has expensed $3.5 million of legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split ($1.8 million). The allocation to Pro-Fac of this charge is being disputed by Pro-Fac. See Notes 4 and 5.

The Company believes that Pro-Fac's allegations are without merit and intends to resist them vigorously.

Note 3.  RESTRUCTURING PROGRAM

             The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which the Company can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate the Company's national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the 'More Fruit/More Flavor' pie filling program.

                  Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for the Company but would fit strategically with other business portfolios. During fiscal 1993, the Company divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, the Company wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred in fiscal 1994 to adjust previous estimates. In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and

Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, the Company sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, the Company also made staff reductions in selected locations throughout the Company. A $1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and unexpected losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by the Company's Board of Directors in August 1994. In connection with the second phase, the company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge, not exceed $12 million before split with Pro-fac and before taxes, for this phase of the restructuring program will be recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, the Company has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with the Company. If this sale is finalized, it may result in a revision to the aforementioned reserve.

Note 4.  AGREEMENT WITH PRO-FAC

The Company has a contractual relationship with Pro-Fac under an Agreement consisting of five sections: Operations Financing, Marketing, Facilities Financing, Management, and Settlement, which extends to 1997, and provides for two successive five-year renewals at the option of the Company.

The provisions of the Agreement include the financing of certain assets utilized in the business of the Company and provide a sharing of income and losses between Curtice Burns and Pro-Fac. Should the Company terminate the Agreement, the Company has the option of purchasing those assets financed by Pro-Fac at their book value at that time.

Revenues received or paid by Pro-Fac from or to Curtice Burns under the Agreement for the years ended June 25, 1994, June 26, 1993, and June 26, 1992 include: commercial market value of crops delivered, $59,216,000, $59,800,000, and $64,152,000, respectively; interest income, $15,617,000,
$16,515,000, and $19,869,000, respectively; and additional proceeds from profit and loss sharing provisions (amounts in parenthesis indicate deductions from amounts otherwise payable by Curtice Burns to Pro-Fac as a result of loss sharing), $16,849,000, ($21,800,000), and $9,505,000, respectively. In addition, Pro-Fac received from the Company amortization and financing payments of $43,830,000, $53,826,000, and $26,232,000 for the
years ending June 25, 1994, June 26, 1993, and June 26, 1992, respectively.

Should the resolution of the potential change of control of Curtice Burns (see Note 2) result in the Company exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Company in its business, the financing required to accomplish this (including the repayment of debt) would be $267,718,000 as measured at the book value on June 25, 1994. Of this amount, $101,487,000 represents short- and long-term debt, $24,909,000 relates to intangible assets, and $141,322,000 relates to fixed assets. This $267,718,000 at June 25, 1994 compares to $303,820,000 at June 26, 1993, which was comprised of $103,761,000 of short- and long-term debt, $26,546,000 relating to intangible assets and $173,513,000 relating to leased fixed assets. This change of $36,102,000 during the year is the net of increases and decreases in the amounts attributable to short- and long-term debt and leased assets. The decrease in leased assets during fiscal 1994 is the result of certain businesses that were sold (see Note 3) and depreciation exceeding additions for the period, resulting in a net decrease of $32,191,000 in the leased asset values for which Pro-Fac holds title.

In fiscal 1993 the Company wrote down assets associated with its Meat Snacks and Hiland Potato Chip businesses (see Note 3). The total amount of such writedown was $58,300,000, of which approximately $29,150,000 was allocated to reduce the value of assets leased from Pro-Fac.

In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculates to be greater than $5.75 per share of Curtice Burns' common stock; and (2) that the book value of Pro-Fac's assets for the purposes of calculating the buyout price under the Integrated Agreement should not take into account the writedown of the assets associated with the Meat Snacks and Hiland Potato Chip businesses. See Note 2. The Company and Pro-Fac have agreed that, in such arbitration, the effect of the fiscal 1993 writedown of assets associated with the Company's Meat Snacks and Hiland Potato Chip businesses will be treated as if such businesses had not been sold. Also in dispute is Curtice Burns allocation to Pro-Fac of one-half of the change in control costs of $3.5 million, one-half of which were allocated to Pro-Fac in fiscal 1994 pursuant to the provisions of the Agreement. See Note 2.

In March 1994, the Company advised Pro-Fac that, in view of the possibility that the Company might be acquired by a third party, Pro-Fac should not rely on Curtice Burns to purchase any crops from Pro-Fac or its growers in calendar 1995 and beyond. In addition, the Company notified Pro-Fac that Curtice Burns will not commit to purchase a substantial portion of the crops historically purchased from Pro-Fac in the 1995 growing season. As a result, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The affected Pro-Fac growers are principally Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers, and Northwest potato growers who represent more than half of Pro-Fac's membership and have accounted for approximately $29.9 million or 50 percent of the total crops delivered by Pro-Fac to Curtice Burns in the past year. In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, that Curtice Burns is in default under the Integrated Agreement for improper termination of crops and has claimed damages that Pro-Fac estimates at more than $50 million (see Note 2). The Company believes that its only obligation to purchase crops from Pro-Fac is as set forth in the Profit Plan as approved each year by the Boards of Directors of both Pro-Fac and the Company. Because the most recent approved Profit Plan was for fiscal year 1995 (which Plan corresponds to the 1994 calendar year crops), the Company believes that it is not currently obligated to purchase any crops from Pro-Fac for calendar year 1995 or later.

On August 3, 1994, Pro-Fac responded to the claim and served the Company with a counter claim demanding arbitration.

Note 5.  DEBT

                       Short-Term Debt

Short-term bank lines of credit are extended individually to both the Company and Pro-Fac. They are interrelated so that both companies must participate on a proportionate basis in the average borrowings under such lines. At least 55 percent of such borrowing is attributable to Pro-Fac and advanced by the Springfield Bank for Cooperatives and up to 45 percent is attributable to the Company and advanced by a commercial bank syndicate consisting of six banks. The combined line of credit at June 25, 1994 was $86,000,000. The revolving lines of credit under such agreements have been renewed through November of 1994. Such lines expire annually unless renewed. Such renewals grant both short-term and long-term lenders liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements and other long-term debt. Outstanding borrowings at June 25, 1994 were $11,500,000. The maximum amount of short-term borrowings outstanding during the year were $81,000,000. The approximate average short-term borrowings during fiscal 1994 were $51,516,000, of which $30,464,000 was borrowed from Pro-Fac through funds advanced to Pro-Fac from the Springfield Bank for Cooperatives and $21,052,000 was borrowed from commercial banks. The approximate daily weighted average interest rate on borrowings was 4.6 percent and the rate at June 25, 1994 was 5.5 percent. The Company pays a one-fourth of one percent fee on the unused portion of the commercial bank lines of credit and a one-eighth of one percent facility fee to commercial banks participating in the credit agreement. There are no compensating balance requirements.

                       Long-Term Debt

In addition to the long-term and the short-term borrowings included in the balance sheet as due to Pro-Fac, the Company guaranteed Pro-Fac debt at June 25, 1994 of $48,974,000 which was used primarily for financing the fixed and intangible assets referred to in Note 4. The interest rate on Pro-Fac borrowings was 6.7 percent at June 25, 1994. The other debt of $1,837,000, primarily Industrial Revenue Bonds, carries rates ranging up to 11.0 percent at June 25, 1994.

Long-term debt maturities during each of the next five fiscal years are as follows: 1995-$14,816,000; 1996-$14,343,000; 1997-$14,209,000; 1998-
$14,206,000, and 1999-$14,182,000. Provisions of the Agreement do, however, allow Pro-Fac, with sufficient notice, to accelerate the repayment of debt.

Based on an estimated borrowing rate at fiscal year end 1994 of 8.0 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding is approximately $88,709,000 for Pro-Fac related debt and $1,835,000 for other debt.

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

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest, and fixed charges and the incurrence of additional debt. The companies are in compliance with, or have obtained waivers for, restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November of 1994. Such renewals grant to both short-term and long-term lenders liens on substantially all assets of the Company and Pro-Fac as collateral for borrowings under such agreements.

Such combined financial statements are neither necessary for a fair presentation of the financial position of the Company nor appropriate as primary statements for the Company's shareholders or for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which are legally attributable to either the Company's shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented below are special purpose in nature and should be used only within the context described.

            Combined Pro Forma Condensed Statement of Operations
                                  Unaudited

                                                 Fiscal Year Ended
                            ---------------------------------------------------
                                      June 25, 1994               June 26, 1993
                            ------------------------------------  -------------
                                  Curtice
(Dollars in Millions)              Burns  Pro-Fac  Eliminations Combined   Combined
                                  ------- -------  ------------ --------   --------
Sales and revenues                $829.1   $94.4    $(94.4)     $829.1     $878.6
Cost of sales                      592.6    58.2     (58.2)      592.6      632.7
                                 -------  -------   ------     -------    -------
Restructuring, including net
 (gain)/loss from division
    disposals                       (7.8)     --        --        (7.8)      61.0
Change in control costs              3.5      --        --         3.5         --
Other selling, administrative
 and general expenses              187.0      .9      (2.0)      185.9      205.5
Interest expense                    18.2    11.6     (15.6)       14.2       16.8
Pro-Fac share of earnings           16.8      --     (16.8)         --         --
                                 -------  -------   ------     -------    -------
Total cost and expenses            810.3    70.7     (92.6)      788.4      916.0
                                 -------  -------   ------     -------    -------
Income/(loss) before taxes          18.8    23.7      (1.8)(A)    40.7      (37.4)

(Provision)/benefit for taxes       (8.7)     .8        --        (7.9)      (3.9)
                                 -------   -----    ------     -------    -------
Net income/(loss)                 $ 10.1   $24.5    $ (1.8)(A)  $ 32.8     $(41.3)
                                 -------   -----    ------     -------    -------
                                 -------   -----    ------     -------    -------

Note to combined pro forma condensed statement of operations:

(A) Amounts represent the balance of the fiscal 1994 share of earnings between the Company and Pro-Fac which is currently under dispute. See discussion at Notes 2 and 4.

    Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                    Combined Pro Forma Condensed Balance Sheet
                                      Unaudited

                                            June 25, 1994               June 26, 1993
                               ---------------------------------------- -------------
                               Curtice
(Dollars in Millions)           Burns    Pro-Fac  Eliminations Combined   Combined
                               -------   -------  ------------ --------   --------
Assets
  Current assets (A)(C)          $247.5    $ 46.7    $ (42.9)    $251.3     $268.9
  Property, plant and
     equipment, net (B)           167.5      --         --        167.5      192.5
  Investment in direct
   financing leases (C)              --     123.7     (123.7)        --         --
  Due from Curtice Burns (D)         --      78.0      (78.0)        --         --
  Goodwill and other intangibles   24.9      24.9       --         49.8       53.1
  Other assets                      7.0      22.7         --       29.7       26.9
                                 ------    ------    -------     ------     ------
   Total assets                  $446.9    $296.0    $(244.6)    $498.3     $541.4
                                 ------    ------    -------     ------     ------
                                 ------    ------    -------     ------     ------
Liabilities and Net Worth
  Current liabilities (A)(C)     $143.4    $ 44.6    $ (41.1)    $146.9     $166.8
  Lease obligations (C)           125.0      --       (123.7)       1.3        1.8
  Long-term debt--
    Due Pro-Fac (D)                78.0      --        (78.0)        --         --
    Due others (E)                  1.1     127.1                 128.2      174.4
  Other liabilities                18.5        .5         --       19.0       12.8
                                 ------    ------    -------     ------     ------
    Total liabilities             366.0     172.2     (242.8)     295.4      355.8
  Shareholders' equity and
    members' capitalization (F)    80.9     123.8       (1.8) (G) 202.9      185.6
                                 ------    ------    -------     ------     ------
   Total liabilities and
    net worth                    $446.9    $296.0    $(244.6)    $498.3     $541.4
                                 ------    ------    -------     ------     ------
                                 ------    ------    -------     ------     ------

Notes to combined balance sheet:

(A) Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 4. Such amounts are eliminated for purposes of this balance sheet.

(B) Property, plant and equipment owned by Pro-Fac and leased to Curtice Burns on a financing basis had a net book value of $141.3 million at June 25, 1994.

(C) The majority of the lease obligations of Curtice Burns are payable to Pro-Fac and amount to $141.3 million at June 25, 1994, of which $17.6 million is payable currently. The related Curtice Burns liability and Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D) Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E) With respect to Pro-Fac, long-term debt due others represents term loans payable to the Springfield Bank for Cooperatives (interest rate of 6.7 percent at June 25, 1994).

(F) Shareholders' and members' capitalization of Pro-Fac at June 25, 1994 consists of common stock, $10.3 million; retained earnings allocated to members ('retains'), $44.4 million; preferred stock, $64.4 million which originates from conversion of 'retains'--normally after five years--and which is redeemable at the option of Pro-Fac; and earned surplus (unallocated and apportioned), $4.7 million.

(G) Amount represents the balance of the fiscal 1994 share of earnings between the Company and Pro-Fac which is currently under dispute. See discussion at Notes 2 and 4.
                                     45

            Combined Pro Forma Condensed Statement of Cash Flows
                                  Unaudited

                                             June 25, 1994              June 26, 1993
                                 ------------------------------------   -------------
                                 Curtice
(Dollars in Millions)             Burns   Pro-Fac  Eliminations  Combined   Combined
                                 -------  -------  ------------  --------   --------
Net cash provided by/(used in)
  operating activities            $ 21.9  $ 18.0    $  (.9)     $ 39.0     $ 42.2

Net cash provided by/(used in)
  investing activities              33.9    32.9     (44.4) (A)   22.4      (17.1)

Net cash (used in)/provided by
  financing activities             (59.4)  (50.9)     45.3       (65.0)     (24.7)
                                 -------   -----     -----       -----      -----
Net change in cash                  (3.6)     --        --        (3.6)        .4

Cash at beginning of year            6.5      --        --         6.5        6.1
                                 -------   -----     -----       -----      -----
Cash at end of year               $  2.9   $  --     $  --      $  2.9     $  6.5
                                 -------   -----     -----       -----      -----
                                 -------   -----     -----       -----      -----
Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                   $ 18.6  $ 12.1    $(15.6)     $ 15.1     $ 17.3
                                 -------   -----     -----       -----      -----
                                 -------   -----     -----       -----      -----
  Income taxes, net               $ 15.0  $ (1.0)   $   --      $ 14.0     $  2.9
                                 -------   -----     -----       -----      -----
                                 -------   -----     -----       -----      -----
Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                       $ 10.7  $   --    $(10.0)     $   .7     $  3.0
                                 --------  ------    -----       -----     ------
                                 --------  ------    -----       -----     ------
 Conversion of retains
   into preferred stock                   $  4.9                $  4.9     $  5.9
                                           -----                 -----      -----
                                           -----                 -----      -----
 Net proceeds allocated to
   members but retained by
   the Cooperative                        $ 14.2                $ 14.2     $  4.8
                                          ------                ------     ------
                                          ------                ------     ------


(A) Amount includes the balance of the fiscal 1994 share of earnings between the Company and Pro-Fac which is currently under dispute. See discussion at Notes 2 and 4.

    Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.

Note 6.  PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 25, 1994 and June 26, 1993.

                                  June 25, 1994                         June 26, 1993
                       ---------------------------------     -----------------------------------
                                   Leased From                           Leased From
                                 ---------------                       -----------------
                        Owned                                 Owned
Dollars in Thousands   Assets    Pro-Fac   Others   Total    Assets    Pro-Fac    Others   Total
                       ------    -------   ------   -----    ------    -------    ------   -----
Land                   $     6  $  8,635  $    --  $  8,641  $    41  $  9,673   $   --  $  9,714
Land improvements           85     3,467       --     3,552       85     3,693       --     3,778
Buildings                1,150    86,903      720    88,773    1,377    95,597      720    97,694
Machinery and
 equipment               8,953   219,971    4,609   233,533    8,895   234,930    6,615   250,440
Construction in
 progress               21,085        --       --    21,085   18,778        --       --    18,778
Valuation allowance         --    (3,970)      --    (3,970)  (6,900)       --       --    (6,900)
                      --------  --------   ------  --------  -------  --------   ------  --------
                        31,279   315,006    5,329   351,614   22,276   343,893    7,335   373,504
Less accumulated
 amortization            7,142   173,684    3,272   184,098    6,628   170,380    4,044   181,052
                      --------  --------   ------  --------  -------  --------   ------  --------

Net                    $24,137  $141,322   $2,057  $167,516  $15,648  $173,513   $3,291  $192,452
                      --------  --------   ------  --------  -------  --------   ------  --------
                      --------  --------   ------  --------  -------  --------   ------  --------

Obligations under
 capital leases (1)             $141,322   $2,081  $143,403           $173,513   $3,460  $176,973
Less current portion              17,645      785    18,430             21,184    1,687    22,871
                                --------   ------  --------           --------   ------  --------

Long-term portion               $123,677   $1,296  $124,973           $152,329   $1,773  $154,102
                                --------   ------  --------           --------   ------  --------
                                --------   ------  --------           --------   ------  --------


    (1) Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6 to 9 percent.

As of June 25, 1994, the Company leases seven facilities from Pro-Fac that are not being utilized and are currently for sale. The net book value of these properties is $11,898,000 at June 25, 1994.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 25, 1994.

Dollars in Thousands
                                   Capitalized Leases
                                ------------------------
Fiscal year ending last                                    Operating   Total Future
   Saturday in June             Pro-Fac   Other   Total     Leases      Commitment
- -----------------------         -------   -----   -----     ------      ----------

    1995                       $ 17,645  $1,207   $ 18,852  $ 5,175    $ 24,027
    1996                         15,829     765     16,594    2,591      19,185
    1997                         14,590     503     15,093    1,655      16,748
    1998                         13,276     308     13,584    1,234      14,818
    1999                         11,963      98     12,061      932      12,993
  Later years                    68,019     309     68,328      956      69,284
                               --------  ------   --------  -------    --------

Net minimum lease payments (1)  141,322   3,190    144,512  $12,543    $157,055
                                                            -------    --------
Less amount representing
 interest (1)                        --   1,109      1,109
                               --------   -----      -----

Present value of minimum
 lease payments                $141,322  $2,081   $143,403
                               --------  ------   --------
                               --------  ------   --------

(1) With respect to the Agreement with Pro-Fac (see Note 4), the net minimum payments do not include interest since interest amounts are determined and billed to Curtice Burns based upon Pro-Fac's borrowing costs required to finance the leased assets. With respect to other leases, interest has been calculated at the Company's incremental borrowing rate at the inception of the respective leases.

    Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11,721,000, $13,713,000, and $13,659,000, for fiscal years 1994, 1993, and 1992, respectively.

Note 7.  INCOME TAXES

Taxes on income include the following:


                                              Fiscal Years Ended
                                           ------------------------
Dollars in Thousands                         1994    1993      1992
                                             ----    ----      ----
Federal --
 Current                                    $4,047 $10,132   $  1,933
 Deferred                                    1,831  (7,407)       911
                                            ------ -------   --------
                                             5,878   2,725      2,844
                                            ------ -------   --------

State and foreign --
 Current                                     1,948   4,405      1,827
 Deferred                                      839  (3,235)        98
                                            ------ -------   --------
                                             2,787   1,170      1,925
                                            ------ -------   --------
                                            $8,665 $ 3,895   $  4,769
                                            ------ -------   --------
                                            ------ -------   --------


The deferred tax liabilities/assets consist of the following:

                                           1994      1993      1992
                                           ----      ----      ----
Liabilities
 Depreciation                            $  22,147  $19,854   $ 27,734
 Non-compete agreements                        513      620      1,336
 Long-term receivables                       1,416      885         --
 Insurance accruals                             --       --        317
 Other                                         486      592      1,178
                                         ---------  -------   --------
                                            24,562   21,951     30,565
                                         ---------  -------   --------
Assets
 Inventory reserves                            319      796      3,124
 Allowance for doubtful accounts               514      364        520
 Reserve for restructuring                   3,526    6,459         --
 Capital loss carryforward                   3,979    3,979         --
 Accrued employee benefits                   2,180    1,817      3,659
 Insurance accruals                          2,022    1,249         --
 Pension accruals                            2,971    2,179      1,749
 Plant consolidation and closing expenses    3,639    2,321      3,256
 Alternative minimum income tax                 --      376      2,859
 Other                                         941    1,460      2,955
                                         ---------  -------   --------
                                            20,091   21,000     18,122
                                         ---------  -------   --------
 Net deferred liabilities                   (4,471)    (951)   (12,443)
 Valuation Allowance                            --     (850)        --
                                         ---------  -------   --------
                                           $(4,471) $(1,801)  $(12,443)
                                         ---------  -------   --------
                                         ---------  -------   --------


Federal income taxes have been reduced by $213,000 for job development credits for fiscal 1992. The fiscal 1994 and 1993 credits have no significant impact on federal income taxes. The Alternative Minimum Tax credit carryforwards created in prior years have been fully utilized.

A valuation allowance was recorded in fiscal 1993 for that portion of the capital loss carryforward where, it was more likely than not that, a tax benefit would not be realized. However, based on activities during fiscal 1994, which include the anticipated acquisition of the Company by a third party and the disposal of certain divisions, management now believes that the utilization of the complete capital loss carryforward is more likely than not. Accordingly, the provision for the valuation allowance was reversed in fiscal 1994.

The capital loss carryforward can be used to reduce future capital gains. The amount expires in fiscal 1999.

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rates of 35 and 34 percent to income before taxes, is as follows:

                                                         Fiscal Years Ended
                                                        --------------------
                                                       1994     1993     1992
                                                       ----     ----     ----

Income tax provision/(benefit), at 35% in 1994 and
 34% in previous years                                $6,571  $(6,797)   $3,712
State income taxes, net of federal income tax effect     900      189       597
Goodwill                                                 480    9,248       442
Valuation allowance                                     (850)     850        --
Tax credits                                               --       --      (141)
Statutory rate change                                    480       --        --
Non-deductible legal and advisory expenses             1,058       --        --
Other, net                                                26      405       159
                                                      ------  -------    ------
                                                      $8,665  $ 3,895    $4,769
                                                      ------  -------    ------
                                                      ------  -------    ------

Effective Tax Rate                                      46.2%     N/M*     43.7%
                                                       -----    -----     -----
                                                       -----    -----     -----


*The effective tax rate calculation for 1993 is not meaningful.

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

Although the Company reported a pretax loss for fiscal 1993, a tax provision of $3,895,000 was recorded, primarily due to the non-deductible writedown of goodwill recorded in conjunction with the Company's overall restructuring plan.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes,' (SFAS 109) and the Company adopted the provisions of this standard effective as of June 29, 1991. Under the liability method specified by SFAS 109, the deferred tax liability is based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of changes in the liability for deferred tax. There was no cumulative effect of this change on prior years and no effect on the 1992 provision for income taxes for this accounting change as the Company was previously accounting for income taxes in accordance with SFAS 96.

Note 8.  CAPITAL STOCK

The rights and privileges of the holders of the two classes of common stock are identical except as follows:

Class A shares are freely transferable. Holders of Class B shares cannot transfer or sell such shares without first offering the shares to the Company.

Dividends may be paid on Class A shares without payment of dividends on Class B shares; any dividends paid on Class B shares cannot exceed the per share dividends on Class A shares.

The Class A shareholders vote for the election of 30 percent (rounded to the nearest whole number) and the Class B shareholders vote for the election of 70 percent of the directors of the Company. As of June 25, 1994, Agway Inc. owned through a subsidiary approximately 33.8 percent of the outstanding securities of the Company, consisting of 899,447 shares or 13.6 percent of the Class A stock and 2,036,643 shares or 99.0 percent of the Class B stock. In fiscal 1993, Agway informed the Company it was considering the potential sale of its interest in the Company (see Note 2).

The Company had reserved 523,125 shares of Class A common stock for its 1980 Non-Qualified Stock Option Plan. During fiscal 1982, by shareholder vote, this plan and most of the outstanding options under the plan were converted to an Incentive Stock Option Plan complying with the regulations issued by the Internal Revenue Service under 1981 tax legislation. The plan has expired so that no new options can be granted from it but the remaining unexercised options can be exercised until ten years from the day they were granted. The Company reserved 500,000 shares of Class A common stock for its 1990 Incentive Stock Option Plan which was approved by shareholders on November 15, 1990. Under these plans, options have been granted to officers and key employees at prices equal to the fair market value at the date of grant and are exercisable over a ten year period. During the first five years, the options are exercisable at a rate of 20 percent each year on a cumulative basis, except that those options granted March 27, 1993, were not exercisable until March 27, 1994, at which time 40 percent were exercisable.

The following summarizes stock option transactions for fiscal years 1992 through 1994:



                                       1980 Plan                 1990 Plan
                                ---------------------     ----------------------
                                 Number      Price         Number        Price
                                of Shares   per Share     of Shares    per Share
                                ---------   ---------     ---------    ---------

Outstanding at June 28, 1991     173,823   $ 7.11-24.63     97,700      $15.38
 Granted                              --             --    150,000       10.25
 Exercised                            --             --     (3,141)      10.25
 Canceled                         (8,203)   20.58-22.67    (97,700)      15.38
                                 -------   ------------    -------   ------------

Outstanding at June 26, 1992     165,620     7.11-24.63    146,859       10.25
 Granted                                                   268,000    14.25-14.63
 Exercised                       (31,185)    7.11-12.17     (3,500)      10.25
 Canceled                        (13,901)   11.00-23.83     (3,120)      10.25
                                 -------   ------------    -------   ------------

Outstanding at June 26, 1993     120,534    11.00-24.63    408,239    10.25-14.63
 Granted                              --             --      1,400       12.63
 Exercised                            --             --     (5,650)      10.25
 Canceled                        (19,747)   17.67-24.63    (26,066)   10.25-14.63
                                 -------   ------------    -------   ------------
Outstanding at June 25, 1994     100,787   $11.00-22.67    377,923   $10.25-14.63
                                 -------   ------------    -------   ------------
                                 -------   ------------    -------   ------------
Exercisable at June 25, 1994      98,965   $11.00-22.67    175,645   $10.25-14.63
                                 -------   ------------    -------   ------------
                                 -------   ------------    -------   ------------

The Company had reserved 409,688 shares of Class A common stock for issuance under the 1980 Installment Stock Purchase Plan, which was amended by stockholder vote on November 12, 1981 to an Incentive Stock Option Plan. Under this plan,401,593 shares were issued and the plan expired as of June 28, 1991.

The Company has also reserved 150,000 shares of Class A common stock for issuance under the 1990 Installment Stock Purchase Plan which was approved by shareholders on November 15, 1990. Under this plan, 75,441 shares were issued, and no shares had been subscribed as of June 25, 1994.

Under this stock purchase plan, each salaried employee and eligible hourly-paid employee has been offered options equal in value to 10 percent of the employee's annual base salary as of the date the option is offered, at prices equal to the fair market value at the date of offer. The employee has 45 days to subscribe and can exercise at that time or up to one year later. The absence of stock subscriptions as of June 25, 1994, relates to a decision by the Company to freeze this Plan until the potential change in ownership of the company is clarified or completed.

None of the options has been considered in the computation of weighted average shares outstanding inasmuch as their inclusion would be insignificant.

The following summarizes changes in common stock, additional paid-in capital and treasury stock for fiscal years 1992 through 1994:

                                Class A Common       Class B Common Additional
                                --------------       --------------   Paid-In
Dollars in Thousands           Shares    Amount     Shares   Amount   Capital
                               -----     ------     ------   ------   -------


Balance at June 28, 1991      6,846,029  $6,778   2,063,282  $2,043   $17,600

Exchange of Class B stock
  for Class A stock               2,430       3      (2,430)    (3)       --
Issued under Stock Option and
  Purchase Plans                 15,292      14          --     --       199
Stock canceled in connection
  with acquisition             (341,297)   (338)         --     --    (4,662)
                              ---------  ------   --------- ------   -------

Balance at June 26, 1992      6,522,454   6,457   2,060,852  2,040    13,137

Exchange of Class B stock
  for Class A stock                150      --        (150)     --        --
Issued Under Stock Option and
  Purchase Plans                47,539      47          --      --       470
Repurchased and canceled
  under terms of Stock
     Option Plan                (1,625)     (1)         --      --       (16)
                              ---------  ------  ---------  ------   -------

Balance at June 26, 1993     6,568,518   6,503   2,060,702   2,040    13,591

Exchange of Class B stock
  for Class A stock              3,826       4      (3,826)     (4)       --
Issued under Stock Option
  and Purchase Plans            56,086      55          --      --       633
                             ---------  ------   ---------  ------   -------

Balance at June 25, 1994     6,628,430  $6,562   2,056,876  $2,036   $14,224
                             ---------  ------   ---------  ------   -------
                             ---------  ------   ---------  ------   -------


Note 9.  PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

                          Pensions

The Company has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and U.S. Government obligations.

The Company also participates in several union sponsored pension plans; however, it is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal years ended 1994, 1993, and 1992 includes the following components:

Dollars in Thousands                    1994                  1993                  1992
                                  ------------------     -----------------     ----------------
Service cost - benefits earned
  during the period                          $ 3,958                $ 3,927              $ 3,393
Interest cost on projected
  benefit obligation                           6,815                  6,259                5,951
Return on assets
 Actual gain                      $(2,044)        --     $(6,311)        --    $(6,446)       --
 Deferred gain                     (5,213)    (7,257)       (842)    (7,153)      (493)   (6,939)
                                  -------                -------               -------

Amortization of
 transition amount at
 June 29, 1985                                (1,001)                (1,001)              (1,001)
Amortization of
 prior service cost                              426                    130                  134
Recognition of curtailment gain                 (874)                    --                   --
Amortization of gain                               6                     --                   --
                                             -------                -------              -------
                                               2,073                  2,162                1,538
Union and other pension costs                    593                    555                  427
                                             -------                -------              -------
Net pension cost                             $ 2,666                $ 2,717              $ 1,965
                                             -------                -------              -------
                                             -------                -------              -------


As a result of restructuring activities, the Plan assets and obligations were remeasured as of November 22, 1993. The restructuring and the resulting curtailment caused the projected benefit obligation to decrease by approximately $874,000 and caused approximately $311,000 of previously unrecognized prior service cost to be recognized immediately. This resulted in a net decrease in annual pension cost of $563,000.

The pension plans' funded status was as follows:


                                   June 25, 1994  June 26, 1993  June 26, 1992
                                   -------------  -------------  -------------
                                    Accumulated      Assets         Assets
                                     Benefits        Exceed         Exceed
                                      Exceed       Accumulated   Accumulated
Dollars in Thousands                  Assets         Benefits      Benefits
                                      ------         --------      --------
Actuarial present value of
   benefit obligations:
    Vested benefit obligation         $(71,302)      $(66,927)    $(57,234)
                                      --------       --------     --------
                                      --------       --------     --------

    Accumulated benefit obligation    $(76,649)      $(70,522)    $(62,997)
                                      --------       --------     --------
                                      --------       --------     --------

Projected benefit obligation          $(87,744)      $(85,277)    $(76,033)
Plan assets at fair value               71,875         74,147       72,941
                                      --------       --------     --------

Projected benefit obligation in excess
   of plan assets                      (15,869)       (11,130)      (3,092)
Unrecognized net loss                   11,075          8,305        3,423
Unrecognized prior service cost          1,088          1,693        1,701
Unrecognized net asset at year end      (4,408)        (5,410)      (6,411)
Liability for unfunded accumulated
   benefit obligation                   (1,401)            --           --
                                      --------       --------     --------
                                        (9,515)        (6,542)      (4,379)
Union and other pension plans             (958)          (711)        (536)
                                      --------       --------     --------

Pension liability at year end         $(10,473)      $ (7,253)    $ (4,915)
                                      --------       --------     --------
                                      --------       --------     --------

In 1994 the assumed discount rate, assumed long-term rate of return on plan assets and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent and 4.50 percent, respectively. In 1993 and 1992 the assumed discount rate, assumed long-term rate of return on plan assets and the assumed long-term rate of compensation increase were 8.25 percent, 10.0 percent and 6.0 percent, respectively.

Provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 87, 'Employers Accounting for Pensions' (SFAS 87), require the Company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset thereto and reduce stockholders equity. At June 25, 1994, a minimum pension liability of $1,401,000 was recorded as required by SFAS 87. A related intangible asset was recorded for $1,356,000 and stockholders equity was reduced by $45,000. The adjustment in the minimum pension liability at June 25, 1994 resulted mainly from a decrease in the discount rate and the general performance of investment markets.

                       Profit Sharing

Under the Deferred Profit Sharing Plan, the Company allocates to all salaried employees a percentage of its earnings in excess of 7.0 percent of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1994, $1,171,000 was allocated to the Plan while no awards were allocated in fiscal years 1993 and 1992.

         Postretirement Benefits Other Than Pensions

Generally, other than pensions, the Company does not pay retirees' benefit costs. Isolated exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions' (SFAS 106). SFAS 106, effective for fiscal years beginning after December 15, 1992, requires employers to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees and allows the transition obligation to be recognized in net income either immediately or over 20 years.

The Company adopted SFAS 106 during the first quarter of fiscal 1994. The Company has elected to amortize the unrecognized transition obligation over 20 years. The adoption of SFAS 106 is not considered material to the financial statements is a whole.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no Plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The Plan's funded status was as follows:


(Dollars in Thousands)
                                                         June 25,
                                                           1994
                                                           ----
Accumulated postretirement benefit obligation:
 Fully eligible active participants                      $   202
 Other active participants                                   288
 Retirees                                                  2,474
                                                         -------
     Total                                                 2,964
 Less Plan assets at fair value                                0
                                                         -------
 Accumulated postretirement benefit obligation
   in excess of fair value of assets                      (2,964)
 Unrecognized transition obligation                        2,622
 Unrecognized prior service cost                               0
 Unrecognized losses                                           6
                                                         -------
     Accrued postretirement benefit cost                 $  (336)
                                                         -------
                                                         -------

Net periodic postretirement benefit cost included the following components:



                                                      June 25,
(Dollars in Thousands)                                  1994
                                                        ----
          Service cost                                  $ 38
          Interest cost                                  248
          Actual return on assets                          0
          Net amortization and deferral                  155
                                                        ----
            Net periodic postretirement benefit cost    $441
                                                        ----
                                                        ----


Restructuring activities during the year resulted in a curtailment which caused the Accumulated Postretirement Obligation to decrease by approximately $878,000 and the Unrecognized Transition Obligation to decrease by approximately $817,000. This resulted in a net decrease in the Net Postretirement Benefit Cost of $92,000.

The weighted-average assumed discount rate used to measure the benefit obligations was 8.25 percent at the beginning and 7.75 percent at the end of the fiscal year.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 15 percent for 1993. The rate was assumed to decrease gradually to 6.5 percent by the year 2006 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows:

(Dollars in Thousands)               Current    1% Higher
                                      Trend       Trend
                                      -----       -----

   APBO                              $2,964      $3,149

   Service Cost + Interest Cost      $  286      $  301


      Employers' Accounting for Postemployment Benefits

In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, 'Employers' Accounting for Postemployment Benefits.'

This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

This Statement is effective for fiscal years beginning after December 15, 1993. Management believes that any change caused by this Statement will not be material.

Note 10.  OTHER MATTERS

                        Contingencies

In conjunction with the sale of the National Oats Division by the Company, Pro-Fac terminated the membership of the Harvest States Cooperatives ('Harvest States') in Pro-Fac. Harvest States was the National Oats Division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995.

Under an agreement with Pro-Fac, the Company agreed to indemnify Pro-Fac as to certain expenses arising out of the termination of the membership of Harvest States in Pro-Fac. It was agreed that any settlement payments would be deemed an expense of the Company under the division of earnings with Pro-Fac. The exact amount of any potential settlement related to this issue cannot be estimated at June 25, 1994, but management, upon input from counsel, does not believe that this is a material exposure to the Company.

A grower has filed suit against the Company for damages resulting from defective seed which was purchased from the Southern Frozen Foods division. The lawsuit alleges that the defective seed resulted in the loss of crops and acreage use for a growing season, and the grower is seeking $950,000 in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the fiscal 1994 financial statements. In addition, management anticipates that all material costs of settlement, if incurred, will be covered under its insurance policies.

                         Commitments

The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

                      Subsequent Events

Subsequent to year end, on July 1, 1994, Curtice Burns declared a dividend of $.16 per share to Class A and Class B shareholders of record on July 15, 1994. The dividend was paid on July 29, 1994.

In July 1994, a plant operated by the Company's Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. The plant itself is owned by Pro-Fac and leased to the Company under the terms of the Integrated Agreement. Management is currently in the process of assessing the extent of damage to the facility. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. The Springfield Bank for Cooperatives is loss payee on the property insurance policy under the terms of the Security Agreement with lenders. See Note 5.

Quarterly Financial Data (Unaudited)

Quarterly financial information for the fiscal years ended June 25, 1994 and June 26, 1993 appears in the following tables. All quarters reflect 13-week periods.

In the opinion of management, all material adjustments necessary for a fair presentation of the unaudited quarterly data have been made.


Dollars in Thousands Except Share Data

                                                Quarters
                                  ---------------------------------------
Fiscal 1994                           1         2       3          4     Total Year*
                                  --------  --------  --------  -------- -----------

Net sales                         $210,090  $243,246  $189,455  $186,325  $829,116
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Gross profit                      $ 57,039  $ 73,869  $ 55,289  $ 50,298  $236,495
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Pro-Fac share of earnings         $  2,773  $  9,700  $  2,517  $  1,859  $ 16,849
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Income before taxes               $  3,123  $ 10,050  $  3,130  $  2,472  $ 18,775
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Net income                        $  1,184  $  6,724  $  1,651  $    551  $ 10,110
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Net income per share              $    .14  $    .78  $    .19  $    .06  $   1.17
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------
Cash dividends declared per share $    .16  $    .16  $    .16  $    .16  $    .64
                                  --------  --------  --------  -------- ---------
                                  --------  --------  --------  -------- ---------

Market price per share (AMEX)
  High                            $  14.38  $  13.88  $  16.25  $  17.88   $  17.88
  Low                             $  12.00  $  12.88  $  12.63  $  13.38   $  12.00


                                                Quarters
                                  ---------------------------------------
Fiscal 1993                           1        2         3         4     Total Year*
                                  --------  --------  --------  -------- -----------


Net sales                         $215,739  $239,784  $211,102  $212,002   $878,627
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
Gross profit                      $ 60,188  $ 73,173  $ 56,074  $ 56,529   $245,964
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
Pro-Fac share of earnings/(loss)  $  1,832  $  3,381  $    854  $(27,867)  $(21,800)
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
Income/(loss) before taxes        $  2,207  $  3,756  $  1,408  $(27,313)  $(19,942)
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
Net income/(loss)                 $  1,337  $  2,153  $    707  $(28,034)  $(23,837)
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
 Net income/(loss) per share       $   .16  $    .25  $    .08  $  (3.25) $   (2.77)
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------
Cash dividends declared per share $    .16  $    .16  $    .16  $    .16   $    .64
                                  --------  --------  --------  -------- ----------
                                  --------  --------  --------  -------- ----------

Market price per share (AMEX)
  High                            $  15.13  $  17.25  $  16.38  $  14.88   $  17.25
   Low                            $  12.38  $  13.00  $  14.00  $  11.38   $  11.38

*The restructuring gains/(losses) as previously discussed were recorded as follows:


Dollars in Thousands                 Fiscal 1994     Fiscal 1993
                                     -----------     -----------
Quarter 2                              $8,114         $ (2,152)
Quarter 4                                (346)         (58,885)
                                       ------         --------
  Total                                $7,768         $(61,037)
                                       ------         --------
                                       ------         --------

In the fourth quarter of fiscal 1994, a charge of $3,500,000 was recorded to recognize legal, accounting, investment banking and other expenses relative to the change in control issue. These amounts are before splitting with Pro-Fac and before taxes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   DIRECTORS OF THE REGISTRANT


Name                    Age  Present Office and Experience
- ----                    ---  -----------------------------
Donald E. Pease          58    A Curtice Burns director since 1979, elected
*                              Chairman of the Board in June 1989, is a
                               dairyman (Pease Farms, Susquehanna,
                               Pennsylvania).  He has been a director of
                               Agway Inc. since 1972.

John F. Blazin           60    A Curtice Burns director since 1992, has been
(2)                            President and Chief Executive Officer of
                               Kelley-Clarke, Inc. since May 1992.  Prior to
                               that he served as President of the Northern
                               California Division of Kelley-Clarke since
                               1978.  Kelley-Clarke is one of the largest
                               food broker organizations in the nation.  Mr.
                               Blazin recently served as National Chairman of
                               the National Food Brokers Association.

Charles C. Brosius       64    A Curtice Burns director since 1989, is a
(1), (4)                       mushroom farmer (Charles C. Brosius, Inc.,
                               West Grove, Pennsylvania).  He has been Vice
                               Chairman of Agway Inc. since October 1991 and
                               a director of Agway Inc. since 1986.

Courtney B. Burdette     54    A Curtice Burns director since 1993, is
(3)                            Senior Vice President, Cooperative Relations,
                               Agway Inc. since July 1992.  He was Vice
                               President Energy Group, Vice President of
                               Corporate Personnel and President of Agway
                               Energy Products 1990 to 1992, and Director of
                               Corporate Development of Agway 1987 to 1990.

Robert V. Call, Jr.      68    A Curtice Burns director since 1986, is a
(1)                            vegetable, fruit, and grain farmer (My-T
                               Acres, Inc., Batavia, New York).  He has been
                               the President of Pro-Fac Cooperative, Inc.
                               since 1986, having served as Treasurer from
                               1973 to 1984.  He is a director of Pro-Fac
                               Cooperative, Inc.

Vyron M. Chapman         61    A Curtice Burns director since 1987, is a
(2), (4)                       vegetable farmer (Chapman Farms, Cassville,
                               New York).  He has been a director of Agway
                               Inc. since 1985.

Virginia M. Ford         59    A Curtice Burns director since 1991, is
(3)                            President and owner of Ford Research Services,
                               Inc., which she founded in 1982.  Her consumer
                               research firm specializes in marketing
                               consulting and the design of research
                               projects, as well as supervising the field
                               service aspect of the research.  She is a
                               board member of the National Marketing
                               Research Association.



Name                   Age     Present Office and Experience (Cont'd.)
- ----                   ---     ---------------------------------------------

David J. McDonald       66     A Curtice Burns director since 1979, had been
(1)                            President and Chief Executive Officer of the
                               Company from July 1985 to March 8, 1994.  He
                               was Executive Vice President of the Company
                               from February 1982 to June 1985 and formerly
                               served as Vice President from March 1981 to
                               February 1982 and as President of the
                               Company's Nalley's Fine Foods Division from
                               July 1975 until March 1981.

Roy A. Myers             63    A Curtice Burns director since 1987, has been
(3)                            Executive Vice President of the Company since
                               July 1987.  He formerly served as Vice
                               President-Operations of the Company from 1985
                               to 1987 and as Vice President from September
                               1983 to June 1985.  He has been General
                               Manager of Pro-Fac Cooperative, Inc. since
                               July 1987, having served as Assistant General
                               Manager from September 1983 to June 1987.

John L. Norris           51    A Curtice Burns director since 1989.  He is
(2)                            Group Vice President, Consumer Group, Agway
                               Inc.  From July 1990 to June 1992 he had been
                               Vice President, Distribution Division of Agway
                               Inc.  From July 1988 to July 1990, Mr. Norris
                               was Vice President, Financial Services Group
                               of Agway Inc.  He served as Region Manager for
                               Distribution Services of Agway Inc. from 1985
                               to July 1988 and prior to that served as
                               Marketing Manager of the Country Foods
                               Division of Agway Inc.

J. William Petty         62    A Curtice Burns director since 1986, has been
*                              President and Chief Executive Officer of the
                               Company since March 1993, and had served as
                               Executive Vice President of the Company since
                               July 1985.  As Executive Vice President, he
                               served also as President of the Company's
                               Nalley's Fine Foods Division 1985-1990 and as
                               President of the Company's Comstock Michigan
                               Fruit Division 1990-1993.  Joined the Company
                               in 1983 as President of the Nalley's Fine
                               Foods division.  Most of his career has been
                               spent in the food business with Curtice Burns,
                               Procter & Gamble and Campbell Soup (where he
                               was successively President of the Champion
                               Valley Farms Division, Vice President of the
                               Bakery Division of Pepperidge Farms, and
                               President of the Pepperidge Farms Division).

Charles F. Saul          61    A Curtice Burns Director Since 1993, and from
(1)                            1979 to 1991, Mr. Saul is President, Chief
                               Executive Officer and General Manager of Agway
                               since February 1992.  He was Assistant General
                               Manager from December 1991 to February 1992;
                               Chief Operating Officer from April 1991 to
                               December 1991; Group Vice President, Energy
                               Group of Agway Inc. from July 1988 to April
                               1991; Group Vice President, Food Group of
                               Agway Inc. from July 1987 to July 1988; Vice

                                        58

Name                    Age    Present Office and Experience (Cont'd.)
- ----                    ---    ---------------------------------------------

Charles F. Saul         61     President, Food Group of Agway Inc. from June
                               1981 to July 1987; and held various positions
                               of management at Agway from 1976 to 1981.

Carl D. Smith            59    A Curtice Burns director since 1989, is a
(2), (4)                       potato and grain corn farmer (Hillacre Farms,
                               Corinna, Maine).  He has been a director of
                               Agway Inc. since 1984.

Carl H. Tiedemann        68    A Curtice Burns director since 1974, has been
(1)                            a General Partner of Tiedemann Investment
                               Group, an investment banking and asset
                               management firm, since August 1980.  He was
                               President of Donaldson, Lufkin & Jenrette,
                               Inc., an investment banking firm, from June
                               1975 through July 1980.  He is a director of
                               Alltel Corporation and Piedmont Management Co.

Carleton E. Whittemore, Jr.51  A Curtice Burns director since 1991.  He is
(1), (4)                       Senior Vice President, Information Services,
                               Agway Inc. From August 1988 to November 1990 was Vice President of the Farm and Home
                               Division of Agway Inc.; from May 1987 to
                               August 1988 he was Director of Farm and Home services; and from August 1988 to July 1992 he was Vice President-Corporate Development.
                               Prior to 1987 he held various management positions in the Farm and Home Division of Agway Inc.

Christian F. Wolff, Jr.  68    A Curtice Burns director since 1985, is a
(3), (4)                       dairyman (Pen-Col Farms, Millville,
                               Pennsylvania).  He has been a director of
                               Agway Inc. since 1982.

Standing Committees of the Board:

Assignments as of the last meeting of the Board held within Fiscal 1994.

(1) Finance Committee (acts as the Audit Committee, excluding Management Directors)

(2)  Human Resource Committee

(3)  Public Responsibility Committee

(4)  Nominating Committee

* The Chairman of the Board and President serve as ex-officio members of all committees.

              EXECUTIVE OFFICERS OF THE REGISTRANT



Name                    Age  Present Office and Experience
- ----                    ---- --------------------------------

Donald E. Pease          58  Chairman of the Board since 1989 and Director
                             since 1979.


Name                   Age   Present Office and Experience
- ----                   ---   ------------------------------------------------


J. William Petty         62  A Curtice Burns Director since 1986, President
                             and Chief Executive Officer of the Company
                             since March 1993, had been Executive Vice
                             President since July 1985.  As Executive Vice
                             President, he served also as President of the
                             Company's Nalley's Fine Foods Division 1985-
                             1990 and as President of the Company's
                             Comstock Michigan Fruit Division 1990-1993.
                             Joined the Company in 1983 as President of the
                             Nalley's Fine Foods division.  Most of his
                             career has been spent in the food business
                             with Curtice Burns, Procter & Gamble and
                             Campbell Soup (where he was successively
                             President of the Champion Valley Farms
                             Division, Vice President of the Bakery
                             Division of Pepperidge Farms, and President of
                             the Pepperidge Farms Division).

Diana T. Bartalo         48  Director of Financial Reporting since 1992.
                             Assistant Treasurer since 1988.  Corporate
                             Accounting Manager 1976-1992.  Several
                             administrative staff positions 1970-1976.

Patrick D. Lindenbach    39  Executive Vice President since March 1993 and
                             President of Nalley's Division since June 1990
                             and President of Nalley's Canada Ltd. from
                             1988 to June 1990.

Robert E. McMahon        53  Vice President Information Systems since
                             November 1993; prior to that he was Vice
                             President, Information Systems for the
                             Comstock Michigan Fruit Division 1992-1993 and
                             Director of Corporate Information Systems
                             since December 1991.  He joined the Comstock
                             Michigan Fruit Division as Systems Integration
                             Manager in 1989 and became Director of
                             Information Systems for that Division in 1990.
                             Prior to employment with Curtice Burns, he
                             held management, executive and technical
                             positions with such organizations as Abbott
                             Labs, BASF, IBM,
                             MTech, and Price Waterhouse.

Dennis M. Mullen        40   President and Chief Executive Officer of
                             Comstock Michigan Fruit Division since March
                             of 1993.  He joined the Company in 1990 as
                             Senior Vice President of Custom Pack Sales for
                             Nalley's Fine Foods Division, and in 1991
                             became Senior Vice President for the
                             foodservice business unit of Comstock Michigan
                             Fruit Division.  Prior to Curtice Burns, Mr.
                             Mullen was President and Chief Executive
                             Officer of Globe Products Company.

Tommy L. Murray          55  President-Curtice Burns Snack Foods Group
                             since February 1989.  Vice President of
                             Franchise/Sales Development/Food Service of
                             the Canada Dry Corporation from 1982 to 1989.
                             Vice President-Sales of Crush International
                             from 1974 to 1982.

                                        60

Name                    Age  Present Office and Experience (Cont'd.)
- ----                    ---  -----------------------------------------------


Roy A. Myers             63  A Curtice Burns director since 1987, has been
                             Executive Vice President of the Company since
                             July 1987.  He formerly served as Vice
                             President-Operations of the Company from 1985
                             to 1987 and as Vice President from September
                             1983 to June 1985.  He has been General
                             Manager of Pro-Fac Cooperative, Inc. since
                             July 1987, having served as Assistant General
                             Manager from September 1983 to June 1987.

Blaine B. Petersen       66  Vice President Operations since 1991; prior to
                             that he was Director of Operations since 1990.
                             Before joining Curtice Burns, he was Vice
                             President Plant Operations, Grace Culinary
                             Systems Division of W.R. Grace & Co. 1988-
                             1990, Vice President Operations, Fishery
                             Products, Inc. 1983-1988.  Various executive
                             management positions 1969-1983.

Earl L. Powers           50  Vice President and Controller since March
                             1993, Vice President Finance and Management
                             Information Systems, Comstock Michigan Fruit
                             Division of the Company 1991 to March 1993.
                             Prior to joining the Company, Controller of
                             various Pillsbury Company divisions 1987-1990
                             and various other executive management
                             positions at the Pillsbury Company 1976-1987.

William D. Rice          60  Senior Vice President since 1991; Secretary
                             since June 1989; Treasurer since 1975; Vice
                             President Finance 1969-1991.

Lois J. Warlick-Jarvie   36  Vice President Human Resources since January
                             1993; Corporate Director Human Resources July
                             1991 to January 1993; Manager Compensation,
                             Benefits and Risk Management January 1989 to
                             July 1991; various administrative staff
                             positions within the Company 1982 to 1989.

Stephen R. Wright        47  Vice President Procurement since July 1990.
                             Director of Commodities and Administrative
                             Services April 1988 to June 1990; Corporate
                             Commodity Analyst from April 1982 to April
                             1988; Corporate Commercial Market Value
                             Coordinator from November 1978 to April 1982.



There are no family relationships between any Director, executive officer, or any person nominated or chosen by the Company to become a Director or executive officer. Officers of the Company serve for a term of office from the date of election to the next organization meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal.

Item 11.  EXECUTIVE COMPENSATION

  Human Resource Committee Report on Executive Compensation

The Human Resources Committee of the Board of Directors (the 'Committee')
is composed entirely of non-employee directors.  The Committee is responsible for reviewing and approving the Company's executive compensation program on an annual basis.
                                        61

                   Compensation Philosophy

The Company recognizes the importance of senior management to the continued success of the enterprise and is committed to a compensation philosophy which will attract, retain, and motivate highly qualified senior management. To achieve this objective, the Company realizes that it must offer a compensation program which is competitive within the food processing industry and which is sensitive to individual and organizational performance.

This compensation goal is pursued in a manner that stresses 'pay for performance.' Those elements of the compensation program that rise or fall based on financial achievement are stressed over base earnings levels.

                           Policy

It is the policy of the Company to compensate senior management competitively for similar positions within the food processing industry. In determining similar positions, Company revenues are taken into account.

Compensation packages are structured so that base salaries will tend to be on the low end of the salary range, while opportunity for 'pay for performance' will be somewhat greater than those of competitive companies. 'Pay for performance' will be focused largely in terms of short term incentives as opposed to stock options due to the limitations resulting from the financial structure of the Company and Pro-Fac.

Each year the Committee performs a review of the Company's executive compensation program, with the assistance of an independent outside consultant. In this review, competitive survey data of food companies similar in size to the Company are analyzed, if available. (Companies in the consumer non-durable goods manufacturing industry are used if food companies are not available.) This data is used to determine 'going rates' for each executive's base salary, short-term and long-term incentive levels.

           Current Compensation Program Practices

The Company designs and administers its compensation program to offer competitive salary levels and incentive opportunities which balance both short term and long term performance. The competitive frame of reference is the food processing industry and consumer non-durable goods manufacturing.

                        Base Salaries

Competitive salary ranges are assigned to each senior manager which represent salary ranges for similar positions within the food industry. The midpoint of each salary range represents the fiftieth percentile of salaries paid for comparable positions within the food processing industry. Individual sustained performance influences the placement of an executives' salary within the respective range. Generally, wherever practical, executive salaries are at the low end of the salary range.

                    Short-Term Incentives

The Company provides an annual incentive program to senior managers designed to recognize yearly performance against pre-established financial goals.
For fiscal 1994 and forward, the underlying performance standard of this program provides that, if a manager's business unit and the corporation as a whole achieves annual earnings equal to the original Profit Plan, the manager receives a bonus as a percent of salary equivalent to that of counterparts in competitive companies as measured by compensation consultants. Performance above standard results in higher awards, performance below this standard results in much reduced awards. For fiscal 1994 and forward, this plan had been revised so that goals are based upon original profit plan and each participant's bonus will be based upon one-third of corporate performance. Prior to fiscal 1994, the Plan measured performance of each business unit against historical earnings goals without regard to corporate performance.

                    Long-Term Incentives

The objectives of the long-term incentive plan are to align the interests of executives with those of shareholders and to encourage employee ownership in the Company through the Executive Stock Option Plan. Stock option grant levels are established by determining the typical value of long-term incentives at various levels of responsibility based on competitive surveys. Stock option grant levels represent the twenty-fifth percentile of long-term incentives granted for comparable positions within the food processing and consumer non-durable goods industries because a significant portion of the Company's financing is provided through the relationship with Pro-Fac, and grants at the fiftieth percentile might have a dilutive effect on shareholder value.

The absence of stock option grants in 1994 relates to a decision by the Company to not ask shareholders to approve additional shares for the Plan until the potential change in ownership of the Company is clarified or completed.

            Retirement/Capital Accumulation Plans

The Company currently has two retirement plans and two capital accumulation plans.

       Retirement, Deferred Profit Sharing, and 401-K

Both the retirement plan and the deferred profit sharing program (a capital accumulation plan) work together to provide a retirement benefit that is competitive within the food processing industry. Unlike the retirement plan, which is a defined benefit plan with no risk, the deferred profit sharing program is a defined contribution plan which is dependent upon the financial success of the Company. Because of this, a continuing string of low earnings years would position the Company's total retirement benefits below competitive levels. Additionally, the Company administers a 401-K plan which is entirely employee funded.

       Supplemental Executive Retirement Plan ('SERP')

The SERP is designed to ensure the payment of a competitive level of retirement income in order to attract, retain, and motivate selected senior managers. The plan is designed to provide a benefit which, when added to other retirement income of the executive, will meet the objective described above.

                         Perquisites

The Company does not grant significant perquisites to its employees or officers.

            Chief Executive Officer Compensation

The salary, short-term incentive target and stock option grant level of the chief executive officer are determined by the Committee in conformance with the policies and practices described above for all executives of the

Company. In Fiscal 1994, Mr. Petty's annual base salary was increased from $400,000 to $424,000, and his targeted annual incentive award was 50 percent of his base salary earned during the fiscal year. (Mr. Petty's actual bonus of $219,440 as shown on the Summary Compensation Table was based on overall corporate performance. In years prior to fiscal 1994, Mr. Petty's bonus was based on the performance of the business units for which he was responsible as Executive Vice President and on overall corporate performance.) In making these compensation decisions, the Committee considered the base salaries, bonus levels and stock option grants of Chief Executive Officers of food processing companies similar in size to the Company, as well as his service to the Company, his performance during the year and its judgment that Mr. Petty has the expertise and leadership qualities necessary to drive the future success of the Company.

          Future Elements of a Compensation Program

It should be recognized that compensation programs offered to senior managers within the food processing industry change due to business objectives, tax regulations, and state-of-the-art changes. In order to remain competitive with other food companies, it is the Company's policy to monitor compensation changes and trends within the industry and adjust its own program whenever appropriate.

                           Carl D. Smith, Chairman
                           John F. Blazin
                           Vyron M. Chapman
                           John L. Norris

The following table shows the cash compensation and certain other components of the compensation of the chief executive officer and the four (4) other most highly compensated Executive Officers of the Company earned during fiscal years ended June 25, 1994, June 26, 1993, and June 26, 1992.

                         Executive Compensation
                       Summary Compensation Table




                                                           Long-Term
                                            Annual        Compensation Deferred
                                       Compensation(1)     Awards     Profit
 Name and Principal Position  Year    Salary   Bonus(2)   Options(3)   Sharing
- ----------------------------  ----    ------   ---------  ---------    --------


J. William Petty -            1994   $406,369   $219,440           0    $13,323
  Chief Executive Officer     1993    322,498    148,739      66,800          0
  and Director                1992    283,134     73,803      11,785          0

Patrick D. Lindenbach -       1994   $189,083   $ 66,438           0    $ 6,403
  Executive Vice President    1993    166,779    102,152      12,700          0
                              1992    145,206     84,569       1,154          0

Dennis M. Mullen -            1994   $170,128   $101,643           0    $ 5,761
  President, Comstock         1993    151,880     98,531      10,200          0
  Michigan Fruit Division     1992    134,369     57,217           0          0

Roy A. Myers -                1994   $228,615   $101,231           0    $ 7,886
  Executive Vice President    1993    219,969     35,943      18,200          0
  and Director                1992    211,467                  3,460          0

William D. Rice -             1994   $230,912   $102,248           0    $ 7,933
  Senior Vice President,      1993    222,700     36,389      19,500          0
  Secretary and Treasurer     1992    215,494                  3,403          0

(1) No named Executive Officer has received personal benefits during the listed years in excess of the lesser of $50,000 or 10 percent of annual salary.

(2) Pursuant to the Management Incentive Plan of the Company (the 'Incentive Plan'), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ('Pro-Fac').

(3) Fiscal 1992 options are net of canceled options as follows:

                              Granted               Canceled
                       --------------------   -------------------
                       Shares     Per Share   Shares    Per Share
                       ------     ---------   ------    ---------
J. William Petty       23,485      $10.25     11,700    $15.375
Patrick D. Lindenbach   6,554       10.25      5,400     15.375
Roy A. Myers           12,460       10.25      9,000     15.375
William D. Rice        12,803       10.25      9,400     15.375

                      Retirement Plans

The Company's Master Salaried Retirement Plan (the 'Pension Plan') provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary column of the 'summary compensation table'.

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of credited participation under the Company's Pension Plan as of June 25, 1994, of the Executive Officers listed in the compensation table on page 63 are as follows: J. William Petty-10, Patrick D. Lindenbach-4, Dennis M. Mullen-4, Roy A. Myers-32, and William
D. Rice-22.

On January 28, 1992, the Company adopted an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.


                       Pension Plan Table

                              Years of Service
            ---------------------------------------------------
   Final
Average Pay    15         20         25         30        35
- ----------   -------   --------   --------   --------  --------
$125,000     $22,607   $ 29,558   $ 36,490   $ 43,446  $ 50,645
 150,000      27,857     36,558     45,240     53,946    62,895
 175,000      33,107     43,558     53,990     64,446    75,145
 200,000      38,357     50,558     62,740     74,946    87,395
 225,000      43,607     57,558     71,490     85,446    99,645
 250,000      48,857     64,558     80,240     95,946   111,895
 275,000      54,107     71,558     88,990    106,446   124,145
 300,000      59,357     78,558     97,740    116,946   136,395
 350,000      69,857     92,558    115,240    137,946   160,895
 400,000      80,357    106,558    132,740    158,946   185,395

The benefits listed on the Pension Plan Table are not subject to any deduction for Social Security.

The Company also maintains a Supplemental Executive Retirement Plan ('SERP') to ensure that key executives affected by joining the Company at mid-career will receive levels of retirement income reasonably related to their service and compensation, and reflecting their contribution to the success of the Company.

Presently the SERP includes Mr. Petty as a participant. The Plan ensures that participants will receive, from all past and current employment sources, a minimum aggregate benefit of 50 percent of Final Average Base Salary upon retirement at age 65 with decreasing amounts as early as age 62, but no SERP benefit if retirement occurs prior to age 62. Final Average Base Salary is defined as the average of the highest three consecutive calendar years' compensation, including base salary and cash incentive bonuses. Retirement benefits for SERP participants will be paid from a combination of five sources: The Master Salaried Retirement Plan of the Company, the interest income available from the accumulations in the Company's Deferred Profit Sharing Plan, primary benefits under Social Security, any pension plans from previous employment, and finally, an increment paid by the SERP from the Company's general funds to bring the aggregate benefits to the prescribed level. The SERP is not tax qualified and is not subject to the various maximum benefit limitations prescribed in ERISA and the 1986 Tax Reform Act. The total projected annual benefit payable under this supplemental plan to Mr. Petty at age 65, assuming current compensation levels and continued service to age 65, is $130,532.

     Change of Control Provisions of Severance and Other Benefit Plans

The Company has adopted a Change of Control Severance Plan concerning certain key employees and Executive Officers (the 'Plan'). The Plan provides salary and benefit continuation to designated executives (including the named executives listed in the compensation table) in the event their employment is terminated within a specified period after a change of control of the Company, as such term is defined in the Plan.

The Plan has a term ending in February, 1995; however, if a change in control occurs within that time period, the Plan will remain in existence for two years after the date of the change of control. The Plan cannot be terminated within two years after a change of control or during any period of time when the Company has knowledge that a third person has taken steps reasonably calculated to effect a change of control. The Plan provides for salary and benefit continuation upon termination other than for cause within the two-year period following a Change of Control as follows: one year of salary and benefit continuation for Messrs. Petty, Myers and Rice; two years of salary and benefit continuation for the other designated executives including Messrs. Lindenbach and Mullen, or until the executive obtains other employment at an annual salary not less than 75 percent of his annual salary at termination, whichever occurs first.

Under the terms of the Agreement, Mr. Petty would be entitled to a minimum supplemental retirement benefit equal to 50 percent of his current salary, less all other sources of retirement income including his supplemental retirement benefit, if any, under the Curtice Burns Foods Supplemental Executive Retirement Plan. Messrs. Myers and Rice would be entitled to a supplemental retirement benefit equal to the benefit they would receive from the Curtice Burns Foods Master Salaried Retirement Plan if they continue working until age 65 at their current salary level, less their actual retirement benefit from this Plan. In all cases, the supplemental retirement benefits begin at the end of the salary and benefit continuation period. Also, upon a Change of Control all stock options granted prior to February 18, 1994 would become exercisable. However, with the exception of Mr. Petty's stock options, the vesting of stock options will only accelerate to the extent that such acceleration shall not result in an excise tax under the Internal Revenue Code.

If any excise tax is imposed on Mr. Petty in respect to payments under these agreements and the accelerated vesting of stock options, the Company will pay to Mr. Petty an amount that will net him the same sum as he would have retained if the excise tax did not apply.

The Profit Sharing Plan and the Incentive Plan also contain a change of control provision pursuant to which, in the event of a change of control of the Company, participants in such plan who are terminated within two years following a change in control are entitled to benefits earned under such plan for the fiscal year of their termination on a pro rata basis for the part of the year they were employed.

                Executive Stock Option Plans

Under the Company's 1980 Executive Stock Option Plan ('1980 Plan') and 1990 Executive Stock Option Plan ('1990 Plan'), options to purchase the Company's Class A shares may be granted to senior management employees of the Company and its subsidiaries. There were no grants to the named Executive Officers of stock options during the fiscal year ended June 25, 1994. There are no stock appreciation or other rights issued in tandem with options under the 1980 Plan or the 1990 Plan.

The following table provides information on unexercised stock options held as of the end of the fiscal year by the named Executive Officers. No options were exercised by the named executive officers during the fiscal year ended June 25, 1994.

                Aggregated Fiscal Year End Option Values

                       Number of Unexercised     Value of Unexercised In-the-Money
                    Options at Fiscal Year End*    Options at Fiscal Year End (1)
        Name         Exercisable/Unexercisable       Exercisable/Unexercisable
- -----------------   --------------------------    ---------------------------------

J. William Petty        59,038 - 49,474                 $175,674 - $140,047
Patrick D. Lindenbach   17,145 - 10,242                   35,227 -   31,955
Dennis M. Mullen         4,080 -  6,120                    8,160 -   12,240
Roy A. Myers            26,836 - 15,904                   61,773 -   53,613
William D. Rice         27,632 - 16,821                   64,573 -   56,046


* Fair market value of the Company stock on June 25, 1994 was $16.625.

(1) Value of unexercised options equals the fair market value of the share underlying in-the-money options at June 25, 1994 ($16.625), less exercise price, times the number of options outstanding.

Non-employee Board members who are either Pro-Fac or Agway directors receive an annual stipend of $6,000 per year, plus a $200 per diem for attending Board or Committee meetings. During fiscal 1994, all outside directors, Messrs. Blazin and Tiedemann and Ms. Ford, received $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. During fiscal 1994, Mr. Pease received $21,500 salary and a $3,200 retainer for the fiscal year as Chairman of the Board. Directors who are also officers of the Company or Agway are not paid directors' fees.

Performance Graph

The following Performance Graph shows the changes over the past five year-period in the value of $100 invested in (1) the Company's common stock, (2) the Standard and Poor's 500 Index, and (3) the Company's Peer Group.

The Peer Group consists of publicly traded companies in industry segments corresponding to the Company's core businesses. These companies are Borden, Dean Foods, Flowers Industries, Gerber Products, Golden Enterprises, Inc., International Multifoods, McCormick, Pepsico, Sara Lee Corporation, Seneca Foods, Stokely USA and Universal Foods.

The values of each investment are based on share price appreciation and the reinvestment of dividends as of the end of June each year, the Company's fiscal year end.

           Comparative Five-Year Total Returns*
       Curtice Burns Foods, Inc., S&P 500, Peer Group
            (Performance results through 6/30/94)


                        [PERFORMANCE GRAPH]

Dollar Values

              1989     1990     1991     1992     1993     1994
             -------  -------  ------   -------  ------   -------
CBI          $100.00  $ 88.78  $ 66.72  $ 69.40  $ 73.41  $ 95.85
S&P 500       100.00   116.32   124.93   141.75   161.03   163.18
Peer Group    100.00   131.68   155.13   181.32   182.65   163.13

Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in CBI common stock, S&P 500, and Peer Group.

* Cumulative total return assumes reinvestment of dividends.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below indicates as of July 31, 1994, those persons who are known by the Company to be the beneficial owners of more than 5 percent of either the Company's Class A or Class B common stock. Beneficial ownership refers to voting and/or investment authority with respect to the Company's stock:

                                                    Amount and
                                                    Nature of
     Title of              Name and Address         Beneficial      Percent
       Class              of Beneficial Owner       Ownership       of Class
- --------------------    ---------------------      ------------     ---------
Class A Common Stock    Agway Holdings Inc. (1)         899,447 (2)   13.4%
                        1100 N. Market Street
                        Wilmington, Delaware 19801

                        David L. Babson & Co., Inc.     536,150        8.1%
                        One Memorial Drive
                        Cambridge, Massachusetts 02142

Class B Common Stock    Agway Holdings Inc. (1)       2,036,643 (2)   98.8%
                        1100 N. Market Street
                        Wilmington, Delaware 19801

(1) Agway Holdings Inc. is a wholly-owned subsidiary of Agway Inc. Agway is a farm supply business operated as a cooperative for its members and other patrons in the Northeastern United States.

(2) Agway Holdings Inc. has sole voting and investment power with respect to these shares.

The following table sets forth the ownership of the Company's Class A common stock as it pertains to the directors and those officers listed in the compensation table on page 63. In November, 1993, the Board of Directors approved a requirement that all Directors should own at least 100 shares of stock. Because of the potential change of ownership of the Company, legal counsel has advised that no Director or Officer can buy or sell shares, thus the three directors owning less than 100 shares have been unable to increase their holdings.

     Stock Ownership Officers and Directors - September 1994
                       (Number of Shares)

                                           Relative
                                              or      Exercisable
                          Personal    Joint  Spouse     Options   Total
                          --------   ------  ------   ----------  -----
John F. Blazin                 100        0     0           0       100
Charles C. Brosius               0   11,254     0           0    11,254
Courtney B. Burdette            49        0     0           0        49
Robert V. Call, Jr.            450        0     0           0       450
Vyron M. Chapman               200        0     0           0       200
Virginia M. Ford               106        0     0           0       106
Patrick D. Lindenbach          982        1     0      17,145    18,128
David J. McDonald           22,465        0   563      40,770    63,798
Dennis M. Mullen               750    1,343   250       4,080     6,423
Roy A. Myers                     0   11,599     0      26,836    38,435
John L. Norris                   0       75     0           0        75
Donald E. Pease              1,962      505     0           0     2,467
J. William Petty             4,786    6,113     1      54,481    65,381
William D. Rice              5,784        0     0      27,632    33,416
Charles F. Saul                  0      547     0           0       547
Carl D. Smith                    0    3,300     0           0     3,300
Carl H. Tiedemann            6,075        0     0           0     6,075
Carleton E. Whittemore          50        0     0           0        50
Christian F. Wolff, Jr.        146        0     0           0       146
                            ------   ------   ---     -------   -------
Totals                      43,905   34,737   814     170,944   250,400
                            ------   ------   ---     -------   -------
                            ------   ------   ---     -------   -------

No director or officer owns more than 1 percent of Class A stock. No director or officer owns any Class B stock.

As of June 25, 1994, there were 3,302 holders of the Class A common stock
and   60 holders of the Class B common stock of the Company.  As of that date, there were 6,628,430 shares of Class A common stock and 2,056,876 shares of Class B common stock outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a contractual relationship with Pro-Fac Cooperative, Inc. ('Pro-Fac'), an agricultural cooperative which, since its organization, has supplied a substantial portion of the raw food products processed by the Company from crops grown by its approximately 700 members.

The relationship between Pro-Fac and the Company is governed by an Agreement consisting of five sections: Operations Financing, Marketing, Facilities Financing, Management and Settlement, which extends to 1997, and provides for two successive five-year renewals at the option of the Company. Curtice Burns has the right, at any time upon 60-day written notice to Pro-Fac, to purchase the assets to which Pro-Fac holds title pursuant to the Agreement, together with Pro-Fac's interest in certain of the Company's intangible assets, in each case at the book value thereof. Upon exercise of such option, the Agreement would automatically terminate. Upon termination, the Company would be required to repay to Pro-Fac all outstanding indebtedness due to Pro-Fac.

Revenues received by or accrued to Pro-Fac under the Agreement for the year ended June 25, 1994 include: commercial market value of crops delivered, $59,216,000; interest income, $15,617,000; and income from profit sharing provision of $16,849,000. In addition, Pro-Fac received financing amortization payments of $43,830,000.

Under the Agreement, the Company's Board of Directors is obligated to nominate a designee of Pro-Fac (currently Mr. Call) for annual election to the Company's Board of Directors, and a designee of the Company (currently vacant) is elected to the Board of Directors of Pro-Fac.

Pro-Fac, under the operations financing section of the Agreement with the Company, lends the Company all available funds not currently necessary for its own operations. Short-term debt under this Agreement averaged $30,464,000 for fiscal 1994 and was $11,500,000 at June 25, 1994. Long-term debt averaged $80,505,000 for fiscal 1994 and was $78,040,000 at June 25, 1994. Interest paid on these loans and interest on funds used for leased assets is the same as the cost of the funds to Pro-Fac. For fiscal 1994, interest rates on short-term and long-term debt averaged 4.8 percent and 6.3 percent, respectively. At June 25, 1994, the interest rate on the short-term and long-term debt was 5.5 percent and 6.7 percent, respectively.

Mr. Call served as director of the Company during the past year and is also President, director, and member of Pro-Fac. Mr. Pease, Chairman and a director of the Company, was also a director of Pro-Fac until his recent resignation. Mr. Wolff, a director of the Company, was also a director of Pro-Fac until his recent resignation. As a member of Pro-Fac, Mr. Call sold certain agricultural products to Pro-Fac during the year. (Mr. Call conducts business with Pro-Fac through My-T Acres, Inc., a controlled corporation). The prices paid to Mr. Call by Pro-Fac for products delivered were identical to prices paid to all others for like produce. Pro-Fac paid My-T Acres, Inc., $2,038,000 for products delivered during the fiscal year ended June 25, 1994. Mr. Myers, an executive officer and director of the Company, and Mr. Rice and Ms. Bartalo, executive officers of the Company, serve as officers of Pro-Fac.

The Company has no understanding or arrangements with Agway to purchase, process, or market produce grown by Agway members who are not members of Pro-Fac, or to purchase other products manufactured or distributed by Agway. From time to time the Company purchases certain products and services (principally petroleum) from Agway and its subsidiaries at competitive prices; and Agway purchases certain products (principally frozen foods) from the Company at competitive prices. During the fiscal year ended June 25, 1994, the Company's purchases from Agway and its subsidiaries amounted to approximately $1,167,000 and Agway's purchases from the Company amounted to approximately $29,000. Messrs. Brosius, Burdette, Norris, Saul and Whittemore are officers of Agway; Messrs. Brosius, Chapman, Pease, Smith and Wolff are directors of Agway. As of July 15, 1994, all officers and directors of the Company as a group, including all nominees for election, beneficially owned eight shares or less than .1 percent of Agway's common stock.

Mr. Blazin served as director of the Company during the past year and is also president and chief executive officer of Kelley-Clarke, Inc., a food broker for the Nalley's division of the Company. During fiscal 1994, brokerage fees of $502,000 were paid to Kelley-Clarke, Inc. The brokerage fees paid to Kelley-Clarke, Inc. were similar to fees paid to others for like services.

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance through Agway from Federal Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on March 17, 1995, at an annual cost of approximately $38,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) The consolidated financial statements are set forth in
               Part II, Item 8 of this report.

           (2) The following additional financial data are set forth herein:


              Schedule    V -Property, Plant and Equipment

              Schedule   VI -Accumulated Depreciation of Property,
                             Plant and Equipment

              Schedule VIII -Valuation and Qualifying Accounts

              Schedule   IX -Short-Term Borrowings

              Schedule    X -Supplementary Income Statement
                             Information

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

        (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

Number                               Description
- ------    -------------------------------------------------------------------

 3(A) Restated Certificate of Incorporation, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          December 29, 1989, wherein such exhibit is designated Exhibit 1.

10(A) The Agreement between Registrant and Pro-Fac Cooperative, Inc., dated as of June 27, 1992, incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 26, 1992, wherein such exhibit is designated Exhibit 10(A).

 3(B)     By-Laws of Registrant, incorporated by reference to the Registrant's
          Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 3(B).

 3(C)     By-Laws Amendment

10(B)     Registrant's 1980 Stock Option Plan and its 1980 Installment Stock
          Purchase Plan are incorporated herein by reference to the Registrant's Registration Statements on Form S-8 (Nos. 33-3404 and
          33-26699, respectively), which were filed with the Commission on February 18, 1986 and January 26, 1989, respectively, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992, wherein such exhibit is designated
          Exhibit 10(B).

10(C)     Registrant's 1990 Stock Option Plan and its 1990 Installment Stock
          Purchase Plan, incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended June 28, 1991 wherein such exhibit is designated Exhibit 10(G).

10(D) Management Incentive Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(D).

                                     73

                    EXHIBIT INDEX (Cont'd.)

Number                               Description
- ------    -------------------------------------------------------------------

10(E) Registrant's Supplemental Executive Retirement Plan ('SERP') incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 10(E).

10(F) Key Executive Severance Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(F).

10(G) Syndicated Credit Agreement with Commercial Banks incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated
          Exhibit 10(G).

10(H) Guaranty Agreement of Pro-Fac's Debt with Springfield incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated
          Exhibit 10(H).

10(I) Master Salaried Retirement Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(I).

10(J)     Amendment Two to Credit Agreement with Commercial Banks dated as of
          December 31, 1993

10(K) Amendment Three to Credit Agreement with Commercial Banks dated as of September 1, 1994

10(L)     Non-Qualified Profit Sharing Plan effective September 15, 1989

10(M)     First Amendment to the Non-Qualified Deferred Profit Sharing Plan

10(N)     Amendment to the Annual Incentive Plan for Managers

10(O)     Second Amendment to the Supplemental Executive Retirement Plan

10(P)     Third Amendment to the Key Executive Severance Plan

10(Q)     Fourth Amendment to the Key Executive Severance Plan

10(R)     Sixth Amendment to the Master Salaried Retirement Plan

10(S)     Excess Benefit Retirement Plan

22        Subsidiaries of the Registrant

23        Consent of Price Waterhouse LLP

27        Financial Data Schedule

     (b) Reports on Form 8-K dated June 9, 1994, July 11, 1994 and August 2, 1994, as filed with the Commission

                      Curtice Burns Foods, Inc.
             Schedule V - Property, Plant And Equipment
                         (Owned and Leased)


                                                Year Ended June 25, 1994
                                --------------------------------------------------------
                                 Balance at
                                 beginning                                    Balance at
                                  of year      Additions      Retirements     end of year
                                ------------   ----------    ------------    ------------

Land                            $  9,714,000   $   122,000   $ (1,195,000)   $  8,641,000
Land improvements                  3,778,000        88,000       (314,000)      3,552,000
Buildings                         97,694,000     2,431,000    (11,352,000)     88,773,000
Machinery and equipment          250,440,000    15,319,000    (32,226,000)    233,533,000
Construction in process           18,778,000     2,307,000             --      21,085,000
Valuation Allowance               (6,900,000)           --      2,930,000      (3,970,000)
                                ------------   -----------   ------------    ------------
  Total                         $373,504,000   $20,267,000   $(42,157,000)   $351,614,000
                                ------------   -----------   ------------    ------------
                                ------------   -----------   ------------    ------------


                                                Year Ended June 26, 1993
                               ----------------------------------------------------------
                               Balance at
                                beginning                                  Balance at
                                 of year      Additions     Retirements    end of year
                               ------------   ---------    ------------    -----------

Land                            $ 10,552,000   $        -- $    (838,000)  $  9,714,000
Land improvements                  3,703,000        75,000            --      3,778,000
Buildings                         97,721,000     3,034,000    (3,061,000)    97,694,000
Machinery and equipment          249,961,000    13,349,000   (12,870,000)   250,440,000
Construction in process            9,140,000    10,967,000    (1,329,000)    18,778,000
Valuation Allowance                       --            --    (6,900,000)    (6,900,000)
                                ------------   -----------  ------------   ------------
  Total                         $371,077,000   $27,425,000  $(24,998,000)  $373,504,000
                                ------------   -----------  ------------   ------------
                                ------------   -----------  ------------   ------------

                                            Year Ended June 26, 1992
                                --------------------------------------------------------
                                 Balance at
                                 beginning                                   Balance at
                                  of year    Additions        Retirements    end of year
                                ------------ ------------    ------------   ------------
Land                            $ 10,666,000  $         --   $   (114,000)   $10,552,000
Land improvements                  3,420,000       287,000         (4,000)     3,703,000
Buildings                         97,139,000     2,006,000     (1,424,000)    97,721,000
Machinery and equipment          236,733,000    18,166,000     (4,938,000)   249,961,000
Construction in process           13,244,000    (1,876,000)    (2,228,000)     9,140,000
                                ------------   -----------   ------------   ------------
  Total                         $361,202,000   $18,583,000   $ (8,708,000)  $371,077,000
                                ------------   -----------   ------------   ------------
                                ------------   -----------   ------------   ------------

                      Curtice Burns Foods, Inc.
         Schedule VI - Reserve for Amortization of Property,
               Plant and Equipment (Owned and Leased)

                                    Year Ended June 25, 1994
                     --------------------------------------------------------------
                                           Additions
                          Balance at    charged to cost                  Balance at
                      beginning of year  and expenses    Retirements    end of year
                     -----------------  -------------   ------------    ------------

Land Improvements          $  1,946,000   $   161,000   $   (147,000)   $  1,960,000
Buildings                    36,776,000     3,925,000     (2,564,000)     38,137,000
Machinery & Equipment       142,330,000    18,236,000    (16,565,000)    144,001,000
                           ------------   -----------   ------------    ------------
  Total                    $181,052,000   $22,322,000   $(19,276,000)   $184,098,000
                           ------------   -----------   ------------    ------------
                           ------------   -----------   ------------    ------------


                                                Year Ended June 26, 1993
                        --------------------------------------------------------------

                                            Additions
                          Balance at      charged to cost                   Balance at
                       beginning of year    and expenses    Retirements    end of year
                       -----------------   -------------   ------------   ------------
Land Improvements           $  1,761,000     $   185,000   $      --      $  1,946,000
Buildings                     33,251,000       4,297,000       (772,000)    36,776,000
Machinery & Equipment        129,410,000      20,950,000     (8,030,000)   142,330,000
                            ------------      ----------   ------------   ------------
  Total                     $164,422,000     $25,432,000   $ (8,802,000)  $181,052,000
                            ------------     -----------   ------------   ------------
                            ------------     -----------   ------------   ------------


                                      Year Ended June 26, 1992
                       ---------------------------------------------------------------
                                            Additions
                           Balance at     charged to cost                   Balance at
                        beginning of year  and expenses   Retirements      end of year
                        -----------------  -------------  -----------      -------------
Land Improvements          $  1,583,000     $   180,000    $     (2,000)       1,761,000
Buildings                    29,297,000       4,338,000        (384,000)      33,251,000
Machinery & Equipment       113,355,000      19,896,000      (3,841,000)     129,410,000
                           ------------      ----------    ------------     ------------
  Total                    $144,235,000     $24,414,000    $ (4,227,000)    $164,422,000
                           ------------     -----------    ------------     ------------
                           ------------     -----------    ------------     ------------

                      Curtice Burns Foods, Inc.
          Schedule VIII - Valuation and Qualifying Accounts


Allowance for Doubtful Accounts -

                                        Additions
                            -------------------------------------
                            Balance at                 Deductions    Balance at
                            beginning    Charged to     Accounts      end of
                            of period     expense      written off   period
                            ----------   ----------    ----------   -----------

Year ended June 25, 1994    $  801,000   $  702,000   $  437,000    $1,066,000

Year ended June 26, 1993    $1,353,000   $  346,000   $  898,000    $  801,000

Year ended June 26, 1992    $1,118,000   $  827,000   $  592,000    $1,353,000


Inventory Reserves -
                            Balance at                           Balance at
                            beginning          Net                 end of
                            of period         change               period*
                            ----------      -----------         -----------

Year ended June 25, 1994    $1,189,000      $  (810,000)        $  379,000

Year ended June 26, 1993    $2,520,000      $(1,331,000)        $1,189,000

Year ended June 26, 1992    $2,549,000      $   (29,000)        $2,520,000


* Difference between FIFO cost and market applicable to canned and frozen fruit and vegetable inventories.

                                    Curtice Burns Foods, INC.
                               Schedule IX - Short-Term Borrowings
                             For the Three Years Ended June 25, 1994


                                                                        Maximum       Average       Weighted
                                                          Weighted       amount        amount        average
                                              Balance      average     outstanding   outstanding   interest rate
                                              at end       interest      during        during         during
Category of aggregate short-term borrowings  of period       rate      the period    the period    the period
- -------------------------------------------  ---------    ---------    ----------    -----------   -------------
June 25, 1994

Payable to Commercial Banks                    None         N/A       $35,000,000    $21,052,000      4.41%

Payable to Pro-Fac Cooperative, Inc.      $11,500,000       5.5%      $46,000,000    $30,464,000      4.79%

June 26, 1993

Payable to Commercial Banks                    None        N/A        $54,000,000    $31,505,000      4.70%

Payable to Pro-Fac Cooperative, Inc.     $12,000,000      4.32%       $56,000,000    $39,444,000      4.60%

June 26, 1992

Payable to Commercial Banks                    None        N/A        $45,100,000    $26,567,000      5.83%

Payable to Pro-Fac Cooperative, Inc.     $28,000,000      4.85%       $77,000,000    $47,764,000      6.28%

                    Curtice Burns Foods, Inc.
    Schedule  X - Supplementary Income Statement Information



                                  Charged to costs and expenses
                                          Fiscal Year Ended
                             --------------------------------------------
                             June 25, 1994  June 26, 1993   June 26, 1992
                             -------------  -------------   -------------

Maintenance and repairs        $26,519,000    $28,176,000    $29,514,000

Advertising                    $13,319,000    $16,499,000    $16,773,000

Taxes *

Royalties *

Amortization of Intangibles *

- --------------------------
* Not applicable as individual amounts do not exceed 1 percent of net sales

                       SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  8/10/94                             CURTICE-BURNS FOODS, INC.



                                   By/s/ William D. Rice
                                   ------------------------------
                                     William D. Rice, Senior Vice
                                     President, Secretary and
                                     Treasurer



                        POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. WILLIAM PETTY and WILLIAM D. RICE, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                      Title                Date
       ----------                     ------               ------

/s/ Donald E. Pease               Chairman of the Board;   8/9/94
- ------------------------------    Director
    Donald E. Pease



/s/ J. William Petty              President and            8/11/94
- ------------------------------    Chief Executive
    J. William Petty              (Principal Executive
                                  Officer)




/s/ William D. Rice               Senior Vice President,   8/10/94
- ------------------------------    Secretary and Treasurer
    William D. Rice               (Principal Financial
                                   Officer)



                                  Director
- ------------------------------
    John F. Blazin



/s/ Charles C. Brosius            Director                 8/9/94
- ------------------------------
    Charles C. Brosius



/s/ Courtney B. Burdette          Director                 8/9/94
- ------------------------------
    Courtney B. Burdette



/s/ Robert V. Call, Jr.           Director                 8/9/94
- ------------------------------
    Robert V. Call, Jr.



/s/ Vyron M. Chapman              Director                 8/9/94
- ------------------------------
    Vyron M. Chapman



/s/ Virginia M. Ford              Director                 8/9/94
- ------------------------------
    Virginia M. Ford




        Signature                      Title               Date
   -------------------              -----------         ----------



/s/ David J. McDonald             Director                 8/9/94
- ------------------------------
    David J. McDonald



/s/ Roy A. Myers                  Executive Vice President 8/10/94
- ------------------------------    and Director
    Roy A. Myers



/s/ Charles F. Saul               Director                 8/9/94
- ------------------------------
    Charles F. Saul



/s/ John L. Norris                Director                 8/9/94
- ------------------------------
    John L. Norris



/s/ Carl D. Smith                 Director                 8/9/94
- ------------------------------
    Carl D. Smith



                                  Director
- ------------------------------
    Carl H. Tiedemann



/s/ Carleton E. Whittemore, Jr.
- ------------------------------
    Carleton E. Whittemore, Jr.   Director                 8/9/94



/s/ Christian F. Wolff, Jr.       Director                 8/9/94
- ------------------------------
    Christian F. Wolff, Jr.

                               82

                            APPENDIX

                Graphic and Image Information:

See reference to performance graph on page 69 of the 10-K.

                          EXHIBIT INDEX

Number                               Description
- ------    ---------------------------------------------------------------------

 3(A) Restated Certificate of Incorporation, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          December 29, 1989, wherein such exhibit is designated Exhibit 1.

10(A) The Agreement between Registrant and Pro-Fac Cooperative, Inc., dated as of June 27, 1992, incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 26, 1992, wherein such exhibit is designated Exhibit 10(A).

 3(B)     By-Laws of Registrant, incorporated by reference to the Registrant's
          Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 3(B).

 3(C)     By-Laws Amendment

10(B)     Registrant's 1980 Stock Option Plan and its 1980 Installment Stock
          Purchase Plan are incorporated herein by reference to the Registrant's Registration Statements on Form S-8 (Nos. 33-3404 and
          33-26699, respectively), which were filed with the Commission on February 18, 1986 and January 26, 1989, respectively, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1992, wherein such exhibit is designated
          Exhibit 10(B).

10(C)     Registrant's 1990 Stock Option Plan and its 1990 Installment Stock
          Purchase Plan, incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended June 28, 1991 wherein such exhibit is designated Exhibit 10(G).

10(D) Management Incentive Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(D).

10(E) Registrant's Supplemental Executive Retirement Plan ('SERP') incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 10(E).

10(F) Key Executive Severance Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(F).

10(G) Syndicated Credit Agreement with Commercial Banks incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated
          Exhibit 10(G).

10(H) Guaranty Agreement of Pro-Fac's Debt with Springfield incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, wherein such exhibit is designated
          Exhibit 10(H).

10(I) Master Salaried Retirement Plan incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          June 26, 1993, wherein such exhibit is designated Exhibit 10(I).

10(J)     Amendment Two to Credit Agreement with Commercial Banks dated as of
          December 31, 1993

10(K) Amendment Three to Credit Agreement with Commercial Banks dated as of September 1, 1994

10(L)     Non-Qualified Profit Sharing Plan effective September 15, 1989

10(M)     First Amendment to the Non-Qualified Deferred Profit Sharing Plan

                               83



                          EXHIBIT INDEX

Number                               Description
- ------    ---------------------------------------------------------------------

10(N)     Amendment to the Annual Incentive Plan for Managers

10(O)     Second Amendment to the Supplemental Executive Retirement Plan

10(P)     Third Amendment to the Key Executive Severance Plan

10(Q)     Fourth Amendment to the Key Executive Severance Plan

10(R)     Sixth Amendment to the Master Salaried Retirement Plan

10(S)     Excess Benefit Retirement Plan

21        Subsidiaries of the Registrant

23        Consent of Price Waterhouse LLP

27        Financial Data Schedule

     (b) Reports on Form 8-K dated June 9, 1994, July 11, 1994 and August 2, 1994, as filed with the Commission