Form 10-Q
period 1994-12-24
CURTICE BURNS FOODS INC
filed 1995-02-07
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  Form 10-Q

        Quarterly Report under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

   (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 24, 1994
                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

          Registration Statement (Form S-4) Number 33-56517



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

            (1)          YES  X                NO
            (2)          YES                   NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1995:

                               10,000 shares

Part I.  FINANCIAL INFORMATION

INTRODUCTION

Curtice-Burns Foods, Inc. ("Curtice-Burns" or "the Company") is a producer and marketer of processed food products. In addition, the Company manufactures cans which are both utilized by the Company and sold to third parties. The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers that in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions. In fiscal 1994, approximately one-half of the Company's net sales were branded and the remainder were split between private label and food service. The Company operates throughout the United States and in Western Canada through six operating divisions.

On November 3, 1994 the Company was acquired by Pro-Fac Cooperative, Inc. ("Pro-Fac"), an agricultural cooperative formed under New York State law to process and market crops grown by its members.

Pro-Fac and the Company were established together in the early 1960's and before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement, and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, principally governed four arrangements between Pro-Fac and the Company: facilities financing, operations financing, marketing and management. Pro-Fac continues to market its members' crops and provide other accommodations to the Company, and the Company continues to provide management services to Pro-Fac, pursuant to the Pro-Fac Marketing Agreement.

                               The Acquisition

The acquisition was accomplished through a tender offer for all outstanding shares of the Company and a subsequent merger of PF Acquisition Corp. ("PFAC"), a wholly owned subsidiary of Pro-Fac, into the Company. As a result of the acquisition, the holders of the Class A and Class B Common Stock of the Company became entitled to $19.00 per share in cash, the Company became a wholly owned subsidiary of Pro-Fac, and the Company assumed all of the liabilities of PFAC, including liabilities for acquisition indebtedness.

The acquisition was accounted for using the step acquisition method of purchase accounting. As Pro-Fac historically shared in 50 percent of the earnings of the Company, acquired assets were reflected 50 percent at their historic value (representing the interest that Pro-Fac retained) and 50 percent at fair value, representing the interest acquired. The excess of purchase cost over net assets acquired was recorded as goodwill. One effect of the increase in the recorded value of assets and goodwill was to increase the depreciation and amortization expense of the Company upon consummation of the acquisition.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes due 2005 (the "Notes") and entered into a credit agreement (the "New Credit Agreement") with CoBank, ACB, formerly The Springfield Bank for Cooperatives (the "Bank"), which provided for a term loan, a term loan facility, a seasonal loan facility and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company. Consequently, the Company is more highly leveraged, and has greater interest expense, than prior to the acquisition.

Further information concerning the acquisition and how it was accounted for and financed is set forth in Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-56517), which was filed with the Securities and Exchange Commission on December 16, 1994.

Item I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Company include all adjustments (consisting of normal recurring adjustments and the effects of the acquisition) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The Company is a wholly owned subsidiary of Pro-Fac.

In addition, the interim financial statements contained herein, present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor" entity) as well as the period subsequent to its acquisition, ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor compared to that of the Successor as well as the effect on Successor's operations from increased depreciation, amortization and interest expense.

                                    Curtice-Burns Foods, Inc.
                              Consolidated Statement of Operations
(Dollars in Thousands)
                                                  9/25/94 -   11/3/94 -    Three Months Ended
                                                  11/3/94     12/24/94     Total
                                                 Predecessor  Successor   12/24/94     12/25/93

Net sales                                        $  99,774    $ 116,203   $ 215,977    $ 243,246
Cost of sales                                       68,966       80,289     149,255      169,377
Gross profit                                        30,808       35,914      66,722       73,869
Restructuring expenses, including net
 gain from division disposals                           --                                 8,114
Change in control expenses                            (400)          --        (400)          --
Other selling, administrative and general
 expenses                                          (22,603)     (26,476)    (49,079)     (57,078)
Operating income before dividing with Pro-Fac        7,805        9,438      17,243       24,905
Interest expense                                    (2,553)      (5,849)     (8,402)      (5,155)
Pretax earnings before dividing with Pro-Fac         5,252        3,589       8,841       19,750
Pro-Fac share of earnings                           (2,569)      (1,799)     (4,368)      (9,700)
Income before taxes                                  2,683        1,790       4,473       10,050
Provision for taxes                                 (1,298)      (1,328)     (2,626)      (3,326)
Net income                                       $   1,385   $      462   $   1,847    $   6,724

                                                 6/26/94 -    11/3/94 -      Six Months Ended
                                                 11/3/94      12/24/94      Total
                                                 Predecessor  Successor   12/24/94     12/25/93

Net sales                                        $ 276,621    $ 116,203   $ 392,824    $ 453,336
Cost of sales                                      195,810       80,289     276,099      322,428
Gross profit                                        80,811       35,914     116,725      130,908
Restructuring expenses, including net
 (loss)/gain from division disposals                (8,415)          --      (8,415)       8,114
Change in control expenses                          (2,150)          --      (2,150)          --
Gain on assets resulting from fire claim             6,469           --       6,469           --
Other selling, administrative and general
 expenses                                          (60,576)     (26,476)    (87,052)    (103,367)
Operating income before dividing with Pro-Fac       16,139        9,438      25,577       35,655
Interest expense                                    (7,624)      (5,849)    (13,473)     (10,009)
Pretax earnings before dividing with Pro-Fac         8,515        3,589      12,104       25,646
Pro-Fac share of earnings                           (4,062)      (1,799)     (5,861)     (12,473)
Income before taxes                                  4,453        1,790       6,243       13,173
Provision for taxes                                 (2,735)      (1,328)     (4,063)      (5,265)
Net income                                       $   1,718   $      462   $   2,180    $   7,908

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet
Dollars in Thousands Except Share Amounts             12/24/94     6/25/94     12/25/93

Assets
Current assets:
   Cash                                               $  7,765     $  2,928    $  9,944
   Accounts receivable trade                            66,203       57,640      72,052
   Accounts receivable, other                           13,015        8,460       7,742
   Income taxes refundable                                  --          237          --
   Current deferred taxes receivable                    12,618       10,487       7,561
   Inventories -
      Finished goods                                   160,962      108,538     147,293
      Raw materials and supplies                        54,464       46,721      51,173
         Total inventories                             215,426      155,259     198,466
   Prepaid manufacturing expense                            --        8,190          --
   Prepaid expenses and other current assets             5,289        4,305       7,571
         Total current assets                          320,316      247,506     303,336
Investment in Bank                                      21,619           --         --
Property, plant and equipment, net                     222,991      167,516     169,480
Goodwill and other intangibles, net                    120,525       24,909      25,725
Other assets                                            23,649        7,007       7,948
         Total Assets                                 $709,100     $446,938    $506,489

Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                      $ 70,000     $     --    $ 17,000
   Accounts payable                                     55,078       62,335      53,326
   Due to Pro-Fac                                       10,554        9,447      39,241
   Accrued employee compensation                         9,259       11,482       8,867
   Other accrued expenses                               37,776       26,947      38,887
   Accrued manufacturing expense                         2,417           --       2,900
   Income taxes payable                                  1,272           --       2,970
   Current portion of obligations under
      capital leases                                       785       18,430      22,871
   Current portion of long-term debt                     8,182       14,816      16,796
         Total current liabilities                     195,323      143,457     202,858
Long-term debt                                         167,131       79,061      81,064
Senior subordinated notes                              160,000           --          --
Obligations under capital leases                         1,296      124,973     128,098
Deferred income taxes                                   44,280       14,958      10,484
Other non-current liabilities                            4,364        3,591       3,016
         Total liabilities                             572,394      366,040     425,520
Commitments and Contingencies
Shareholders' Equity:
   Class A common - $.99 par value; -0-, 10,125,000
      and 10,125,000 shares authorized;
      - 0 -, 6,628,430 and 6,581,467
         outstanding, respectively                          --        6,562       6,516
   Class B common - $.99 par value; -0-, 4,050,000
      and 4,050,000 shares authorized;
      - 0 -, 2,056,876 and 2,060,702
         outstanding, respectively                          --        2,036       2,040
   Common stock, par value $1.00
      10,000 shares outstanding, owned by Pro-Fac           10           --          --
   Additional paid-in capital                          136,279       14,224      13,728
   Retained earnings                                       462       58,121      58,685
   Minimum pension liability                               (45)         (45)         --
         Total shareholders' equity                    136,706       80,898      80,969
         Total liabilities and shareholders' equity   $709,100     $446,938    $506,489

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

Dollars in Thousands
                                                  6/26/94 -   11/3/94 -     Six Months Ended
                                                  11/3/94     12/24/94     Total
                                                 Predecessor  Successor   12/24/94    12/25/93
Cash Flows From Operating Activities:
Net income                                       $   1,718   $    462    $  2,180    $   7,908
   Adjustments to reconcile net income
      to net cash provided by operating
      activities -
         Restructuring including net loss
            from division disposals                  8,415         --       8,415       (8,114)
         Gain on assets resulting from fire
            claim                                   (6,469)        --      (6,469)          --
         Amortization of goodwill and other
            intangibles                                753        295       1,048          854
         Depreciation and amortization of
            capital assets                           6,228      4,824      11,052       11,128
         Deferred tax provision                     (1,224)    28,415      27,191        1,122
   Change in assets and liabilities
         Accounts receivable                       (12,430)      (688)    (13,118)      (7,281)
         Inventories                               (70,961)    10,794     (60,167)     (42,957)
         Income taxes payable/refundable             1,491         18       1,509       (6,076)
         Accounts payable and accrued
            expenses                                (5,662)     3,936      (1,726)       5,492
         Due to Pro-Fac                              9,650     (8,543)      1,107       11,028
         Other assets and liabilities                8,733   (125,141)   (116,408)      (3,719)
   Net cash used in operating activities           (59,758)   (85,628)   (145,386)     (30,615)
Cash Flows From Investing Activities:
   Proceeds from division disposals                     --         --          --       42,097
   Purchase of property, plant and
      equipment                                     (5,689)   (67,830)    (73,519)     (31,503)
   Disposal of assets                                   --         --          --       21,800
Net cash used in investing activities               (5,689)   (67,830)    (73,519)      32,394
Cash Flows From Financing Activities:
   Due to Pro-Fac                                   42,000    (42,000)         --       14,714
   Proceeds from issuance of short-term
      debt                                          30,000     70,000     100,000       17,000
   Proceeds from issuance of long-term
      debt                                          10,886    335,313     346,199           --
   Payments on short term debt                          --    (30,000)    (30,000)
   Payments on long-term debt                         (350)  (104,413)   (104,763)      (1,447)
   Payments on Pro-Fac capital leases              (11,344)  (129,978)   (141,322)     (26,004)
   Proceeds from sale of stock                          52     54,966      55,018          150
   Cash dividends paid                              (1,390)        --      (1,390)      (2,764)
   Net cash provided by financing
      activities                                    69,854    153,888     223,742        1,649
Net change in cash                                   4,407        430       4,837        3,428
   Cash at beginning of period                       2,928      7,335       2,928        6,516
Cash at end of period                             $  7,335   $  7,765    $  7,765     $  9,944
Supplemental Disclosure of Cash Flow Information:
   Cash paid/(received) during the period for -
   Interest (net of amount capitalized)           $  6,967   $  2,061    $  9,028     $  9,986
   Income taxes, net                              $  2,135   $  2,508    $  4,643     $ 10,977

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                    CURTICE-BURNS FOODS, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. The accounting policies apply to both the predecessor and successor companies, unless otherwise noted.

                                 Fiscal Year

The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period from November 3, 1994 through December 24, 1994, the fiscal quarter end (see Note 3). The fiscal year of the Successor will correspond with that of its parent, Pro-Fac Cooperative, Inc. and will end on June 24, 1995, the last Saturday in June.

                                Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

                                 Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Inventory reserves are recorded to reflect the difference between FIFO cost and the market applicable to canned and frozen fruit and vegetable inventories.

                      Investment in CoBank ("The Bank")

The Cooperative's investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried on the Company's books at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

                           Manufacturing Overhead

Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants subsequent to the previous pack are deferred and included in the accompanying balance sheet under the caption "Accrued/prepaid manufacturing expense."

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

                       Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over periods ranging to 40 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

Goodwill resulting from the purchase of the Company by Pro-Fac of approximately $96.7 million is being amortized on a straight line basis over 35 years. Approximately $62.7 million of the purchase price was allocated to fixed assets, in accordance with the step acquisition method of purchase accounting. See Note 3.

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

Note 2.  AGREEMENTS WITH PRO-FAC

On November 3, 1994 the Company was acquired by Pro-Fac. Pro-Fac and the Company were established together in the early 1960's and before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement, and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and the Company will continue the marketing and management arrangements of the Integrated Agreement, as well as the sharing of income and losses. The capital contribution of Pro-Fac to the Company at acquisition included Pro-Fac's fixed and intangible assets that were utilized in the Company's business and the cancellation of indebtedness and capital lease obligations. Payments by the Company to Pro-Fac for interest, amortization and lease financing payments ceased as of November 3, 1994.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the six months ended December 24, 1994 and December 25, 1993 include:
commercial market value of crops delivered, $54.2 million and $55.8 million, respectively; interest income, $6.1 million and $8.3 million, respectively; and additional proceeds from profit sharing provisions, $5.9 million and $12.5 million, respectively. During fiscal 1993 a dispute arose between the Company and Pro-Fac regarding the sharing of certain losses incurred in the Company's restructuring program. As part of the merger, such dispute was resolved.

Note 3.  DEVELOPMENTS RELATED TO CHANGE IN CONTROL OF THE COMPANY

In 1993, the Company's management and Board of Directors began exploring several strategic alternatives for the Company, including a possible sale of all the equity of the Company. Those activities ultimately resulted in the Company entering into an Agreement and Plan of Merger with Pro-Fac and PFAC on September 27, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, on October 4, 1994, Pro-Fac initiated a tender offer for all of the Company's outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of the Company) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into the Company, making the Company a wholly-owned subsidiary of Pro-Fac.

During the first six months of fiscal 1995, the Company expensed $2.2 million of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the step acquisition method of purchase accounting. As Pro-Fac historically shared in 50 percent of the earnings of the Company, acquired assets were reflected 50 percent at their historic value (representing the interest that Pro-Fac retained) and 50 percent at fair value, representing the interest acquired. The excess of purchase cost over net assets acquired was recorded as goodwill.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes due 2005 (the "Notes") and entered into a credit agreement (the "New Credit Agreement") with The Springfield Bank for Cooperatives, which provided for a term loan, a term loan facility, a seasonal loan facility and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company.

Note 4.  RESTRUCTURING PROGRAM

In fiscal 1993, the Company commenced a restructuring program and incurred restructuring charges of $61.0 million to reflect the completed and anticipated effects of the restructuring program. Among the elements of the restructuring program was divesting businesses that were unprofitable or declining for the Company, but would fit with other business portfolios. Information regarding businesses sold in fiscal 1994 or fiscal 1995 is provided below.

National Oats. On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million gain in fiscal 1994.

Hiland Potato Chips. On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks. On February 22, 1994, the Company sold the meat snacks business. The Company will lease certain manufacturing facilities and equipment and license its trademarks, trade names, etc. to the buyer until February 1995, at which time the buyer is contractually obligated to purchase these assets for $2.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded fiscal 1993.

Nalley's U.S. Chips and Snacks. On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in the first quarter of fiscal 1995.

The business divestitures resulted in the following charges to earnings in fiscal 1994 and fiscal 1995:

Fiscal 1994 Restructuring Gain. Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge. Included in the first six months of fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S. Chips and Snacks operation and other expenses relating to the disposal of this operation. Of this amount, approximately 40 percent reflects non-cash charges.

Note 5.  DEBT

                 Historical Funding and Capital Expenditures

The operations of the Company historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank) and borrowings under the Company's seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and the Company had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994 and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million.
The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the acquisition of the Company by Pro-Fac and replaced by the New Credit Agreement.

                            New Credit Agreement

The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with loans of up to $200 million to finance the purchase of Shares pursuant to the Tender Offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company and to pay fees and expenses related to the purchase of Shares.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with seasonal financing of up to $86.0 million and a $10.0 million letter of credit facility. The Acquisition Facility, the Seasonal Facility and the Letter of Credit Facility are collectively referred to herein as the "Bank Facility".

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. The Company's obligations under the Bank Facility, and Pro-Fac's and the Subsidiary

Guarantor's obligations under their respective guaranties, are secured by all of the assets of the Company and each guarantor, respectively, including
(i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles and equipment, (ii) all real property and (iii) all products and proceeds of the foregoing.

Interest. The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus
0.50 percent or (iii) the relevant U.S. Treasury Rate plus 3.00 percent. The Seasonal Facility provides for interest rates on amounts outstanding thereunder, at the Company's option, equal to (x) the relevant London interbank offered rate plus 1.75 percent, (y) the relevant prime rate minus
0.25 percent or (z) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted average rate of interest applicable to that portion of the Acquisition Facility is estimated to equal approximately 8.3 percent per annum for the period from November 3, 1994 through May 1, 1995.

Maturity. Borrowings of $80.0 million under the Term Loan portion of the Acquisition Facility are payable in 20 equal semi-annual installments, beginning in May 1995. Borrowings of up to an additional $120.0 million under the Term Loan Facility portion of the Acquisition Facility are payable during the first five years of the facility in annual installments on September 1 of each year, in an amount equal to the "annual cash sweep" for the preceding fiscal year, as defined in the Acquisition Facility. The Company will be permitted to pay and reborrow funds under the Term Loan Facility, subject to limitations on the amount reborrowed and the other terms of the Acquisition Facility. Beginning in the year 2000, the balance of the Term Loan Facility will be payable in ten equal semi-annual installments.

Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May, 1996 except that for 15 consecutive calendar days before the end of fiscal 1995, the borrowings under the Seasonal Facility must be zero. The Letter of Credit Facility provides for the issuance of letters of credit through October, 1995.

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to achieve an adjusted cash flow coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and at the end of each fiscal year thereafter of at least 1.1 to 1.0, to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995), and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May, 1995, 2.8 to 1.0 from June 30, 1995 through May 1996 and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and the Company, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise. Management believes the Company is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                                  The Notes

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior subordinated basis, with each such guarantee subordinated to the Guarantors' respective guarantees of the obligations of the Company under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12 1/4 percent per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 1995, to Holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Each of Pro-Fac and the Subsidiary Guarantors has unconditionally guaranteed the payment of Obligations of the Company under the Notes. Rights of Holders pursuant to such guarantees are subordinate to the rights of the holders of the Senior Indebtedness of Pro-Fac and the Subsidiary Guarantors to payment in full in the same manner as the rights of Holders of the Notes are subordinate to those of the holders of the Senior Indebtedness of the Company.

Additional information with respect to borrowing arrangements:

Because Pro-Fac's income had always been largely determined by the income of Curtice-Burns and because Pro-Fac guaranteed the debt of Curtice-Burns and Curtice-Burns guaranteed the debt of Pro-Fac (substantially all of which was advanced to Curtice-Burns), management and lenders use combined pro forma financial statements to assess the financial strength of the two companies. Specifically, the pro forma combined statement of operations, balance sheet and statement of cash flows portray the financial results, cash flows and equity of Curtice-Burns and Pro-Fac for activity prior to the acquisition date.

Such financial statements are neither necessary for a fair presentation of the financial position of Pro-Fac nor appropriate as primary statements for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which were legally attributable to either Curtice-Burns' former shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented herein are special purpose in nature and should be used only within the context described.

              Combined Pro Forma Condensed Statement of Operations
                                    Unaudited
(Millions)

                                Three Months Ended        Six Months Ended
                               12/24/94     12/25/93    12/24/94      12/25/93
Sales                           $216.0       $243.2      $392.8        $453.3
Cost of sales                    149.3        169.3       276.1         322.4
Restructuring                       --         (8.1)        8.4          (8.1)
Change in control costs            0.4           --         2.2            --
Insurance gain                      --           --        (6.5)           --
Selling, administrative
  and general expenses            48.9         56.9        87.0         103.0

Total costs and expenses         198.6        218.1       367.2         417.3

Operating income                  17.4         25.1        25.6          36.0

Interest expense                  (7.8)        (4.1)      (11.6)         (8.0)

Income before taxes                9.6         21.0        14.0          28.0

Tax benefit/(provision)            3.6         (3.8)        2.2          (6.1)

Net income                      $ 13.2       $ 17.2      $ 16.2        $ 21.9

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                   Combined Pro Forma Condensed Balance Sheet
                                    Unaudited
(Millions)

                                                      12/24/94      12/25/93
Assets
  Current assets                                       $320.6        $306.7
  Property, plant and equipment, net                    223.0         169.5
  Goodwill and other intangibles                        120.5          51.4
  Other assets                                           45.6          27.9
     Total assets                                      $709.7        $555.5

Liabilities and Net Worth
  Current liabilities                                  $207.7        $206.2
  Lease obligations                                       1.3           1.8
  Long-term debt                                        327.1         137.8

  Other liabilities                                      40.0          14.0
     Total liabilities                                  576.1         359.8
  Shareholders' equity and members' capitalization      133.6         195.7
     Total liabilities and net worth                   $709.7        $555.5

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined balance sheet.

              Combined Pro Forma Condensed Statement of Cash Flows
                                    Unaudited
(Millions)
                                                            Six Months Ended
                                                         12/24/94      12/25/93
Net cash (used in)/provided by operating activities      $(70.1)       $  4.8

Net cash (used in)/provided by investing activities        (6.3)         10.9

Net cash provided by/(used in) financing activities        81.3         (12.3)

Net change in cash                                          4.9           3.4

Cash at beginning of period                                 2.9           6.5

Cash at end of period                                    $  7.8        $  9.9

Supplemental disclosure of cash flow information

Cash paid during the period for:

  Interest (net of amount
     capitalized)                                        $  7.6        $  8.0
  Income taxes, net                                      $  4.6        $ 10.9

Supplemental Schedule of Non-Cash Investing and
  Financing Activities:

     Conversion of retains to preferred stock            $  1.2        $   --

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.

Note 6.  OTHER MATTERS
                                Contingencies

In conjunction with the sale of the National Oats Division by the Company, Pro-Fac terminated the membership of the Harvest States Cooperatives ("Harvest States") in Pro-Fac. Harvest States was the National Oats Division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995.

The exact amount of any potential settlement related to this issue cannot be estimated at December 24, 1994, but management, upon input from counsel, does not believe that this is a material exposure to the Company.

A grower has filed suit against the Company for damages resulting from defective seed which was purchased from the Southern Frozen Foods division. The lawsuit alleges that the defective seed resulted in the loss of crops and acreage use for a growing season, and the grower is seeking approximately $1.0 million in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the financial statements. In addition, management anticipates that all material costs of settlement, if incurred, will be covered under its insurance policies.

                                 Commitments

The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

                                 Fire Claim

In July 1994, a plant operated by the Company's Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. During the first quarter of fiscal 1995, a $6.5 million gain (before dividing with Pro-Fac and before taxes) was recorded representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed in this fire.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the results of operations of the Predecessor and Successor companies are not comparable in certain respects because of differences between the cost basis of the assets held by the Predecessor compared to that of the Successor, these differences primarily effect interest expense, amortization of intangibles and depreciation of fixed assets. However, for purposes of the following "Management's Discussion and Analysis of Financial Conditions and Results of Operations", fiscal 1994 balances will be compared to the total of Predecessor and Successor balances from fiscal 1995.

In addition to the results of operations there were two significant developments which began in fiscal 1993 and had major effects for the first six months of fiscal 1995: the continuation of a major restructuring program; and the eventual sale of the Company. (See Notes 3 and 4 of the Notes To Consolidated Financial Statements.)

                            Results of Operations

Net sales for the quarter and the six months ended December 24, 1994 for ongoing operations were up very slightly (less than 1 percent) from equivalent prior year amounts. Nalley's Fine Foods had a slight increase and the Comstock Michigan Fruit division a small decrease in sales while other divisions had very small variations from prior year. Gross profit for the quarter and six months ended December 24, 1994 were up 3.3 percent and
4.9 percent respectively for the ongoing businesses.

Pretax operating income was down to $17.2 million for the quarter compared with $24.9 million in the prior year. The decrease was due to an $8.1 gain from the sale of the oats business included in the prior year amount. Excluding this prior year gain and current year change in control expenses and amortization of the excess of the purchase cost in the acquisition of the Company by Pro-Fac, ongoing business operating income was up $0.5 million, or 2.9 percent from the prior year quarter. This was principally due to an increase in the earnings of Comstock Michigan Fruit division which included improvements in the earnings of puddings, pie filling and frozen vegetables.

Operating income from ongoing businesses was up 11.1 percent to $30.1 million for the six months ended December 24, 1994. Of the $3.0 million total increase, $3.9 was at the Comstock Michigan Fruit division. Increases in the earnings of puddings, pie fillings and frozen vegetables accounted for this increase. For the six month's comparison of total operating income, the prior year included an $8.1 million gain in operating earnings due to the sale of the oats business of the National Oats division and the current year includes an $8.4 million loss for the sale of the Nalley U.S. Chips and Snack business, $2.2 million of change in control expenses, a $6.5 million gain on assets due to the Southern Frozen Foods division fire claim and $.9 million of amortization arising from the excess of purchase costs of net assets acquired in the acquisition of the Company by Pro-Fac.

The interest expense increases for the quarter and six months ended December 24, 1994 of $3.2 million and $3.5 million, respectively, compared to the comparable prior year periods. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

The effective tax rates for the quarter and six months ended December 24, 1994 of 59.1 percent and 64.5 percent, respectively, increased significantly from the prior year effective tax rates of 33.0 percent and 40.2 percent, respectively, primarily due to the non-deductibility of the amortization of the excess of purchase cost of net assets acquired in the acquisition of the Company by Pro-Fac.

Net income for the quarter and six months ended December 24, 1994 were $1.8 million and $2.2 million, respectively, or decreases of $4.9 million and $5.7 million respectively, compared to the prior year quarter and six months.

The following tables illustrate the Company's results of operations by business for the three and six months of fiscal 1994 compared to the three and six months of fiscal 1995.

Net Sales
(Dollars in Millions)

                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Total     $    Total    $    Total    $    Total
Comstock Michigan Fruit           104.3   48.3   105.2   43.3  176.0   44.8  180.2   39.7
Nalley's Fine Foods                55.3   25.6    53.2   21.9  109.3   27.8  105.9   23.4
Southern Frozen Foods              26.6   12.3    25.3   10.4   49.7   12.7   48.2   10.6
Snack Foods Group                  15.3    7.1    15.3    6.3   30.7    7.8   30.8    6.8
Brooks Foods                       11.3    5.2    11.7    4.8   16.7    4.3   17.3    3.8
Finger Lakes Packaging             10.7    5.0    12.1    5.0   25.3    6.4   24.7    5.5
Intercompany eliminations1         (7.5)  (3.5)   (8.4)  (3.5) (17.2)  (4.4) (17.7)  (3.9)
    Subtotal ongoing operations   216.0  100.0   214.4   88.2  390.5   99.4  389.4   85.9
Businesses sold and to be sold2      --     --    28.8   11.8    2.3     .6   63.9   14.1
    Total                         216.0  100.0   243.2  100.0  392.8  100.0  453.3  100.0

1 Intercompany sales by Finger Lakes

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business and the Nalley's U.S. Chips and Snacks business.
  See Note 4 - "Restructuring Program."

Cost of Sales
(Dollars in Millions)

                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Total     $    Total    $    Total    $    Total
Comstock Michigan Fruit            74.9   50.2    76.1   44.9  129.1   46.8  135.9   42.1
Nalley's Fine Foods                34.9   23.4    33.9   20.0   69.8   25.3   68.3   21.2
Southern Frozen Foods              20.6   13.8    19.3   11.4   38.7   14.0   38.0   11.8
Snack Foods Group                   9.7    6.5     9.6    5.7   19.6    7.1   19.4    6.0
Brooks Foods                        6.7    4.5     7.0    4.1   10.6    3.8   11.2    3.5
Finger Lakes Packaging              9.7    6.5    11.3    6.7   22.9    8.3   22.5    7.0
Intercompany eliminations and
    corporate overhead             (7.2)  (4.9)   (7.4)  (4.3) (16.1)  (5.8) (16.4)  (5.1)
    Subtotal ongoing operations   149.3  100.0   149.8   88.5  274.6   99.5  278.9   86.5
Businesses sold and to be sold1      --     --   19.5    11.5    1.5     .5   43.5   13.5
    Total                         149.3  100.0   169.3  100.0  276.1  100.0  322.4  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, and the meat snacks business and the Nalley's U.S. Chips and Snacks business.  See Note 4 - "Restructuring Program."

Gross Profit
(Dollars in Millions)

                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Total     $    Total    $    Total    $    Total
Comstock Michigan Fruit            29.4   44.1    29.1   39.4   46.9   40.2   44.3   33.8
Nalley's Fine Foods                20.4   30.6    19.3   26.1   39.5   33.8   37.6   28.7
Southern Frozen Foods               6.0    9.0     6.0    8.1   11.0    9.4   10.2    7.8
Snack Foods Group                   5.6    8.4     5.7    7.7   11.1    9.5   11.4    8.7
Brooks Foods                        4.6    6.9     4.7    6.4    6.1    5.2    6.1    4.7
Finger Lakes Packaging              1.0    1.5      .8    1.1    2.4    2.1    2.2    1.7
Intercompany eliminations and
    corporate overhead              (.3)   (.5)   (1.0)  (1.4)  (1.1)   (.9)  (1.3)  (1.0)
    Subtotal ongoing operations    66.7  100.0    64.6   87.4  115.9   99.3  110.5   84.4
Businesses sold and to be sold1      --     --     9.3   12.6     .8     .7   20.4   15.6
    Total                          66.7  100.0    73.9  100.0  116.7  100.0  130.9  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business and the Nalley's U.S. Chips and Snacks
   Business.  See Note 4 - "Restructuring Program."

Operating Income Before Dividing with Pro-Fac1
(Dollars in Millions)


                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Total     $    Total    $    Total    $    Total

Comstock Michigan Fruit            11.4   64.8     9.3   55.3   18.1   60.9   14.2   51.4
Nalley's Fine Foods                 4.2   23.8     4.5   26.8    8.8   29.6    9.2   33.3
Southern Frozen Foods               3.1   17.6     2.9   17.3    5.5   18.5    4.7   17.0
Snack Foods Group                   1.1    6.3     1.1    6.5    1.9    6.4    2.0    7.3
Brooks Foods                        2.0   11.4     2.1   12.5    2.1    7.1    2.3    8.3
Finger Lakes Packaging               .6    3.4      .8    4.8    1.6    5.4    1.9    6.9
Intercompany eliminations and
 corporate overhead1               (4.8) (27.3)   (3.6) (21.4)  (7.9) (26.6)  (7.2) (26.0)
Subtotal ongoing operations        17.6  100.0    17.1  101.8   30.1  101.3   27.1   98.2
Businesses sold and to be sold2      --     --     (.3)  (1.8)   (.4)  (1.3)    .5    1.8
    Total                          17.6  100.0    16.8  100.0   29.7  100.0   27.6  100.0

1  Table excludes restructuring (loss)/gain from division disposals of fiscal 1995 and 1994 and change in control expense, and an insurance gain on assets resulting from a fire claim recorded in the first six months of fiscal 1995.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
   See Note 4 "Restructuring Program".

Depreciation and Amortization
(Dollars in Millions)

                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Total     $    Total    $    Total    $    Total
Comstock Michigan Fruit             2.2   33.3     2.8   44.4    4.9   40.5    5.7   44.5
Nalley's Fine Foods                  .8   12.1      .8   12.7    1.8   14.9    1.8   14.1
Southern Frozen Foods                .6    9.1      .6    9.5    1.2    9.9    1.1    8.6
Snack Foods Group                    .5    7.6      .5    7.9    1.0    8.3    1.0    7.8
Brooks Foods                         .1    1.5      .2    3.2     .3    2.5     .4    3.1
Finger Lakes Packaging               .3    4.5      .3    4.8     .6    5.0     .6    4.7
Corporate1                          2.1   31.9      .2    3.2    1.8   14.9     .2    1.6
    Subtotal ongoing operations     6.6  100.0     5.4   85.7   11.6   96.0   10.8   84.4
Businesses sold and to be sold2      .0     .0      .9   14.3     .5    4.0    2.0   15.6
    Total                           6.6  100.0     6.3  100.0   12.1  100.0   12.8  100.0

1  Includes amortization of excess of purchase cost over net assets acquired.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
   See Note 4 - "Restructuring Program."
/TABLE

Total Assets
(Dollars in Millions)

                                        12/24/94                     12/25/93
                                                 % of                        % of
                                    $            Total           $           Total
Comstock Michigan Fruit           264.0           37.2         234.3          46.3
Nalley's Fine Foods                95.2          13.4           91.3          18.0
Southern Frozen Foods              64.9           9.2           48.8           9.6
Snack Foods Group                  24.3           3.4           26.3           5.2
Brooks Foods                       11.1           1.6           10.2           2.0
Finger Lakes Packaging             42.5           6.0           57.4          11.3
Corporate1                        207.1           29.2         (28.8)         (5.6)
     Subtotal ongoing operations  709.1          100.0         439.5          86.8
Businesses sold to be sold2          --             --          67.0          13.2
    Total                         709.1          100.0         506.5         100.0

1   Includes excess of purchase cost over net assets acquired.
2   The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.  See Note 4 - "Restructuring Program."

Consolidated Statement of Operations
(Dollars in Millions)

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the three and six months ended December 24, 1994 and
December 25, 1993.

                                      Three Months Ended            Six Months Ended
                                    12/24/94       12/25/93      12/24/94      12/25/93
                                         % of           % of          % of          % of
                                    $    Sales     $    Sales    $    Sales    $    Sales

Net sales                         216.0  100.0   243.2  100.0  392.8  100.0  453.3  100.0
Cost of sales                     149.3   69.1   169.4   69.7  276.1   70.3  322.4   71.1
Gross profit                       66.7   30.9    73.8   30.3  116.7   29.7  130.9   28.9
Restructuring expenses, including
  net gain/(loss) from division
  disposals                          --     --     8.1    3.3   (8.4)  (2.1)   8.1    1.8
Change in control expenses         (0.4)  (0.2)     --     --   (2.2)  (0.6)    --     --
Gain on assets resulting from
  fire claim                         --     --      --     --    6.5    1.7     --     --
Other selling, administrative
  and general expenses            (49.1) (22.7)  (57.0) (23.4) (87.0) (22.1)(103.3) (22.8)
Operating income before dividing
  with Pro-Fac                     17.2    8.0    24.9   10.2   25.6    6.6   35.7    7.9
Interest expense                   (8.4)  (3.9)   (5.2)  (2.1) (13.5)  (3.5) (10.0)  (2.2)
Pretax earnings before dividing
  with Pro-Fac                      8.8    4.1    19.7    8.1   12.1    3.1   25.7    5.7
Pro-Fac share of earnings          (4.4)  (2.0)   (9.7)  (4.0)  (5.9)  (1.5) (12.5)  (2.8)
Income before taxes                 4.4    2.1    10.0    4.1    6.2    1.6   13.2    2.9
Provision for taxes                (2.6)  (1.3)   (3.3)  (1.3)  (4.0)   1.0   (5.3)  (1.2)
Net Income                          1.8     .8     6.7    2.8    2.2    0.6    7.9    1.7
/TABLE

                THREE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                  Net Sales

The Company's net sales in the second quarter of fiscal 1995 of $216.0 million decreased $27.2 million or 11.2 percent from $243.2 million in the second quarter of fiscal 1994. No net sales were attributable to businesses sold in connection with the Company's restructuring program discussed in
Note 4 in the second quarter of fiscal 1995 whereas $28.8 million in the second quarter of fiscal 1994. The Company's net sales from ongoing operations excluding businesses sold were $216.0 million in the second quarter of fiscal 1995, an increase of $1.6 million or 0.7 percent from $214.4 million in the second quarter of fiscal 1994.

                                Cost of Sales

The Company's cost of sales in the second quarter of fiscal 1995 of $149.3 million decreased $20.0 million or 11.8 percent from $169.3 million in the second quarter of fiscal 1994. Of this decrease, $19.5 million was attributable to businesses sold and a $0.5 million reduction was attributable to the Company's ongoing operations. This decrease of $0.5 million was the result of variations in volume, selling prices and product mix.

                                Gross Profit

Gross profit of $66.7 million in the second quarter of fiscal 1995 decreased $7.2 million or 9.7 percent from $73.9 million in the second quarter of fiscal 1994. Of this net decrease, a $9.3 million reduction was attributable to businesses sold and an increase of $2.1 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $2.1 million was the result of variations in volume, selling prices, costs and product mix.

                 Restructuring Expenses, Including Net Gain
                           From Division Disposals

Restructuring expenses, including net gain from division disposals resulted in a gain in the second quarter of fiscal 1994 of $8.1 million, primarily from the sale of the oats business of National Oats referred to in Note 4.

                         Change in Control Expenses

Change in control expenses recorded in the second quarter of fiscal 1995, amounting to $0.4 million, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split. See Note 3 - "Developments Related to Change in Control of the Company".

             Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the second quarter of fiscal 1995 of $49.1 million decreased $7.9 million or 13.9 percent from $57.0 million in the second quarter of fiscal 1994. This decrease of $7.9 million includes primarily:

(In Millions)                           Businesses
                                     Sold     On Going    Total
Change in trade promotions          $(2.8)     $(1.3)     $(4.1)
Change in advertising
 and selling costs                   (4.7)       1.7       (3.0)
All other                             (.2)       (.6)       (.8)

Change in selling, administrative
  and general expenses              $(7.7)    $ (0.2)     $(7.9)

The $0.6 million decrease in other administrative cost attributable to the Company's ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit, with minor variations throughout the other operations.

                              Interest Expense

Interest expense in the second quarter of fiscal 1995 of $8.4 million increased $3.2 million or 61.5 percent from $5.2 million in the second quarter of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                          Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the second quarter of fiscal 1995 of $4.4 million decreased $5.3 million or 54.6 percent from $9.7 million in the second quarter of fiscal 1994. The restructuring expenses and change in control expenses discussed above accounted for a decrease of $4.3 million of the $5.3 million decrease. The Pro-Fac share of earnings in the second quarter of fiscal 1995 and fiscal 1994 was 50.0 percent and
49.2 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.
                             Income Before Taxes

The Company's income before taxes in the second quarter of fiscal 1995 of $4.4 million decreased $5.6 million or 56.0 percent from $10.0 million in the second quarter of fiscal 1994.

                             Provision for Taxes

The provision for taxes in the second quarter of fiscal 1995 of $2.6 million decreased $0.7 million or 21.1 percent from $3.3 million in the second quarter of fiscal 1994. The effective tax rate for the quarter ended December 24, 1994 was 59.1 percent compared to 33.0 percent for the quarter ended December 25, 1993. The effective tax rate was negatively effected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.
                                 Net Income

The Company's net income for the second quarter of fiscal 1995 of $1.8 million decreased $4.9 million or 73.1 percent from $6.7 million in the second quarter of fiscal 1994.

         SIX MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                  Net Sales

The Company's net sales in the first six months of fiscal 1995 of $392.8 million decreased $60.5 million or 13.3 percent from $453.3 million in the first six months 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in Note 3 were $2.3 million in the first six months of fiscal 1995 and $63.9 million in the first six months of fiscal 1994. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $390.5 million in the first six months of fiscal 1995, an increase of $1.1 million or 0.3 percent from $389.4 million in the first six months of fiscal 1994.

                                Cost of Sales

The Company's cost of sales in the first six months of fiscal 1995 of $276.1 million decreased $46.3 million or 14.4 percent from $322.4 million in the first six months of fiscal 1994. Of this decrease, $42.0 million was attributable to businesses sold or to be sold and a $4.3 million reduction was attributable to the Company's ongoing operations. This decrease of $4.3 million was the result in variations in volume, selling prices and product mix.

                                Gross Profit

Gross profit of $116.7 million in the first six months of fiscal 1995 decreased $14.2 million or 10.8 percent from $130.9 million in the first six months of fiscal 1994. Of this net decrease, a $19.6 million reduction was attributable to businesses sold or to be sold and an increase of $5.4 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.4 million was the result of variations in volume, selling prices, costs and product mix.

              Restructuring Expenses Including Net (Loss)/Gain
                           From Division Disposals

Restructuring expenses, including net (loss)/gain from division disposals resulted in a charge in the first six months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack other expenses relating to the disposal of this operation. Of this amount, approximately 40 percent reflects non-cash charges.
Included in the first six months of fiscal 1994 was an $8.1 million net gain from restructuring including division disposals.

                         Change in Control Expenses

Change in control expenses recorded in the first six months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split. See Note 3 - "Developments Related to Change in Control of the Company".

                  Gain on Assets Resulting From Fire Claim

The gain on assets resulting from fire claim recorded in the first six months of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods Division.

             Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the first six months of fiscal 1995 of $87.0 million decreased $16.3 million or 15.8 percent from $103.3 million in the first six months of fiscal 1994. This net decrease of $16.3 million includes primarily:

(Millions)                            Businesses
                                 Sold or to be Sold    On Going     Total
Change in trade promotions              $ (5.5)        $  0.2      $ (5.3)
Change in advertising
 and selling costs                        (9.8)           2.5        (7.3)
All other                                 (2.3)          (1.4)       (3.7)
Change in selling, administrative
 and general expenses                   $(17.6)         $ 1.3     $(16.3)

The $2.5 million increase in advertising and selling costs at the Company's ongoing operations resulted from increased costs at Nalley's of $1.6 million primarily in the canned and dressing product lines and an increase at Comstock Michigan Fruit of $0.8 million primarily in the filling and topping product lines. Minor variations occurred in the Company's other operations.

The $1.4 million decrease in other administrative cost attributable to the Company's ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit and corporate headquarters and slight variations at other operations.
                              Interest Expense

Interest expense in the first six months of fiscal 1995 of $13.5 million increased $3.5 million or 35.0 percent from $10.0 million in the first six months of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                          Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the first six months of fiscal 1995 of $5.9 million decreased $6.6 million or 52.8 percent from $12.5 million in the first six months of fiscal 1994. The restructuring expenses, change in control and fire claim discussed above accounted for $6.1 million of this decrease. The Pro-Fac share of earnings in the first six months of fiscal 1995 and fiscal 1994 was 48.8 percent and 48.6 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                             Income Before Taxes

The Company's income before taxes in the first six months of fiscal 1995 of $6.2 million decreased $7.0 million or 53.0 percent from $13.2 million in the first six months of fiscal 1994.

                             Provision for Taxes

The provision for taxes in the first six months of fiscal 1995 of $4.0 million decreased $1.3 million or 24.5 percent from $5.3 million in the first six months of fiscal 1994. The effective tax rate in the six months ended December 24, 1994 was 64.5 percent compared to 40.2 percent in the six months ended December 25, 1993. The non-deductibility of the amortization of excess purchase cost over net assets acquired was responsible for the significantly increased rate.

                                 Net Income

The Company's net income for the first six months of fiscal 1995 of $2.2 million decreased $5.7 million or 72.2 percent from $7.9 million in the first six months of fiscal 1994.

                       LIQUIDITY AND CAPITAL RESOURCES

                 Historical Funding and Capital Expenditures

The operations of the Company historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank) and borrowings under the Company's seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and the Company had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994 and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million.
The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the Transactions.

In addition to borrowings by Pro-Fac, which had been loaned to the Company, substantially all cash not distributed by Pro-Fac to its members or securityholders had either been invested in assets leased to the Company or loaned to the Company to finance its operations. As such, the information provided below describes liquidity and capital resources of the Company and Pro-Fac on a combined basis.

In the first six months of fiscal 1995, the net cash used by combined operating activities of the Company and Pro-Fac of $70.1 million reflects net income of $16.2 million for the Company and for Pro-Fac. Amortization of assets amounted to $12.7 million. Inventories increased $60.2 million, accounts receivable increased $13.1 million and the deferred tax provision increased $21.3 million. Changes in other assets and liabilities amounted to $47.0 million. The increases in the deferred tax provision and the changes in other assets and liabilities were primarily related to the step-up of fixed assets and the excess of cost over net assets acquired resulting from the acquisition of Curtice-Burns by Pro-Fac.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash used in investing activities of $6.3 million in the first six months of fiscal 1995 was comprised of $5.7 million paid for fixed assets, and a $0.7 million increase in the investment in the Bank.

Net cash provided by financing activities of $81.3 million in the first six months of fiscal 1995 was primarily comprised of net proceeds of short-term debt of $58.5 million and proceeds from the issuance long-term debt of $192.9 million, cash paid for stock and stock options of $162.9 million, the cash portion of non-qualified retain conversion of $0.3 million, and dividends paid of $6.3 million.

         New Borrowings; Additional Capital Contribution by Pro-Fac

Under the New Credit Agreement, the Company is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $10.0 million in aggregate face amount of letters of credit pursuant to a letter of credit facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory. As of December 24, 1994, the outstanding borrowing under the Seasonal Facility was $70.0 million and the borrowing base was $108.2 million.

As of the Closing Date, after giving effect to the acquisition, (i) cash borrowings outstanding under the Seasonal Facility were $72.6 million, (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $13.4 million and (iii) outstanding letters of credit were approximately $9.7 million. In addition to its seasonal financing, as of November 3, 1994, after giving effect to the Transactions, the Company would have had $22.5 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

Pro-Fac intends to make additional equity contributions to the Company. Specifically, Pro-Fac has undertaken to contribute not less than $10.0 million in equity to the Company by the end of fiscal 1995.

As a result of the acquisition of the Company by Pro-Fac, the Company's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement will require that both Pro-Fac and the Company meet certain financial tests and ratios and comply with certain other restrictions and limitations.

                    Supplemental Information on Inflation

During the last three fiscal years, the changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

                         Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. Preliminary indications for the 1994 crop year are that national supplies increased over the prior year due to the intentional increase in planned production by vegetable processors and increased crop yields thereby returning the current national supplies to ample levels. Yields in Curtice-Burns' growing areas increased as well. There are variations among the specific commodities and the effect on pricing and profitability in fiscal 1995 depends upon individual company pricing practices and the effect of recent industry plant closings and production realignments.

Capital expenditures are expected to approximate $20.0 million in fiscal 1995. The largest single capital project in process is renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8 million in the current calendar year. Management expects that cash provided from operations will be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit No.            Description

          Exhibit 27               Financial Data Schedule

(b) The following reports on Form 8-K were filed during the fiscal period to which this report relates:

               Date                        Item

          September 27, 1994       Item 5 - Other Events
                                   Item 7 -Financial Statements and Exhibits

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CURTICE-BURNS FOODS, INC.



Date:      2/7/95                      BY:      /S/ William D. Rice
                                                   WILLIAM D. RICE
                                           CHIEF FINANCIAL OFFICER, SENIOR
                                            VICE PRESIDENT AND TREASURER
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)