Form 10-Q/A
period 1994-12-24
CURTICE BURNS FOODS INC
filed 1995-02-10
CIK 26285

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

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended December 24, 1994 as set forth below and in the pages attached hereto:

      Item 6.    Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CURTICE-BURNS FOODS, INC.



                                    BY:      /s/ William D. Rice
                                                 WILLIAM D. RICE
                                               ASSISTANT TREASURER

Item  6.  Exhbits and Reports on Form 8-K

(a) Exhibits

Exhibit No.      Description
      27         Financial Data Schedule

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.