Form 10-Q/A
period 1994-12-24
CURTICE BURNS FOODS INC
filed 1995-04-13
CIK 26285

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

                              The Acquisition

The acquisition was accomplished through a tender offer for all outstanding shares of the Company and a subsequent merger of PF Acquisition Corp. ("PFAC"), a wholly-owned subsidiary of Pro-Fac, into the Company. As a result of the acquisition, the holders of the Class A and Class B Common Stock of the Company became entitled to $19.00 per share in cash, the Company became a wholly-owned subsidiary of Pro-Fac, and the Company assumed all of the liabilities of PFAC, including liabilities for acquisition indebtedness.

The acquisition was accounted for using the purchase method of accounting. In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.3 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $41.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes due 2005 (the "Notes") and entered into a credit agreement (the "New Credit Agreement") with CoBank, ACB, formerly
The Springfield Bank for Cooperatives (the "Bank"), which provided for a term loan, a term loan facility, a seasonal loan facility and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company. Consequently, the Company is more highly leveraged, and has greater interest expense, than prior to the acquisition.

Further information concerning the acquisition and how it was accounted for and financed is set forth in Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-56517), which was filed with the Securities and Exchange Commission on December 16, 1994.

Item I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Company include all adjustments (consisting of normal recurring adjustments and the effects of the acquisition) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The Company is a wholly-owned subsidiary of Pro-Fac.

In addition, the interim financial statements contained herein, present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor" entity) as well as the period subsequent to its acquisition, ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization and interest expense.

                                   Curtice-Burns Foods, Inc.
                             Consolidated Statement of Operations

(Dollars in Thousands)
                                                       9/25/94 -    11/3/94 -   9/26/93 -
                                                       12/24/94     12/24/94    12/25/93
                                                      Predecessor   Successor   Predecessor
Net sales                                              $ 99,774     $116,203    $ 243,246
Cost of sales                                            68,966       80,170      169,377
Gross profit                                             30,808       36,033       73,869
Restructuring expenses, including net
  gain from division disposals                               --           --        8,114
Change in control expenses                                 (400)          --           --
Other selling, administrative and general expenses      (22,603)     (26,492)     (57,078)
Operating income before dividing with Pro-Fac             7,805        9,541       24,905
Interest expense                                         (2,553)      (5,849)      (5,155)
Pretax earnings before dividing with Pro-Fac              5,252        3,692       19,750
Pro-Fac share of earnings                                (2,569)      (1,846)      (9,700)
Income before taxes                                       2,683        1,846       10,050
Provision for taxes                                      (1,298)        (942)      (3,326)
Net income                                             $  1,385     $    904    $   6,724

/TABLE

                                   Curtice-Burns Foods, Inc.
                             Consolidated Statement of Operations
                                          (Continued)

(Dollars in Thousands)
                                                       6/26/94 -    11/3/94 -   6/27/93 -
                                                       11/3/94      12/24/94    12/25/93
                                                      Predecessor   Successor   Predecessor
Net sales                                              $276,621     $116,203    $ 453,336
Cost of sales                                           195,810       80,170      322,428
Gross profit                                             80,811       36,033      130,908
Restructuring expenses, including net
  (loss)/gain from division disposals                    (8,415)          --        8,114
Change in control expenses                               (2,150)          --           --
Gain on assets resulting from fire claim                  6,469           --           --
Other selling, administrative and general expenses      (60,576)     (26,492)    (103,367)
Operating income before dividing with Pro-Fac            16,139        9,541       35,655
Interest expense                                         (7,624)      (5,849)     (10,009)
Pretax earnings before dividing with Pro-Fac              8,515        3,692       25,646
Pro-Fac share of earnings                                (4,062)      (1,846)     (12,473)
Income before taxes                                       4,453        1,846       13,173
Provision for taxes                                      (2,735)        (942)      (5,265)
Net income                                             $  1,718     $    904    $   7,908

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

Dollars in Thousands Except Share Amounts
                                                       Successor  Predecessor  Predecessor
                                                       12/24/94     6/25/94     12/25/93
Assets
Current assets:
  Cash                                                 $  7,765    $  2,928     $  9,944
  Accounts receivable trade, net                         66,203      57,640       72,052
  Accounts receivable, other                             13,015       8,460        7,742
  Income taxes refundable                                    --         237           --
  Current deferred taxes receivable                      10,610      10,487        7,561
  Inventories -
    Finished goods                                      160,962     108,538      147,293
    Raw materials and supplies                           54,464      46,721       51,173
      Total inventories                                 215,426     155,259      198,466
  Prepaid manufacturing expense                              --       8,190           --
  Prepaid expenses and other current assets               5,289       4,305        7,571
      Total current assets                              318,308     247,506      303,336
Investment in Bank                                       21,619          --           --
Property, plant and equipment, net                      271,907     167,516      169,480
Goodwill and other intangibles, net                      93,975      24,909       25,725
Assets held for resale                                    6,138          --           --
Other assets                                             22,293       7,007        7,948
      Total Assets                                     $734,240    $446,938     $506,489

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                        $ 70,000    $     --     $ 17,000
  Accounts payable                                       55,078      62,335       53,326
  Due to Pro-Fac                                         10,601       9,447       39,241
  Accrued employee compensation                           9,259      11,482        8,867
  Other accrued expenses                                 33,721      26,947       38,887
  Accrued manufacturing expense                           2,417          --        2,900
  Income taxes payable                                    2,975          --        2,970
  Current portion of obligations under
    capital leases                                          785      18,430       22,871
  Current portion of long-term debt                       8,182      14,816       16,796
      Total current liabilities                         193,018     143,457      202,858
Long-term debt                                          165,390      79,061       81,064
Senior subordinated notes                               160,000          --           --
Obligations under capital leases                          1,296     124,973      128,098
Deferred income taxes                                    61,521      14,958       10,484
Other non-current liabilities                            15,822       3,591        3,016
      Total liabilities                                 597,247     366,040      425,520
Commitments and Contingencies
Shareholders' Equity:
  Class A common - $.99 par value; -0-, 10,125,000
    and 10,125,000 shares authorized;
    - 0 -, 6,628,430 and 6,581,467
      outstanding, respectively                              --       6,562        6,516
  Class B common - $.99 par value; -0-, 4,050,000
    and 4,050,000 shares authorized;
    - 0 -, 2,056,876 and 2,060,702
      outstanding, respectively                              --       2,036        2,040
  Common stock, par value $.01
    10,000 shares outstanding, owned by Pro-Fac              --          --           --
  Additional paid-in capital                            136,289      14,224       13,728
  Retained earnings                                         904      58,121       58,685
  Minimum pension liability                                  --         (45)          --
      Total shareholders' equity                        137,193      80,898       80,969
      Total liabilities and shareholders' equity       $734,240    $446,938     $506,489

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

Dollars in Thousands
                                                  Predecessor   Successor   Predecessor
                                                   6/26/94 -    11/3/94 -    6/27/93 -
                                                   11/3/94      12/24/94     12/25/93
Cash Flows From Operating Activities:
  Net income                                       $  1,718     $     904    $  7,908
  Adjustments to reconcile net income to net cash
    provided by operating activities -
    Restructuring including net loss from
      division disposals                              8,415            --      (8,114)
    Gain on assets resulting from fire
      claim                                          (6,469)           --          --
    Amortization of goodwill and other
      intangibles                                       753           410         854
    Depreciation                                      6,228         3,742      11,128
    Deferred tax provision                           (1,224)       47,664       1,122
  Change in assets and liabilities:
    Accounts receivable                             (12,430)         (688)     (7,281)
    Inventories                                     (70,961)       10,794     (42,957)
    Income taxes payable/refundable                   1,491         1,721      (6,076)
    Accounts payable and accrued expenses            (5,662)         (118)      5,492
    Due to Pro-Fac                                    9,650        (8,496)     11,028
    Other assets and liabilities                      8,733       (90,819)     (3,719)
Net cash used in operating activities               (59,758)      (34,886)    (30,615)
Cash Flows From Investing Activities:
  Proceeds from division disposals                       --            --      42,097
  Purchase of property, plant and equipment          (5,689)     (116,876)     (9,956)
  Disposal of assets                                     --            --         253
Net cash (used in)/provided by investing
  activities                                         (5,689)     (116,876)     32,394
Cash Flows From Financing Activities:
  Due to Pro-Fac                                     42,000       (42,000)     14,714
  Proceeds from issuance of short-term debt          30,000        70,000      17,000
  Proceeds from issuance of long-term debt           10,886       333,572          --
  Payments on short term debt                            --       (30,000)         --
  Payments on long-term debt                           (350)     (104,413)     (1,447)
  Payments on Pro-Fac capital leases                (11,344)     (129,978)    (26,004)
  Proceeds from sale of stock                            52        55,011         150
  Cash dividends paid                                (1,390)           --      (2,764)
Net cash provided by financing activities            69,854       152,192       1,649
Net change in cash                                    4,407           430       3,428
  Cash at beginning of period                         2,928         7,335       6,516
  Cash at end of period                            $  7,335     $   7,765    $  9,944
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
    Interest (net of amount capitalized)           $  6,967     $  2,061     $  9,986
    Income taxes, net                              $  2,135     $  2,508     $ 10,977

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

                                Fiscal Year

The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period from November 3, 1994 through December 24, 1994, the fiscal quarter end (see Note 3). The fiscal year of the Successor will correspond with that of its parent, Pro-Fac Cooperative, Inc. ("Pro-Fac"), and will end on June 24, 1995, the last Saturday in June.

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

                     Investment in CoBank ("The Bank")

The Company's investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried on the Company's books at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash). The investment was contributed to the Company by Pro-Fac in conjunction with the acquisition.

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

       Property, Plant and Equipment and Related Lease Arrangements

Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

                               Income Taxes

Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet and properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes."

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

             Employers' Accounting for Postemployment Benefits

On June 26, 1994, the Company adopted the SFAS No. 112, "Employers' Accounting for Postemployment Benefits," with no significant impact.

This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

                      Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over 35 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill.
This is accomplished by determining whether the estimated undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

Goodwill resulting from the purchase of the Company by Pro-Fac of approximately $94.3 million is being amortized on a straight line basis over 35 years. See Note 3.

                      Earnings Per Share Data Omitted

Net income or earnings per share amounts are not presented, as subsequent to November 3, 1994, the Company is a wholly-owned subsidiary.

                        Environmental Expenditures

Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable and the cost can be reasonably estimated.

Note 2.  AGREEMENTS WITH PRO-FAC

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

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and the Company will continue the marketing and management arrangements of the Integrated Agreement, as well as the sharing of income and losses. The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Payments by the Company to Pro-Fac for interest, amortization and lease financing payments ceased as of November 3, 1994.

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

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting.
In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.3 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $41.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period.
For purposes of preparing these financial statements a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

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

Following, in capsule form, is the consolidated unaudited results of operations of Curtice-Burns Foods for the six months ended December 24, 1994 and December 23, 1993, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year. The column headed "As Reported" for December 24, 1994 is the total of Successor and Predecessor.

(In Millions)
                             Six Months Ended
                                (Unaudited)

                         December 24, 1994         December 23, 1993
                      As Reported
                      Predecessor
                          and
                       Successor    Pro Forma   As Reported   Pro Forma
Net sales               $392.8       $392.8       $453.3       $453.3
Income before taxes     $  6.3       $  4.1       $ 13.2       $  7.7
Net income              $  2.6       $  2.0       $  7.9       $  3.6

Note 4.  DISPOSALS

National Oats. On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million gain in fiscal 1994.

Hiland Potato Chips. On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

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

The business divestitures resulted in the following charges to earnings of the predecessor Company in fiscal 1994 and fiscal 1995:

Fiscal 1994 Restructuring Gain. Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge. Included in the first three months of fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S.

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

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. The Company's obligations under the Bank Facility, and Pro-Fac's and the Subsidiary Guarantor's obligations under their respective guaranties, are secured by all of the assets of the Company and each guarantor, respectively, including
(i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles and equipment, (ii) all real property and (iii) all products and proceeds of the foregoing.

Interest. The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus
0.50 percent or (iii) the relevant U.S. Treasury Rate plus 3.00 percent. The Seasonal Facility provides for interest rates on amounts outstanding thereunder, at the Company's option, equal to (x) the relevant London interbank offered rate plus 1.75 percent, (y) the relevant prime rate minus
0.25 percent or (z) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted average rate of interest applicable to that portion of the Acquisition Facility is estimated to equal approximately 8.3 percent per annum for the period from November 3, 1994 through May 1, 1995.

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

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to achieve an adjusted cash flow coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and at the end of each fiscal year thereafter of at least 1.1 to 1.0, to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995), and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May, 1995, 2.8 to 1.0 from June 30, 1995 through May 1996 and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and the Company, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise. Management believes the Company is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                  The Senior Subordinated Notes ("Notes")

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit

Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior subordinated basis, with each such guarantee subordinated to the Guarantors' respective guarantees of the obligations of the Company under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 1995, to Holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Note 6.  OTHER MATTERS

                               Contingencies

In conjunction with the sale of the National Oats Division by the Company, Pro-Fac terminated the membership of the Harvest States Cooperatives ("Harvest States") in Pro-Fac. Harvest States was the National Oats Division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995. Subsequent to quarter end, a settlement was reached with Harvest States resulting in no material cost to the Company.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor" entity) as well as the period subsequent to its acquisition, ("Successor" entity). The financial statements of the Predecessor and Successor are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor compared to that of the Successor as well as the effect on the Successor's operations for adjustments to depreciation, amortization and interest expense.

The following tables illustrate the Company's results of operations by business for the three and six months of fiscal 1994 compared to the three and six months of fiscal 1995.

Net Sales
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit           104.3   48.3  105.2   43.3  176.0   44.8  180.2   39.7
Nalley's Fine Foods                55.3   25.6   53.2   21.9  109.3   27.8  105.9   23.4
Southern Frozen Foods              26.6   12.3   25.3   10.4   49.7   12.7   48.2   10.6
Snack Foods Group                  15.3    7.1   15.3    6.3   30.7    7.8   30.8    6.8
Brooks Foods                       11.3    5.2   11.7    4.8   16.7    4.3   17.3    3.8
Finger Lakes Packaging             10.7    5.0   12.1    5.0   25.3    6.4   24.7    5.5
Intercompany eliminations1         (7.5)  (3.5)  (8.4)  (3.5) (17.2)  (4.4) (17.7)  (3.9)
    Subtotal ongoing operations   216.0  100.0  214.4   88.2  390.5   99.4  389.4   85.9
Businesses sold and to be sold2      --     --   28.8   11.8    2.3    0.6   63.9   14.1
    Total                         216.0  100.0  243.2  100.0  392.8  100.0  453.3  100.0

1 Intercompany sales by Finger Lakes

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business and the Nalley's U.S. Chips and Snacks business.
  See Note 4 - "Restructuring Program."

Cost of Sales
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit            74.9   50.2   76.1   44.9  129.1   46.8  135.9   42.1
Nalley's Fine Foods                34.9   23.4   33.9   20.0   69.8   25.3   68.3   21.2
Southern Frozen Foods              20.6   13.8   19.3   11.4   38.7   14.0   38.0   11.8
Snack Foods Group                   9.7    6.5    9.6    5.7   19.6    7.1   19.4    6.0
Brooks Foods                        6.7    4.5    7.0    4.1   10.6    3.8   11.2    3.5
Finger Lakes Packaging              9.7    6.5   11.3    6.7   22.9    8.3   22.5    7.0
Intercompany eliminations and
    corporate overhead             (7.3)  (4.9)  (7.3)  (4.3) (16.2)  (5.8) (16.4)  (5.1)
    Subtotal ongoing operations   149.2  100.0  149.9   88.5  274.5   99.5  278.9   86.5
Businesses sold and to be sold1      --     --   19.5   11.5    1.5    0.5   43.5   13.5
    Total                         149.2  100.0  169.4  100.0  276.0  100.0  322.4  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, and the meat snacks business and the Nalley's U.S. Chips and Snacks business.  See Note 4 - "Restructuring Program."

Gross Profit
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit            29.4   44.0   29.1   39.4   46.9   40.2   44.3   33.8
Nalley's Fine Foods                20.4   30.5   19.3   26.1   39.5   33.8   37.6   28.7
Southern Frozen Foods               6.0    9.0    6.0    8.1   11.0    9.4   10.2    7.8
Snack Foods Group                   5.6    8.4    5.7    7.7   11.1    9.5   11.4    8.7
Brooks Foods                        4.6    6.9    4.7    6.4    6.1    5.2    6.1    4.7
Finger Lakes Packaging              1.0    1.5    0.8    1.1    2.4    2.1    2.2    1.7
Intercompany eliminations and
    corporate overhead             (0.2)  (0.3)  (1.0)  (1.4)  (1.0)   (.9)  (1.3)  (1.0)
    Subtotal ongoing operations    66.8  100.0   64.6   87.4  116.0   99.3  110.5   84.4
Businesses sold and to be sold1      --     --    9.3   12.6    0.8    0.7   20.4   15.6
    Total                          66.8  100.0   73.9  100.0  116.8  100.0  130.9  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business and the Nalley's U.S. Chips and Snacks
   Business.  See Note 4 - "Restructuring Program."

Operating Income Before Dividing with Pro-Fac1
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit            11.4   64.0    9.3   55.3   18.1   60.7   14.2   51.4
Nalley's Fine Foods                 4.2   23.6    4.5   26.8    8.8   29.5    9.2   33.3
Southern Frozen Foods               3.1   17.4    2.9   17.3    5.5   18.5    4.7   17.0
Snack Foods Group                   1.1    6.2    1.1    6.5    1.9    6.4    2.0    7.3
Brooks Foods                        2.0   11.2    2.1   12.5    2.1    7.1    2.3    8.3
Finger Lakes Packaging              0.6    3.4    0.8    4.8    1.6    5.4    1.9    6.9
Intercompany eliminations and
 corporate overhead1               (4.6) (25.8)  (3.6) (21.4)  (7.8) (26.3)  (7.2) (26.0)
Subtotal ongoing operations        17.8  100.0   17.1  101.8   30.2  101.3   27.1   98.2
Businesses sold and to be sold2      --     --   (0.3)  (1.8)  (0.4)  (1.3)   0.5    1.8
    Total                          17.8  100.0   16.8  100.0   29.8  100.0   27.6  100.0

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

Depreciation and Amortization
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit             2.2   36.1    2.8   44.4    4.9   42.2    5.7   44.5
Nalley's Fine Foods                 0.8   13.1    0.8   12.7    1.8   15.5    1.8   14.1
Southern Frozen Foods               0.6    9.8    0.6    9.5    1.2   10.4    1.1    8.6
Snack Foods Group                   0.5    8.2    0.5    7.9    1.0    8.6    1.0    7.8
Brooks Foods                        0.1    1.6    0.2    3.2    0.3    2.6    0.4    3.1
Finger Lakes Packaging              0.3    4.9    0.3    4.8    0.6    5.2    0.6    4.7
Corporate1                          1.6   26.3    0.2    3.2    1.3   11.2    0.2    1.6
    Subtotal ongoing operations     6.1  100.0    5.4   85.7   11.1   95.7   10.8   84.4
Businesses sold and to be sold2      --     --    0.9   14.3    0.5    4.3    2.0   15.6
    Total                           6.1  100.0    6.3  100.0   11.6  100.0   12.8  100.0

1  Includes adjustment for amortization of excess of purchase cost over net assets acquired.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
   See Note 4 - "Restructuring Program."



Total Assets
(Dollars in Millions)
                                        12/24/94                    12/25/93
                                                % of                        % of
                                    $           Total           $           Total
Comstock Michigan Fruit           264.0          36.0         234.3          46.3
Nalley's Fine Foods                95.2          13.0          91.3          18.0
Southern Frozen Foods              64.9           8.8          48.8           9.6
Snack Foods Group                  24.3           3.3          26.3           5.2
Brooks Foods                       11.1           1.5          10.2           2.0
Finger Lakes Packaging             42.5           5.8          57.4          11.3
Corporate1                        232.2          31.6         (28.8)         (5.6)
     Subtotal ongoing operations  734.2         100.0         439.5          86.8
Businesses sold to be sold2          --            --          67.0          13.2
    Total                         734.2         100.0         506.5         100.0

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

Consolidated Statement of Operations
(Dollars in Millions)

                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Sales    $    Sales    $    Sales    $    Sales
Net sales                         216.0  100.0  243.2  100.0  392.8  100.0  453.3  100.0
Cost of sales                     149.2   69.1  169.4   69.7  276.0   70.3  322.4   71.1
Gross profit                       66.8   30.9   73.8   30.3  116.8   29.7  130.9   28.9
Restructuring expenses, including
  net gain/(loss) from division
  disposals                          --     --    8.1    3.3   (8.4)  (2.1)   8.1    1.8
Change in control expenses         (0.4)  (0.2)    --     --   (2.2)  (0.6)    --     --
Gain on assets resulting from
  fire claim                         --     --     --     --    6.5    1.7     --     --
Other selling, administrative
  and general expenses            (49.0) (22.7) (57.0) (23.4) (87.0) (22.1)(103.3) (22.8)
Operating income before dividing
  with Pro-Fac                     17.4    8.0   24.9   10.2   25.7    6.6   35.7    7.9
Interest expense                   (8.4)  (3.9)  (5.2)  (2.1) (13.5)  (3.5) (10.0)  (2.2)
Pretax earnings before dividing
  with Pro-Fac                      9.0    4.1   19.7    8.1   12.2    3.1   25.7    5.7
Pro-Fac share of earnings          (4.4)  (2.0)  (9.7)  (4.0)  (5.9)  (1.5) (12.5)  (2.8)
Income before taxes                 4.6    2.1   10.0    4.1    6.3    1.6   13.2    2.9
Provision for taxes                (2.3)  (1.1)  (3.3)  (1.3)  (3.7)  (0.9)  (5.3)  (1.2)
Net Income                          2.3    1.0    6.7    2.8    2.6    0.7    7.9    1.7

               THREE-MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

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

                               Cost of Sales

The Company's cost of sales in the second quarter of fiscal 1995 of $149.2 million decreased $20.2 million or 11.9 percent from $169.4 million in the second quarter of fiscal 1994. Of this decrease, $19.5 million was attributable to businesses sold and a $0.7 million reduction was attributable to the Company's ongoing operations. This decrease of $0.7 million was the result of variations in volume, selling prices and product mix.

                               Gross Profit

Gross profit of $66.8 million in the second quarter of fiscal 1995 decreased $7.1 million or 9.6 percent from $73.9 million in the second quarter of fiscal 1994. Of this net decrease, a $9.3 million reduction was attributable to businesses sold and an increase of $2.2 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $2.2 million was the result of variations in volume, selling prices, costs and product mix.

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

            Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the second quarter of fiscal 1995 of $49.0 million decreased $8.0 million or 14.0 percent from $57.0 million in the second quarter of fiscal 1994. This decrease of $8.0 million includes primarily:

(In Millions)
                                              Businesses
                                          Sold       Ongoing      Total
Change in trade promotions               $(2.8)       $(1.3)      $(4.1)
Change in advertising and
  selling costs                           (4.7)         1.7        (3.0)
All other                                  (.2)        (0.7)       (0.9)

Change in selling, administrative
  and general expenses                   $(7.7)       $(0.3)      $(8.0)

The $0.7 million decrease in other administrative cost attributable to the Company's ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit and corporate headquarters, with minor variations throughout the other operations.

                             Interest Expense

Interest expense in the second quarter of fiscal 1995 of $8.4 million increased $3.2 million or 61.5 percent from $5.2 million in the second quarter of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the second quarter of fiscal 1995 of $4.4 million decreased $5.3 million or 54.6 percent from $9.7 million in the second quarter of fiscal 1994. The restructuring expenses and change in control expenses discussed above accounted for the $5.3 million decrease. The Pro-Fac share of earnings in the second quarter of fiscal 1995 and fiscal 1994 was 50.0 percent and 49.2 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the second quarter of fiscal 1995 of $4.6 million decreased $5.4 million or 54.0 percent from $10.0 million in the second quarter of fiscal 1994.

                            Provision for Taxes

The provision for taxes in the second quarter of fiscal 1995 of $2.3 million decreased $1.0 million or 30.3 percent from $3.3 million in the second quarter of fiscal 1994. The effective tax rate for the quarter ended December 24, 1994 was 49.5 percent compared to 33.0 percent for the quarter ended December 25, 1993. The effective tax rate was negatively effected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.
                                Net Income

The Company's net income for the second quarter of fiscal 1995 of $2.3 million decreased $4.4 million or 65.7 percent from $6.7 million in the second quarter of fiscal 1994.

        SIX MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

The Company's net sales in the first six months of fiscal 1995 of $392.8 million decreased $60.5 million or 13.3 percent from $453.3 million in the first six months 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in Note 3 were $2.3 million in the first six months of fiscal 1995 and $63.9 million in the first six months of fiscal 1994. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $390.5 million in the first six months of fiscal 1995, an increase of $1.1 million or 0.3 percent from $389.4 million in the first six months of fiscal 1994.

                               Cost of Sales

The Company's cost of sales in the first six months of fiscal 1995 of $276.0 million decreased $46.4 million or 14.4 percent from $322.4 million in the first six months of fiscal 1994. Of this decrease, $42.0 million was attributable to businesses sold or to be sold and a $4.4 million reduction was attributable to the Company's ongoing operations. This decrease of $4.4 million was the result in variations in volume, selling prices and product mix.

                               Gross Profit

Gross profit of $116.8 million in the first six months of fiscal 1995 decreased $14.1 million or 10.8 percent from $130.9 million in the first six months of fiscal 1994. Of this net decrease, a $19.6 million reduction was attributable to businesses sold or to be sold and an increase of $5.5 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.5 million was the result of variations in volume, selling prices, costs and product mix.

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

            Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the first six months of fiscal 1995 of $87.0 million decreased $16.3 million or 15.8 percent from $103.3 million in the first six months of fiscal 1994. This net decrease of $16.3 million includes primarily:

(In Millions)
                                              Businesses
                                          Sold       Ongoing       Total
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

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the first six months of fiscal 1995 of $5.9 million decreased $6.6 million or 52.8 percent from $12.5 million in the first six months of fiscal 1994. The restructuring expenses, change in control and fire claim discussed above accounted for $6.1 million of this decrease. The Pro-Fac share of earnings in the first six months of fiscal 1995 and fiscal 1994 was 48.3 percent and 48.6 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the first six months of fiscal 1995 of $6.3 million decreased $6.9 million or 52.3 percent from $13.2 million in the first six months of fiscal 1994.

                            Provision for Taxes

The provision for taxes in the first six months of fiscal 1995 of $3.7 million decreased $1.6 million or 30.2 percent from $5.3 million in the first six months of fiscal 1994. The effective tax rate in the six months ended December 24, 1994 was 58.7 percent compared to 40.2 percent in the six months ended December 25, 1993. The non-deductibility of the amortization of excess purchase cost over net assets acquired was primarily responsible for the significantly increased rate.

                                Net Income

The Company's net income for the first six months of fiscal 1995 of $2.6 million decreased $5.3 million or 67.1 percent from $7.9 million in the first six months of fiscal 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

                Historical Funding and Capital Expenditures

The operations of Curtice-Burns historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank) and borrowings under Curtice-Burns' seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and Curtice-Burns had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994 and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the transactions.

In addition to borrowings by Pro-Fac, which had been loaned to Curtice-Burns, substantially all cash not distributed by Pro-Fac to its members or securityholders had either been invested in assets leased to Curtice-Burns or loaned to Curtice-Burns to finance its operations. As such, the information provided below describes liquidity and capital resources of Curtice-Burns and Pro-Fac on a combined basis, before the acquisition as well as after.

In the first six months of fiscal 1995, the net cash used by combined operating activities of Curtice-Burns and Pro-Fac reflects net income of $16.7 million for Curtice-Burns and for Pro-Fac. Amortization of assets amounted to $11.6 million ($7.4 million before the acquisition and $5.2 million after the acquisition). Inventories increased $60.2 million (an increase of $71.0 million before the acquisition and a decrease of $10.8 million after the acquisition), accounts receivable increased $13.1 million (an increase of $12.4 million before the acquisition and an increase of $0.7 million after the acquisition), and the deferred tax provision increased $41.0 million. The increases in the deferred tax provision and the changes in other assets and liabilities were primarily related to the excess of cost over net assets acquired in the acquisition of Curtice-Burns by Pro-Fac.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash used in investing activities in the first six months of fiscal 1995 was comprised of $7.9 million paid for fixed assets ($5.7 million before the acquisition and $2.2 million after the acquisition), and a $0.7 million increase in the investment in the Bank.

Net cash provided by financing activities in the first six months of fiscal 1995 was primarily comprised of net proceeds of short-term debt of $58.5 million and proceeds from the issuance long-term debt of $192.9 million, cash paid for Curtice Burns' stock and stock options of $162.9 million, the cash portion of non-qualified retain conversion of $0.3 million, and dividends paid of $6.3 million ($1.4 million of which was Curtice Burns' dividends prior to the acquisition). The net borrowings for short- and long-term debt discussed above include the liquidation of existing debt of $83.5 million for short-term debt and $137.7 million for long-term debt at the acquisition date and new debt of $70.0 million short term and $333.6 million long term.

        New Borrowings; Additional Capital Contribution by Pro-Fac

Under the New Credit Agreement, the Company is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $10.0 million in aggregate face amount of letters of credit pursuant to a letter of credit facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory ($108.2 million at December 24, 1994).

As of December 24, 1994, (i) cash borrowings outstanding under the Seasonal Facility were $70.0 million, and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $16.0 million. In addition to its seasonal financing, as of December 24, 1994, the Company had $23.8 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

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

                               Item 7 -Financial Statements and Exhibits

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CURTICE-BURNS FOODS, INC.



Date:      4/13/95                    BY:      /S/ William D. Rice
                                                  WILLIAM D. RICE
                                          CHIEF FINANCIAL OFFICER, SENIOR
                                           VICE PRESIDENT AND TREASURER
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)