Form 10-Q
period 1995-03-25
CURTICE BURNS FOODS INC
filed 1995-05-08
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

   (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 25, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 1995:

                              10,000 shares

Part I.  FINANCIAL INFORMATION

INTRODUCTION

Curtice-Burns Foods, Inc. ("Curtice-Burns" or "the Company") is a producer and marketer of processed food products. In addition, the Company manufactures cans which are both utilized by the Company and sold to third parties. The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers that in turn use their own brand names on the products, and (iii) "food service" products, which are sold to food service distributors and institutions. In fiscal 1994, approximately one-half of the Company's net sales were branded, and the remainder were split between private label and food service. The Company operates throughout the United States and in Western Canada through six operating divisions.

On November 3, 1994 the Company was acquired by Pro-Fac Cooperative, Inc. ("Pro-Fac"), an agricultural cooperative formed under New York State law to process and market crops grown by its members.

Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, principally governed four arrangements between Pro-Fac and the Company: Facilities Financing, Operations Financing, Marketing, and Management. Pro-Fac continues to market its members' crops and provide other accommodations to the Company, and the Company continues to provide management services to Pro-Fac, pursuant to the Pro-Fac Marketing Agreement.

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

The acquisition was accounted for using the purchase method of accounting.
In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.8 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $45.1 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements, a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with CoBank, ACB, formerly The Springfield Bank for Cooperatives (the "Bank"), which provided for a term loan, a term-loan facility, a seasonal-loan facility, and a letter-of-credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company. Consequently, the Company is more highly leveraged and has greater interest expense than prior to the acquisition.

Further information concerning the acquisition, how it was accounted for, and financed is set forth in Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-56517) which was filed with the Securities and Exchange Commission on December 16, 1994.

ITEM I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited but, in the opinion of the management of the Company, include all adjustments (consisting of normal recurring adjustments and the effects of the acquisition) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The Company is a wholly-owned subsidiary of Pro-Fac.

In addition, the interim financial statements contained herein present the results of the Company during the period prior to its acquisition by Pro-Fac (the "Predecessor Entity") as well as the period subsequent to its November
3, 1994 acquisition (the "Successor Entity"). The financial statements of the Predecessor Entity and Successor Entity are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor Entity compared to that of the Successor Entity as well as the effect on the Successor Entity's operations for adjustments to depreciation, amortization, and interest expense.

                         Curtice-Burns Foods, Inc.
                   Consolidated Statement of Operations

(Dollars in Thousands)
                                                       Three Months Ended
                                                     3/25/95       3/26/94
                                                    Successor    Predecessor
Net sales                                           $180,357      $189,455
Cost of sales                                        126,779       134,166
Gross profit                                          53,578        55,289
Other selling, administrative, and
  general expenses                                   (40,207)      (45,357)
Operating income before dividing with Pro-Fac         13,371         9,932
Interest expense                                     (10,509)       (4,285)
Pretax earnings before dividing with Pro-Fac           2,862         5,647
Pro-Fac share of earnings                             (1,436)       (2,517)
Income before taxes                                    1,426         3,130
Provision for taxes                                     (974)       (1,479)
Net income                                          $    452      $  1,651

The accompanying notes are an integral part of these consolidated financial statements.

                              Curtice-Burns Foods, Inc.
                        Consolidated Statement of Operations
                                     (Continued)

(Dollars in Thousands)
                                                   Fiscal 1995        Fiscal 1994
                                               6/26/94 -   11/3/94 -   6/27/93 -
                                               11/3/94     3/25/94     3/26/94
                                              Predecessor  Successor  Predecessor
Net sales                                      $276,621    $296,560   $ 642,791
Cost of sales                                   195,810     206,949     456,594
Gross profit                                     80,811      89,611     186,197
Restructuring expenses, including net
  (loss)/gain from division disposals            (8,415)         --       8,114
Change-in-control expenses                       (2,150)         --          --
Gain on assets resulting from fire claim          6,469          --          --
Other selling, administrative, and
  general expenses                              (60,576)    (66,699)   (148,724)
Operating income before dividing with Pro-Fac    16,139      22,912      45,587
Interest expense                                 (7,624)    (16,358)    (14,294)
Pretax earnings before dividing with Pro-Fac      8,515       6,554      31,293
Pro-Fac share of earnings                        (4,062)     (3,282)    (14,990)
Income before taxes                               4,453       3,272      16,303
Provision for taxes                              (2,735)     (1,916)     (6,744)
Net income                                     $  1,718    $  1,356   $   9,559

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

Dollars in Thousands Except Share Amounts
                                                       Successor  Predecessor  Predecessor
                                                        3/25/95     6/25/94      3/26/94
Assets
Current assets:
  Cash                                                 $  5,294    $  2,928     $  3,836
  Accounts receivable trade, net                         58,813      57,640       55,972
  Accounts receivable, other                              6,348       8,460        7,916
  Income taxes refundable                                   722         237        6,229
  Current deferred taxes receivable                       8,461      10,487        8,825
  Inventories -
    Finished goods                                      136,915     108,538      120,432
    Raw materials and supplies                           54,755      46,721       47,704
      Total inventories                                 191,670     155,259      168,136
  Prepaid manufacturing expense                           5,062       8,190        3,117
  Prepaid expenses and other current assets               4,947       4,305        7,898
      Total current assets                              281,317     247,506      261,929
Investment in Bank                                       22,907          --           --
Property, plant, and equipment, net                     272,960     167,516      168,342
Goodwill and other intangibles, net                      93,793      24,909       25,331
Assets held for resale                                    5,406          --           --
Other assets                                             24,547       7,007        8,024
      Total Assets                                     $700,930    $446,938     $463,626

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                        $ 66,000    $     --     $ 15,500
  Accounts payable                                       44,379      62,335       42,551
  Due to Pro-Fac                                          2,692       9,447       15,469
  Accrued employee compensation                           9,925      11,482       10,547
  Other accrued expenses                                 24,819      26,947       29,648
  Current portion of obligations under
    capital leases                                          785      18,430       22,871
  Current portion of long-term debt                       8,007      14,816       15,150
      Total current liabilities                         156,607     143,457      151,736
Long-term debt                                          165,438      79,061       87,357
Senior subordinated notes                               160,000          --           --
Obligations under capital leases                          1,296     124,973      120,450
Deferred income taxes                                    61,501      14,958       19,449
Other non-current liabilities                            18,443       3,591        3,380
      Total liabilities                                 563,285     366,040      382,272
Commitments and Contingencies
Shareholders' Equity:
  Class A common - $.99 par value; -0-, 10,125,000
    and 10,125,000 shares authorized;
    - 0 -, 6,628,430, and 6,582,878
      outstanding, respectively                              --       6,562        6,517
  Class B common - $.99 par value; -0-, 4,050,000
    and 4,050,000 shares authorized;
    - 0 -, 2,056,876, and 2,060,702
      outstanding, respectively                              --       2,036        2,040
  Common stock, par value $.01
    10,000 shares outstanding, owned by Pro-Fac              --          --           --
  Additional paid-in capital                            136,289      14,224       13,744
  Retained earnings                                       1,356      58,121       58,953
  Minimum pension liability                                  --         (45)          --
      Total shareholders' equity                        137,645      80,898       81,254
      Total liabilities and shareholders' equity       $700,930    $446,938     $463,626


The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

Dollars in Thousands
                                                              Fiscal 1995        Fiscal 1994
                                                         Predecessor  Successor  Predecessor
                                                          6/26/94 -   11/3/94 -   6/27/93 -
                                                          11/3/94      3/25/95     3/26/94
Cash Flows From Operating Activities:
  Net income                                              $  1,718    $   1,356   $  9,559
  Adjustments to reconcile net income to net cash
    provided by operating activities -
    Restructuring including net loss/(gain) from
      division disposals                                     8,415           --     (8,114)
    Gain on assets resulting from fire claim                (6,469)          --         --
    Amortization of goodwill and other intangibles             753        1,020      1,215
    Depreciation                                             6,228        9,774     16,066
    Equity in undistributed earnings of Bank                    --       (1,288)        --
  Change in assets and liabilities:
    Accounts receivable                                    (12,430)      13,907      8,625
    Inventories                                            (70,961)      34,550    (12,627)
    Income taxes refundable                                  1,491       (1,976)   (15,275)
    Deferred taxes                                          (1,224)      49,793      8,823
    Accounts payable and accrued expenses                   (5,662)     (26,533)   (18,859)
    Due to Pro-Fac                                           9,650      (16,405)    (1,144)
    Other assets and liabilities                             8,733        7,655     (3,725)
Net cash (used in)/provided by operating activities        (59,758)      71,853    (15,456)
Cash Flows From Investing Activities:
  Fixed asset write-up to appraised values                      --     (121,572)        --
  Goodwill and other intangible assets                          --      (70,657)        --
  Purchase of property, plant, and equipment                (5,689)      (9,433)   (13,503)
  Proceeds from disposals                                       --        1,322     42,097
  Investment in Bank                                            --      (21,619)        --
Net cash (used in)/provided by investing activities         (5,689)    (221,959)    28,594
Cash Flows From Financing Activities:
  Due to Pro-Fac                                            42,000      (42,000)     7,500
  Proceeds from issuance of short-term debt                 30,000       66,000     15,500
  Proceeds from issuance of long-term debt                  10,886      333,445      5,614
  Payments on short term debt                                   --      (30,000)        --
  Payments on long-term debt                                  (350)    (104,413)    (6,800)
  Payments on Pro-Fac capital leases                       (11,344)    (129,978)   (33,652)
  Stock activity relating to Predecessor's equity               52      (81,278)       167
  Capital contribution by Pro-Fac                               --      136,289         --
  Cash dividends paid                                       (1,390)          --     (4,147)
Net cash provided by/(used in) financing activities         69,854      148,065    (15,818)
Net change in cash                                           4,407       (2,041)    (2,680)
Cash at beginning of period                                  2,928        7,335      6,516
Cash at end of period                                     $  7,335    $   5,294   $  3,836

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -
    Interest (net of amount capitalized)                  $  6,967    $  12,365   $ 14,413
    Income taxes, net                                     $  2,135    $   5,689   $ 12,437

Supplemental Schedule of Non-Cash Investing and
  Financing Activities:
    Amounts included in goodwill and other intangible
      assets relating to deferred tax and other
        liability valuations in connection with
          the acquisition of the Company by Pro-Fac       $    --     $  45,141  $      --

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                         CURTICE-BURNS FOODS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. The accounting policies apply to both the Predecessor Entity and Successor Entity companies unless otherwise noted.

                                Fiscal Year

The financial statements of the Predecessor Entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor Entity include the period from November 3, 1994 through March 25, 1995, the fiscal quarter end (see NOTE 3). The fiscal year of the Successor Entity will correspond with that of its parent, Pro-Fac Cooperative, Inc. ("Pro-Fac"), and will end on June 24, 1995, the last Saturday in June.

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

                          Manufacturing Overhead

Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants, subsequent to the previous pack, are deferred and included in the accompanying balance sheet under the caption "Accrued/prepaid manufacturing expense."

       Property, Plant, and Equipment and Related Lease Arrangements

Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years.

Assets held for resale are separately classified on the balance sheet and represent fixed assets not currently used in, nor planned to be used in, the business operations of the Company.

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

                      Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over 35 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

Goodwill resulting from the purchase of the Company by Pro-Fac of approximately $94.8 million is being amortized on a straight-line basis over 35 years. See NOTE 3.

                      Earnings Per Share Data Omitted

Net income or earnings per share amounts are not presented, as subsequent to November 3, 1994, the Company is a wholly-owned subsidiary of Pro-Fac.

                        Environmental Expenditures

Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

        Accounting for the Impairment of Long-Lived Assets and for
                    Long-Lived Assets to be Disposed Of

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes current policies in effect, such as that pertaining to goodwill and intangibles (as stated previously in this NOTE 1), satisfy the requirements of SFAS No. 121, and no further action on the part of the Company will be required for compliance.

NOTE 2.  AGREEMENTS WITH PRO-FAC

On November 3, 1994, the Company was acquired by Pro-Fac. Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor Entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and the Company will continue the Marketing and Management arrangements of the Integrated Agreement as well as the sharing of income and losses. The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the nine months ended March 25, 1995 and March 26, 1994 include: commercial market value of crops delivered, $56.1 million and $58.4 million, respectively; interest income, $6.1 million and $12.0 million, respectively; and additional proceeds from profit sharing provisions, $7.3 million and $15.0 million, respectively. During fiscal 1993 a dispute arose between the Company and Pro-Fac regarding the sharing of certain losses incurred in the Company's restructuring program. As part of the merger, such dispute was resolved.

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

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting.
In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired.
The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.8 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $45.1 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements, a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with the Bank, which provided for a term loan, a term-loan facility, a seasonal-loan facility, and a letter-of-credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company.

Following, in capsule form, is the consolidated, unaudited results of operations of Curtice-Burns Foods for the nine months ended March 25, 1995 and March 26, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year. The column headed "As Reported" for March 25, 1995 is the total of Successor and Predecessor entities.

(In Millions)
                             Nine Months Ended
                                (Unaudited)

                            March 25, 1995             March 25, 1994
                        As Reported   Pro Forma    As Reported    Pro Forma
Net sales                 $573.2       $573.2        $642.8        $642.8
Income before taxes       $  7.7       $  5.5        $ 16.3        $  9.4
Net income                $  3.1       $  2.2        $  9.6        $  3.8

Included in the March 1995 net sales are $32.4 million relating to businesses sold or to be sold. The March 1994 net sales include $104.7 million such sales, resulting in comparable net sales for ongoing businesses of $540.8 million for the nine months ended March 1995 and $538.1 million for the nine months ended March 1994.

Included in the March 1995 income before taxes are losses of $1.2 million (after dividing with Pro-Fac), relating to restructuring costs including division disposals, operating losses for businesses sold or to be sold (offsetting a gain for an insurance claim); and the March 1994 income before taxes includes gains of $3.7 million (after dividing with Pro-Fac), relating to restructuring gain on division disposals (offsetting operating losses for businesses sold or to be sold) resulting in comparable income before taxes for ongoing businesses of $6.7 million for the nine months ended March 1995 and $5.7 million for the nine months ended March 1994 on a pro-forma basis.

NOTE 4.  DISPOSALS/POTENTIAL DISPOSAL

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

Meat Snacks. On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in fiscal 1993.

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

                            Potential Disposal

Nalley's Canada Ltd. On March 30, 1995, the Company announced the potential sale of Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within its Canadian division.

The sale agreements are being negotiated and are subject to Board approval. For the nine months ended March 25, 1995, net sales were $30.1 millon and operating income was breakeven. The net assets employed, which have not yet been classified as being held for resale, are $9.3 million as of March 25, 1995.

  Nalley's Canada Ltd. is Western Canada's largest snack food company and also competes in the salad dressing, canned meat, and pickle categories. The buyers intend to close the salad dressing plant but would continue to operate its snack food plant. The Company's Nalley's U.S. division would provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada through. If this sale is finalized, it would be in late June or early July 1995 with no significant gain or loss to the Company.

The business divestitures resulted in the following charges to earnings of the Predecessor Entity company in fiscal 1994 and fiscal 1995:

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

NOTE 5.  DEBT

                Historical Funding and Capital Expenditures

The operations of the Company historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank), and borrowings under the Company's seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and the Company had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994, and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the acquisition of the Company by Pro-Fac and replaced by the New Credit Agreement.

                           New Credit Agreement

The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with seasonal financing of up to $86.0 million and a $10.0 million letter-of-credit facility. The Acquisition Facility, the Seasonal Facility, and the Letter-of-Credit Facility are collectively referred to herein as the "Bank Facility."

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantor's obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

Interest. The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant U.S. Treasury Rate plus 3.00 percent. The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (x) the relevant London interbank offered rate plus 1.75 percent, (y) the relevant prime rate minus 0.25 percent, or (z) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted average rate of interest applicable to that portion of the Acquisition Facility is estimated to equal approximately 8.3 percent per annum for the period from November 3, 1994 through May 1, 1995.

Maturity. Borrowings of $80.0 million under the Term Loan portion of the Acquisition Facility are payable in 20 equal, semi-annual installments beginning in May 1995. These installments are equivalent to $8.0 million per year. Borrowings of up to an additional $120.0 million under the Term- Loan Facility portion of the Acquisition Facility are payable during the first five years of the facility in annual installments on September 1 of each year, in an amount equal to the "annual cash sweep" for the preceding fiscal year, as defined in the Acquisition Facility. The Company will be permitted to pay and reborrow funds under the Term-Loan Facility, subject to limitations on the amount reborrowed and the other terms of the Acquisition Facility. Beginning in the year 2000, the balance of the Term-Loan Facility will be payable in ten equal, semi-annual installments.

Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May, 1996; except that for 15 consecutive calendar days before the end of fiscal 1995, the borrowings under the Seasonal Facility must be zero. The Letter-of-Credit Facility provides for the issuance of letters of credit through October 1995.

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis: to achieve an adjusted cash-flow-coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and, at the end of each fiscal year thereafter, of at least 1.1 to 1.0; to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995); and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May 1995, 2.8 to 1.0 from June 30, 1995 through May 1996, and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac on a consolidated basis to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter, and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and the Company, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales, and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise. Management believes the Company is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                  The Senior Subordinated Notes ("Notes")

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior-subordinated basis, with each such guarantee subordinated to the Guarantors' respective guarantees of the obligations of the Company under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of
12.25 percent per annum and is payable semi-annually in arrears on February
1 and August 1, commencing on February 1, 1995, to holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year, comprised of 12 30-day months.

Each of the Pro-Fac and the Subsidiary Guarantors has unconditionally guaranteed the payment of Obligations of the Company under the Notes. Rights of holders, pursuant to such guarantees, are subordinate to the rights of the holders of the Senior Indebtedness of Pro-Fac and the Subsidiary Guarantors to payment in full in the same manner as the rights of holders of the Notes are subordinate to those of the holders of the Senior Indebtedness of the Company. Senior Indebtedness of the Company includes the short- and long-term debt due the Bank as well as approximately $1.7 million of supplemental executive retirement benefits.

Funds made available by the distribution of investment certificates to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

NOTE 6.  OTHER MATTERS

                               Contingencies

In conjunction with the sale of the National Oats division by the Company, Pro-Fac terminated the membership of the Harvest States Cooperative ("Harvest States") in Pro-Fac. Harvest States was the National Oats division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995. In April 1995, a settlement was reached with Harvest States resulting in no material cost to the Company.

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

                                Fire Claim

In July 1994, a plant operated by the Company's Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. During the first quarter of fiscal 1995, a $6.5 million gain (before dividing with Pro-Fac and before taxes) was recorded, representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed in this fire. It is expected the facility will be operational in the fourth quarter of fiscal 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor Entity") as well as the period subsequent to its acquisition, ("Successor Entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor Entity compared to that of the Successor Entity as well as the effect on the Successor Entity's operations for adjustments to depreciation, amortization, and interest expense.

The following tables illustrate the Company's results of operations by business for the three and nine months of fiscal 1994 compared to the three and nine months of fiscal 1995.

Net Sales

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit ("CMF")    77.8   43.1   79.5   42.0  253.8   44.3  259.7   40.4
Nalley's Fine Foods                43.3   24.0   40.8   21.5  131.5   22.9  124.7   19.4
Southern Frozen Foods              23.6   13.1   22.7   12.0   73.3   12.8   70.9   11.0
Snack Foods Group                  14.1    7.8   14.5    7.7   44.8    7.8   45.3    7.1
Brooks Foods                        9.3    5.2    9.3    4.9   26.0    4.5   26.6    4.1
Finger Lakes Packaging             11.2    6.2   10.8    5.7   36.5    6.4   35.5    5.5
Intercompany eliminations1         (7.9)  (4.4)  (6.9)  (3.7) (25.1)  (4.4) (24.6)  (3.8)
  Subtotal ongoing operations     171.4   95.0  170.7   90.1  540.8   94.3  538.1   83.7
Businesses sold and to be sold2     9.0    5.0   18.8    9.9   32.4    5.7  104.7   16.3
  Total                           180.4  100.0  189.5  100.0  573.2  100.0  642.8  100.0

1 Intercompany sales by Finger Lakes

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 - "Disposals/Potential
  Disposal."

Cost of Sales

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
CMF                                59.1   46.7   59.2   44.1  188.2   46.7  195.1   42.7
Nalley's Fine Foods                26.0   20.5   24.8   18.5   79.3   20.0   76.3   16.7
Southern Frozen Foods              18.4   14.5   17.6   13.1   57.1   14.2   55.6   12.2
Snack Foods Group                   9.2    7.3    9.5    7.1   28.8    7.2   28.9    6.3
Brooks Foods                        5.9    4.7    6.1    4.6   16.5    4.1   17.3    3.8
Finger Lakes Packaging             10.3    8.1    9.5    7.1   33.2    8.2   32.0    7.0
Intercompany eliminations and
  corporate overhead               (9.2)  (7.4)  (6.6)  (5.0) (25.4)  (6.6) (23.0)  (5.0)
    Subtotal ongoing operations   119.7   94.4  120.1   89.5  377.7   93.8  382.2   83.7
Businesses sold and to be sold1     7.1    5.6   14.1   10.5   25.1    6.2   74.4   16.3
    Total                         126.9  100.0  134.2  100.0  402.8  100.0  456.6  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Gross Profit

(Dollars in Millions)
                                     Three Months Ended          Nine Months Ended
                                    3/25/95      3/26/94       3/25/95       3/26/94
                                        % of          % of          % of          % of
                                   $    Total    $    Total    $    Total    $    Total
CMF                               18.7   34.9   20.3   36.7   65.6   38.5   64.6   34.7
Nalley's Fine Foods               17.3   32.3   16.0   28.9   52.2   30.6   48.4   26.0
Southern Frozen Foods              5.2    9.7    5.1    9.2   16.2    9.5   15.3    8.2
Snack Foods Group                  4.9    9.1    5.0    9.0   16.0    9.4   16.4    8.8
Brooks Foods                       3.4    6.3    3.2    5.8    9.5    5.6    9.3    5.0
Finger Lakes Packaging             0.9    1.7    1.3    2.4    3.3    1.9    3.5    1.9
Intercompany eliminations and
  corporate overhead               1.3    2.4   (0.3)  (0.5)   0.3    0.2   (1.6)  (0.9)
    Subtotal ongoing operations   51.7   96.4   50.6   91.5  163.1   95.7  155.9   83.7
Businesses sold and to be sold1    1.9    3.6    4.7    8.5    7.3    4.3   30.3   16.3
  Total                           53.6  100.0   55.3  100.0  170.4  100.0  186.2  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Operating Income Before Dividing with Pro-Fac1

(Dollars in Millions)
                                      Three Months Ended         Nine Months Ended
                                    3/25/95       3/26/94      3/25/95       3/26/94
                                         % of         % of          % of          % of
                                    $    Total   $    Total    $    Total    $    Total

CMF                                6.2    46.3   7.4   74.8   24.3   56.3   21.6   57.6
Nalley's Fine Foods                4.0    29.9   3.2   32.3   12.6   29.2   11.5   30.7
Southern Frozen Foods              1.5    11.2   2.7   27.3    7.0   16.2    7.4   19.7
Snack Foods Group                  0.3     2.2   0.2    2.0    2.2    5.1    2.2    5.9
Brooks Foods                       1.2     9.0   0.9    9.1    3.3    7.6    3.2    8.5
Finger Lakes Packaging             0.7     5.2   0.6    6.1    2.3    5.3    2.5    6.7
Intercompany eliminations and
  corporate overhead1             (0.3)   (2.3) (2.7) (27.4)  (8.1) (18.8) (10.1) (27.0)
Subtotal ongoing operations       13.6   101.5  12.3  124.2   43.6  100.9   38.3  102.1
Businesses sold and to be sold2   (0.2)   (1.5) (2.4) (24.2)  (0.4)  (0.9)  (0.8)  (2.1)
    Total                         13.4   100.0   9.9  100.0   43.2  100.0   37.5  100.0

1  Table excludes restructuring (loss)/gain from division disposals of fiscal 1995 and 1994, change-in-control expense, and an insurance gain on assets resulting from a fire claim recorded in the first nine months of fiscal 1995.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Depreciation and Amortization

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
CMF                                 2.9   43.9    2.6   45.6    7.8   42.9    8.3   44.9
Nalley's Fine Foods                 0.8   12.1    0.8   14.0    2.3   12.6    2.3   12.4
Southern Frozen Foods               0.7   10.6    0.6   10.5    1.9   10.4    1.7    9.2
Snack Foods Group                   0.6    9.1    0.6   10.5    1.6    8.8    1.6    8.7
Brooks Foods                        0.2    3.1    0.1    1.8    0.5    2.8    0.5    2.7
Finger Lakes Packaging              0.3    4.6    0.4    7.0    0.9    5.0    1.0    5.4
Corporate1                          0.9   13.6     --     --    2.2   12.0    0.2    1.0
    Subtotal ongoing operations     6.4   97.0    5.1   89.4   17.2   94.5   15.6   84.3
Businesses sold and to be sold2     0.2    3.0    0.6   10.6    1.0    5.5    2.9   15.7
    Total                           6.6  100.0    5.7  100.0   18.2  100.0   18.5  100.0

1  Includes adjustment for amortization of excess of purchase cost over net assets acquired.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Total Assets

(Dollars in Millions)
                                        3/25/95                  3/26/94
                                               % of                     % of
                                    $          Total          $         Total
CMF                               215.9         30.8        198.7        43.0
Nalley's Fine Foods                87.5         12.5         82.7        17.8
Southern Frozen Foods              62.5          8.9         45.9         9.9
Snack Foods Group                  23.4          3.3         23.0         5.0
Brooks Foods                       11.5          1.6         11.2         2.4
Finger Lakes Packaging             32.3          4.6         30.8         6.6
Corporate1                        256.1         36.6         48.4        10.3
  Subtotal ongoing operations     689.2         98.3        440.7        95.0
Businesses sold to be sold2        11.7          1.7         22.9         5.0
  Total                           700.9        100.0        463.6       100.0

1 Includes excess of purchase cost over net assets acquired. These amounts are allocable to division operations following further analysis which will be completed in the fourth quarter of fiscal 1995.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd. See NOTE 4 - "Disposals/Potential Disposal."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the three and nine months ended March 25, 1995 and March 26, 1994.

Consolidated Statement of Operations

(Dollars in Millions)
                                       Three Months Ended            Nine Months Ended
                                     3/25/95       3/26/94        3/25/95         3/26/94
                                          % of          % of            % of            % of
                                     $    Sales    $    Sales     $     Sales     $     Sales
Net sales                          180.4  100.0  189.5  100.0   573.2   100.0   642.8   100.0
Cost of sales                      126.8   70.3  134.2   70.8   402.8    70.3   456.6    71.0
Gross profit                        53.6   29.7   55.3   29.2   170.4    29.7   186.2    29.0
Restructuring expenses, including
  net (loss)/gain from division
    disposals                         --     --     --     --    (8.4)   (1.5)    8.1     1.2
Change-in-control expenses            --     --     --     --    (2.2)   (0.4)     --      --
Gain on assets resulting from
  fire claim                          --     --     --     --     6.5     1.2      --      --
Other selling, administrative
  and general expenses             (40.2) (22.3) (45.4) (24.0) (127.2)  (22.2) (148.7)  (23.1)
Operating income before dividing
  with Pro-Fac                      13.4    7.4    9.9    5.2    39.1     6.8    45.6     7.1
Interest expense                   (10.5)  (5.8)  (4.3)  (2.3)  (24.0)   (4.2)  (14.3)   (2.2)
Pretax earnings before dividing
  with Pro-Fac                       2.9    1.6    5.6    2.9    15.1     2.6    31.3     4.9
Pro-Fac share of earnings           (1.4)  (0.8)  (2.5)  (1.3)   (7.3)   (1.3)  (15.0)   (2.3)
Income before taxes                  1.5    0.8    3.1    1.6     7.8     1.3    16.3     2.6
Provision for taxes                 (1.0)  (0.5)  (1.4)  (0.7)   (4.7)   (0.8)   (6.7)   (1.1)
Net Income                           0.5    0.3    1.7    0.9     3.1     0.5     9.6     1.5

       THREE-MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

The Company's net sales in the third quarter of fiscal 1995 of $180.4 million decreased $9.1 million or 4.8 percent from $189.5 million in the third quarter of fiscal 1994. Net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 4 in the third quarter of fiscal 1995 were $9.0 million and $18.8 million in the third quarter of fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $540.8 million in the third quarter of fiscal 1995, an increase of $2.7 million or 0.5 percent from $538.1 million in the third quarter of fiscal 1994.

                               Cost of Sales

The Company's cost of sales in the third quarter of fiscal 1995 of $126.8 million decreased $7.4 million or 5.5 percent from $134.2 million in the third quarter of fiscal 1994. Of this decrease, $7.0 million was attributable to businesses sold or to be sold, and a $0.4 million reduction was attributable to the Company's ongoing operations. This decrease of $0.4 million was the result of variations in volume, selling prices, and product mix.

                               Gross Profit

Gross profit of $53.6 million in the third quarter of fiscal 1995 decreased $1.7 million or 3.1 percent from $55.3 million in the third quarter of fiscal 1994. Of this net decrease, a $2.8 million reduction was attributable to businesses sold or to be sold, and an increase of $1.1 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $1.1 million was the result of variations in volume, selling prices, costs, and product mix.

            Other Selling, Administrative, and General Expenses

Other selling, administrative, and general expenses in the third quarter of fiscal 1995 of $40.2 million decreased $5.2 million or 11.5 percent from $45.4 million in the third quarter of fiscal 1994. This decrease of $5.2 million includes primarily:

(In Millions)
                                                  Businesses
                                          Sold or to be Sold  Ongoing  Total
Change in trade promotions                      $(1.4)         $(1.2)  $(2.6)
Change in advertising and selling costs          (2.1)           1.6    (0.5)
All other                                        (0.6)          (1.5)   (2.1)
Change in selling, administrative
  and general expenses                          $(4.1)         $(1.1)  $(5.2)

The $1.5 million decrease in other administrative cost, attributable to the Company's ongoing operations, was primarily related to reduced spending at Corporate Headquarters, with minor variations throughout the division operations.

              Operating Income - Before Dividing With Pro-Fac

The Company's operating income (before dividing with Pro-Fac) for the third quarter of fiscal 1995 of $13.4 million increased $3.5 million or 35.3 percent from $9.9 million in the third quarter of fiscal 1994. Included in the fiscal 1995 operating income are operating losses of $0.2 million (attributable to businesses sold or to be sold); and the fiscal 1994 operating income includes operating losses of $2.4 million, attributable to businesses sold or to be sold. The Company's operating income from ongoing operations of $13.6 million in the third quarter of fiscal 1995 increased $1.3 million or 10.6 percent from $12.3 million in the third quarter of fiscal 1994.

                             Interest Expense

Interest expense in the third quarter of fiscal 1995 of $10.5 million increased $6.2 million or 144.2 percent from $4.3 million in the third quarter of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the third quarter of fiscal 1995 of $1.4 million decreased $1.1 million or 44.0 percent from $2.5 million in the third quarter of fiscal 1994. The Pro-Fac share of earnings in the third quarter of fiscal 1995 and fiscal 1994 was 50.0 percent and 44.6 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the third quarter of fiscal 1995 of $1.5 million decreased $1.6 million or 51.6 percent from $3.1 million in the third quarter of fiscal 1994.

                            Provision for Taxes

The provision for taxes in the third quarter of fiscal 1995 of $1.0 million decreased $0.4 million or 28.6 percent from $1.4 million in the third quarter of fiscal 1994. The effective tax rate for the quarter ended March 25, 1995 was 66.7 percent compared to 45.2 percent for the quarter ended March 26, 1994. The effective tax rate was negatively affected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.

                                Net Income

The Company's net income for the third quarter of fiscal 1995 of $0.5 million decreased $1.2 million or 70.6 percent from $1.7 million in the third quarter of fiscal 1994.

        NINE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

The Company's net sales in the first nine months of fiscal 1995 of $573.2 million decreased $69.6 million or 10.8 percent from $642.8 million in the first nine months of fiscal 1994. The net sales, attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in
NOTE 4, were $32.4 million in the first nine months of fiscal 1995 and $104.7 million in the first nine months of fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $540.8 million in the first nine months of fiscal 1995, an increase of $2.7 million or 0.5 percent from $538.1 million in the first nine months of fiscal 1994. This net sales variance of $2.7 million for ongoing operations is comprised of increases and decreases as follows:

                                               Net Sales
                                               Variance
                  CMF                           $(5.9)
                  Nalley's Fine Foods             6.8
                  Southern Frozen Foods           2.4
                  All Other                      (0.6)
                                                $ 2.7

The decreased sales at the CMF division were primarily the result of decreased sales of popcorn ($3.4 million) and fruit fillings and toppings ($2.6 million). The increased sales at the Nalley's Fine Foods division were primarily the result of increased sales of pickles and relishes ($2.2 million), salad dressings ($1.3 million), and canned entrees and soups ($1.6 million). Southern Frozen Foods' increased sales were primarily the result of a $3.0 million increase in frozen vegetables, partially offset by a decrease in frozen fruit sales.

                               Cost of Sales

The Company's cost of sales in the first nine months of fiscal 1995 of $402.8 million decreased $53.8 million or 11.8 percent from $456.6 million in the first nine months of fiscal 1994. Of this decrease, $49.3 million was attributable to businesses sold or to be sold, and a $4.5 million reduction was attributable to the Company's ongoing operations. This decrease of $4.5 million was the result of variations in volume, selling prices, and product mix.

                               Gross Profit

Gross profit of $170.4 million in the first nine months of fiscal 1995 decreased $15.8 million or 8.5 percent from $186.2 million in the first nine months of fiscal 1994. Of this net decrease, a $23.0 million reduction was attributable to businesses sold or to be sold, and an increase of $7.2 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $7.2 million was the result of variations in volume, selling prices, costs, and product mix. The $7.2 million increase in gross profit for ongoing operations is comprised of increases as follows:

                                                    Gross
                                                    Profit
                                                   Variance
              CMF                                   $ 1.0
              Nalley's Fine Foods                     3.8
              Southern Frozen Foods                   0.9
              Snack Foods Group                      (0.4)
              Intercompany profit elimination         1.5
              All Other                               0.4
                                                    $ 7.2

The increased gross profit at CMF is primarily comprised of a gross profit increase in the canned and frozen vegetable category ($3.9 million), partially offset by decreased gross profit on the fruit filling and topping category ($1.9 million, and the popcorn category ($1.1 million). Nalley's Fine Foods increased gross profit primarily relates to improved margins on canned entrees and soups ($4.0 million) and improved margins on peanut butter ($0.3 million), partially offset by reduced margins on pickles and relishes ($0.7 million). Southern Frozen Foods' increased gross profit primarily relates to improved margins on its increased sales of frozen vegetables.

             Restructuring Expenses Including Net (Loss)/Gain
                          From Division Disposals

Restructuring expenses, including net (loss)/gain from division disposals, resulted in a charge in the first nine months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. Included in the first nine months of fiscal 1994 was an $8.1 million net gain from restructuring, including division disposals, for a net increase in this expense from year to year of $16.5 million, all of which was incurred by the Predecessor Entity. See NOTE 4 - "Disposals/Potential Disposal."

                        Change-in-Control Expenses

Change-in-control expenses recorded in the first nine months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change-in-control issue. All of these expenses were incurred by the Predecessor Entity. In recognizing this expense, the Company allocated one-half of this amount to Pro-Fac as a deduction to the profit split. See NOTE 3 -"Change in Control of the Company."

                 Gain on Assets Resulting From Fire Claim

The gain on assets resulting from the fire claim recorded in the first nine months of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division. This gain was recorded by the Predecessor Entity.

            Other Selling, Administrative, and General Expenses

Other selling, administrative, and general expenses in the first nine months of fiscal 1995 of $127.2 million decreased $21.5 million or 14.5 percent from $148.7 million in the first nine months of fiscal 1994. This net decrease of $21.5 million includes primarily:

(In Millions)
                                                  Businesses
                                          Sold or to be Sold  Ongoing  Total
Change in trade promotions                     $ (6.6)         $(1.2)  $ (7.8)
Change in advertising and selling costs         (11.7)           3.8     (7.9)
All other                                        (2.3)          (3.5)    (5.8)
Change in selling, administrative,
  and general expenses                         $(20.6)         $ 0.9   $(21.5)

The $1.2 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $2.5 million (which primarily relates to reduced spending on the fruit filling and topping category of $3.6 million, with minor increases in other categories) and increased trade promotions at Nalley's Fine Foods of $0.9 million (primarily related to increased spending on canned entrees and soups of $0.7 million and salad dressings of $0.6 million, offsetting decreased spending of $0.4 million on other product lines).

The $3.8 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($2.0 million) and Nalley's Fine Foods ($1.9 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings ($2.2 million), with minor variations in other product lines. The increase at Nalley's Fine Foods primarily relates to costs associated with canned entrees and soups ($0.8 million) and salad dressings ($0.7 million), with minor variations in other product lines.

The $3.5 million decrease in other administrative costs, attributable to the Company's ongoing operations, primarily relates to CMF and Corporate Headquarters, with minor variations at other operations. The improved costs at CMF amount to $0.3 million. Administrative expense reductions at Corporate Headquarters amount to $1.0 million. There is a $0.3 million reduction in the Company's management bonus accrual and a $0.4 million reduction in the currency exchange loss. In addition, dividend income relating to the Company's investment in the Bank amounted to $0.6 million.

                             Operating Income
                       Before Dividing with Pro-Fac

The Company's operating income (before dividing with Pro-Fac) for the nine months ended March 25, 1995 of $39.1 million decreased $6.5 million or 14.3 percent from $45.6 million in the nine months ended March 26, 1994. Included in the March 1995 operating income: the restructuring charges, including a loss from division disposals of $8.4 million; change-in-control expense of $2.2 million; gain on assets resulting from fire claim of $6.5 million; and operating losses attributable to businesses sold or to be sold of $0.2 million. Included in the March 1994 operating income: the restructuring gain from division disposals of $8.1 million and operating losses attributable to businesses sold or to be sold of $2.4 million. Excluding the restructuring loss/gain from division disposals, change-in-control expense, and gain on assets resulting from fire claim, and operating losses attributable to businesses sold or to be sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for the nine months ended March 25, 1995 of $43.6 million increased $5.3 million or 13.8 percent from $38.3 million in the nine months ended March 26, 1994.

                             Interest Expense

Interest expense in the first nine months of fiscal 1995 of $24.0 million increased $9.7 million or 67.8 percent from $14.3 million in the first nine months of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the first nine months of fiscal 1995 of $7.3 million decreased $7.7 million or 51.3 percent from $15.0 million in the first nine months of fiscal 1994. The restructuring expenses, change-in-control expense, and fire claim discussed above accounted for $6.1 million of this decrease. The Pro-Fac share of earnings in the first nine months of fiscal 1995 and fiscal 1994 was 48.3 percent and 47.9 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the first nine months of fiscal 1995 of $7.8 million decreased $8.5 million or 52.1 percent from $16.3 million in the first nine months of fiscal 1994. The restructuring expenses, change-in-control expense, and fire claim discussed above accounted for $6.1 million or
71.8 percent of the decrease.

                            Provision for Taxes

The provision for taxes in the first nine months of fiscal 1995 of $4.7 million decreased $2.0 million or 29.9 percent from $6.7 million in the first nine months of fiscal 1994. The effective tax rate in the nine months ended March 25, 1995 was 60.3 percent compared to 41.1 percent in the nine months ended March 26, 1994. The non-deductibility of the amortization of excess purchase cost over net assets acquired was primarily responsible for the significantly increased rate.

                                Net Income

The Company's net income for the first nine months of fiscal 1995 of $3.1 million decreased $6.5 million or 67.7 percent from $9.6 million in the first nine months of fiscal 1994.

The primary reasons for the Company's $6.5 million decrease in net income are the after-tax effect of the increased expenses relating to restructuring, change in control, and interest, partially offset by the gains resulting from the Southern Frozen Foods' fire claim and improvements in divisions' operating results as well as the change in the Company's effective tax rate -- all discussed above.

                      LIQUIDITY AND CAPITAL RESOURCES

                Historical Funding and Capital Expenditures

The operations of Curtice-Burns historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank), and borrowings under Curtice-Burns' Seasonal Facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and Curtice-Burns had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994, and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the acquisition.

In addition to borrowings by Pro-Fac, which had been loaned to Curtice-Burns, substantially all cash not distributed by Pro-Fac to its members or security holders had either been invested in assets leased to Curtice-Burns or loaned to Curtice-Burns to finance its operations.

In the first nine months of fiscal 1995, the net cash provided by operating activities of Curtice-Burns of $12.1 million reflects net income of $3.1 million ($1.7 million as Predecessor Entity and $1.4 million as Successor Entity). Amortization of assets amounted to $18.2 million ($7.5 million before the acquisition and $10.7 million after the acquisition). Inventories increased $36.4 million (an increase of $71.0 million before the acquisition and a decrease of $34.6 million after the acquisition), accounts receivable decreased $1.5 million (an increase of $12.4 million before the acquisition and a decrease of $13.9 million after the acquisition), and the deferred taxes increased $48.6 million (a decrease of $1.2 million before the acquisition and an increase of $49.8 million after the acquisition). The increase in the deferred taxes was primarily related to the excess of cost over net assets acquired in the acquisition of Curtice-Burns by Pro-Fac. Changes in other assets and liabilities amounted to $22.3 million ($16.2 million cash provided before the acquisition and $38.5 million use of cash after the acquisition).

Cash flows used in investing activities generally include the acquisition and disposition of assets held for or used in the production of goods, but due to the acquisition of Curtice-Burns by Pro-Fac, also include the fixed asset write-up to appraised values of $121.6 million, the excess cost over the net book value of assets acquired of $70.7 million, and the investment in the Bank as required in the borrowing arrangements of $21.6 million. Net cash used in investing activities in the first nine months of fiscal 1995 amounted to $227.7 million, $213.9 million of which relates to the acquisition items discussed above. Of the remaining $13.8 million cash used in investing activities, $15.1 million was spent on capital expenditures ($5.7 million before the acquisition and $9.3 million after the acquisition). Also in the nine-month period, $1.3 million was provided by the disposition of fixed assets.

Net cash provided by financing activities in the first nine months of fiscal 1995 amounted to $217.9 million ($69.9 million before the acquisition and $148.0 million after the acquisition). The net borrowings of short- and long-term debt by the Successor Entity include the liquidation of existing debt at acquisition of $30.0 million for short-term debt and $104.4 million for long-term debt and new debt of $66.0 million and $333.4 million of short- and long-term debt, respectively. Net cash provided by financing activities also include the capital contribution by Pro-Fac of $136.3 million and the liquidation of the Predecessor Entity's equity of $81.3 million as well as the termination of the obligation on the Pro-Fac capital leases.

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance for the next five years for the purpose of reducing this debt.

        New Borrowings; Additional Capital Contribution by Pro-Fac

Under the New Credit Agreement, the Company is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $11.0 million in aggregate face amount of letters of credit pursuant to a Letter-of-Credit Facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory ($96.4 million at March 25, 1995).

As of March 25, 1995, (i) cash borrowings outstanding under the Seasonal Facility were $66.0 million, and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $20.0 million. In addition to its seasonal financing, as of March 25, 1995, the Company had $23.8 million available for long-term borrowings under the Term-Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures, and service its debt for the foreseeable future.

Pro-Fac intends to make additional equity contributions to the Company. Specifically, Pro-Fac has undertaken to contribute not less than $10.0 million in equity to the Company. Pro-Fac is making progress on this undertaking as: federal tax refunds for the years 1986 through 1990 are presently being processed following earlier approval by the U.S. Internal Revenue Service; management is designing a Preferred Stock Purchase Plan for employees, and is working to improve the liquidity of the current Pro-Fac preferred stock.

As a result of the acquisition of the Company by Pro-Fac, the Company's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement will require that both Pro-Fac and the Company meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 25, 1995, the Company and Pro-Fac are in compliance with all such restrictions and limitations.

                   Supplemental Information on Inflation

During the last three fiscal years, the changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing, and inventory investment were not materially affected by the moderate inflation.

                        Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. Indications for the 1994 crop year are that national supplies increased over the prior year due to the intentional increase in planned production by vegetable processors and increased crop yields thereby returning the current national supplies to ample levels. Yields in Curtice-Burns' growing areas increased as well. As of March 25, 1995, the Company's total inventories were $191.7 million, an increase of $23.5 million or 14.0 percent from $168.1 million in the prior year. This excess has affected seasonal-loan balances and will be gradually reduced by the end of the 1996 fiscal year. There are variations among the specific commodities and the effect on pricing and profitability in fiscal 1995 has depended upon individual company pricing practices and the effect of recent industry plant closings and production realignments.

In addition to the excess inventory discussed above, another element impeding the reduction of short-term debt in fiscal 1995 is the timing of reimbursement for cash expenditures relative to the facility repairs of the Company's Montezuma, Georgia plant with was destroyed by fire in July 1994. See NOTE
6 - "Other Matters - Fire Claim." While all material costs associated with the fire are anticipated to be covered under the Company's insurance policies, as of March 25, 1995, approximately $13.0 million of such expenditures were receivable from insurance companies.

Capital expenditures are expected to approximate $21.0 million in fiscal 1995. The largest, single capital project in process is renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8.0 million in the current calendar year. Management expects that cash provided from operations will be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

               Exhibit No.       Description

               Exhibit 27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal period to which this report relates.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CURTICE-BURNS FOODS, INC.



Date:         5/8/95                  BY:       /s/William D. Rice
                                                   WILLIAM D. RICE
                                           CHIEF FINANCIAL OFFICER, SENIOR
                                            VICE PRESIDENT AND TREASURER
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)