Form 10-Q/A
period 1995-03-25
CURTICE BURNS FOODS INC
filed 1995-05-08
CIK 26285

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

Operating Income Before Dividing with Pro-Fac1

(Dollars in Millions)
                                      Three Months Ended         Nine Months Ended
                                    3/25/95       3/26/94      3/25/95       3/26/94
                                         % of         % of          % of          % of
                                    $    Total   $    Total    $    Total    $    Total

CMF                                6.2    46.3   7.4   74.8   24.3   56.3   21.6   57.6
Nalley's Fine Foods                4.0    29.9   3.2   32.3   12.6   29.2   11.5   30.7
Southern Frozen Foods              2.3    11.2   2.7   27.3    7.8   16.2    7.4   19.7
Snack Foods Group                  0.3     2.2   0.2    2.0    2.2    5.1    2.2    5.9
Brooks Foods                       1.2     9.0   0.9    9.1    3.3    7.6    3.2    8.5
Finger Lakes Packaging             0.7     5.2   0.6    6.1    2.3    5.3    2.5    6.7
Intercompany eliminations and
  corporate overhead1             (1.1)   (2.3) (2.7) (27.4)  (8.9) (18.8) (10.1) (27.0)
Subtotal ongoing operations       13.6   101.5  12.3  124.2   43.6  100.9   38.3  102.1
Businesses sold and to be sold2   (0.2)   (1.5) (2.4) (24.2)  (0.4)  (0.9)  (0.8)  (2.1)
    Total                         13.4   100.0   9.9  100.0   43.2  100.0   37.5  100.0

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