Form 10-K405
period 1995-06-24
CURTICE BURNS FOODS INC
filed 1995-09-21
CIK 26285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

         (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                    For the Fiscal Year Ended June 24, 1995
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the Transition Period from _________ to _________

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

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X     NO
                                       ------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:

                                      NONE

Number of common shares outstanding at September 22, 1995:

                              Common Stock: 10,000





                       The exhibit page begins on page 67
                               Page 1 of 70 pages

                         FORM 10-K ANNUAL REPORT - 1995
                           CURTICE-BURNS FOODS, INC.
                               TABLE OF CONTENTS

                                     PART I

                                                                                                        PAGE
ITEM  1.
                 Description of Business
                 General Development of Business......................................................    3
                 Relationship with Pro-Fac............................................................    3
                 Narrative Description of Business ...................................................    5
                 Financial Information About Industry Segments........................................    9
                 Packaging and Distribution...........................................................   10
                 Trademarks...........................................................................   10
                 Raw Material Sources.................................................................   11
                 Environmental Matters................................................................   12
                 Seasonality of Business..............................................................   13
                 Practices Concerning Working Capital.................................................   13
                 Significant Customers................................................................   13
                 Backlog of Orders....................................................................   14
                 Business Subject to Government Contracts.............................................   14
                 Competitive Conditions...............................................................   14
                 New Products and Research and Development............................................   15
                 Employees............................................................................   15
ITEM  2.         Description of Properties............................................................   15
ITEM  3.         Legal Proceedings....................................................................   18
ITEM  4.         Submission of Matters to a Vote of Security Holders..................................   18

                                                      PART II

ITEM  5.         Market for Registrant's Common Stock and
                    Related Stockholder Matters.......................................................   18
ITEM  6.         Selected Financial Data..............................................................   19
ITEM  7.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.....................................   19
ITEM  8.         Financial Statements and Supplementary Data..........................................   30
ITEM  9.         Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure............................................   52

                                                     PART III

ITEM 10.         Directors and Executive Officers of the
                    Registrant........................................................................   52
ITEM 11.         Executive Compensation...............................................................   56
ITEM 12.         Security Ownership of Certain Beneficial Owners
                    and Management....................................................................   61
ITEM 13.         Certain Relationships and Related Transactions.......................................   61

                                                      PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...............................................................   65

                 Signatures...........................................................................   69

ITEM 1.  DESCRIPTION OF BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

Curtice-Burns is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, CurticeBurns manufactures cans, which are both utilized by the Company and sold to third parties. Pro-Fac Cooperative, Inc. ('Pro-Fac') and Curtice-Burns were established together in the early 1960s and have had a long-standing contractual relationship under an Integrated Agreement pursuant to which Pro-Fac provided crops and financing to Curtice-Burns, Curtice-Burns provided a market and management to Pro-Fac, and Pro-Fac shared in the profits of Curtice-Burns. Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac.

On November 3, 1994, Pro-Fac acquired Curtice-Burns (the 'Acquisition'), and Curtice-Burns became a wholly-owned subsidiary of Pro-Fac. In connection with the Acquisition, Agway Inc. and the other shareholders of Curtice-Burns received $19.00 per share in cash for their shares of common stock of Curtice-Burns. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the 'New Credit Agreement') with Springfield Bank for Cooperatives, predecessor to CoBank ACB (the 'Bank'), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the 'Notes'). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes.

As a result of the indebtedness incurred in connection with the Acquisition, Curtice-Burns is a much more highly leveraged company, with higher interest expenses, than prior to the Acquisition. The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

                           RELATIONSHIP WITH PRO-FAC

Upon consummation of the Acquisition, certain disputed matters which were the subject of pending arbitration were resolved. The Integrated Agreement was terminated, and Pro-Fac and Curtice-Burns entered into the Pro-Fac Marketing and Facilitation Agreement as of November 3, 1994 (the 'Pro-Fac Marketing Agreement'). The Pro-Fac Marketing Agreement reflects that much of the financing previously provided by Pro-Fac to Curtice-Burns has been restructured. Financing previously provided by the Bank to Pro-Fac, then re-lent by Pro-Fac to Curtice-Burns, is now provided directly by the Bank to Curtice-Burns under the New Credit Agreement. Pro-Fac's interest in the facilities and equipment of Curtice-Burns and Pro-Fac's investment in the Bank were transferred to Curtice-Burns at the time of the Acquisition. The Pro-Fac equity that was previously lent to Curtice-Burns was also transferred to Curtice-Burns.

The Pro-Fac Marketing Agreement resembles the Integrated Agreement in that it continues to provide for Pro-Fac to supply crops and additional financing to Curtice-Burns, for Curtice-Burns to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits of CurticeBurns. To preserve the independence of Curtice-Burns, the Pro-Fac Marketing Agreement also requires that certain of the directors of Curtice-Burns be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ('Disinterested Directors') and requires that certain decisions be approved by the Disinterested Directors.

Purchase of Crops From Pro-Fac: Under the Pro-Fac Marketing Agreement, Curtice-Burns purchases crops from Pro-Fac at the commercial market value
('CMV') of those crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under both the Pro-Fac Marketing Agreement and the predecessor agreement to the Pro-Fac Marketing
Agreement, Curtice-Burns paid Pro-Fac $55.9 million, $59.2 million, and $59.8 million as CMV for crops purchased from Pro-Fac in fiscal years 1995, 1994, and 1993, respectively. The crops purchased by Curtice-Burns from Pro-Fac represented approximately 73 percent, 65 percent and 60 percent of all raw agricultural crops purchased by Curtice-Burns in fiscal 1995, 1994, and 1993, respectively.

CMV will be determined, similar to the process that existed prior to the Acquisition, by a joint committee of the Boards of Directors of Pro-Fac and Curtice-Burns, which is currently comprised of the Chief Executive Officer of Curtice-Burns and an equal number of Pro-Fac directors and Disinterested Directors. The Pro-Fac Marketing Agreement requires a majority of the Disinterested Directors to approve the recommendation of the joint committee. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice-Burns, it may be more or less than the price Curtice-Burns would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Curtice-Burns under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors.

Patronage Income of Pro-Fac: In addition to CMV, under the Pro-Fac Marketing Agreement, Curtice-Burns will pay to Pro-Fac as additional patronage income up to 90 percent of Curtice-Burns' pretax income on Pro-Fac related products (the 'Pro-Fac Products'), or reduce CMV by up to 90 percent of Curtice-Burns' losses on Pro-Fac Products. The Pro-Fac Marketing Agreement provides that additional patronage income may not exceed 50 percent of Curtice-Burns' entire pretax income and that no more than 50 percent of Curtice-Burns' entire pretax loss will be charged to Pro-Fac, through a reduction of CMV, during the term of the Notes. Additional patronage income is paid to Pro-Fac for services provided to Curtice-Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of operations of the business.

Curtice-Burns has historically paid Pro-Fac additional patronage income based on a portion of Curtice-Burns' pretax income. Under the predecessor agreements to the Pro-Fac Marketing Agreement, additional patronage income has generally been equal to 50 percent of the pretax income of CurticeBurns, or in loss years amounts due to Pro-Fac for interest on its loans to Curtice-Burns have been reduced by 50 percent of Curtice-Burns' pretax losses. Curtice-Burns paid additional patronage income to Pro-Fac of $9.6 million and $16.9 million in fiscal 1995 and 1994 on account of CurticeBurns' earnings for those years. In fiscal 1993, Curtice-Burns reduced the amount of interest due to Pro-Fac by $21.8 million based on a 50 percent allocation of a loss at Curtice-Burns.

Historically, Curtice-Burns has deducted additional patronage income for income tax purposes as an ordinary and necessary business expense for accommodations provided to Curtice-Burns by Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac will continue to provide many of the same services as it has in the past. Although Curtice-Burns is a wholly-owned subsidiary of Pro-Fac, the payment of additional patronage income will be subject to a similar methodology to that established at arm's length in the past and will be approved by a majority of the Disinterested Directors.

In January of 1995, the Boards of Directors of Curtice-Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice-Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change is June 25, 1995. As a cooperative, patronage income will be deductible to the extent distributed to its members. Accordingly, taxation on patronage income is only imposed at the patron level.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Curtice-Burns. Pro-Fac will be required to reinvest at least 70 percent of the additional patronage income in Curtice-Burns.

Under the Pro-Fac Marketing Agreement, Curtice-Burns will continue to manage the business and affairs of Pro-Fac and provide all personnel and systems required for its management, and Pro-Fac will pay Curtice-Burns a quarterly fee of $25,000 for these services. See 'Certain Transactions.'

                       NARRATIVE DESCRIPTION OF BUSINESS

General: The Company is a producer and marketer of processed food products including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, the Company manufactures cans which are both utilized by the Company and sold to third parties.

The Company sells products in three principal categories: (i) 'branded' products, which are sold under the Company's trademarks, (ii) 'private label' products, which are sold to grocers that in turn use their own brand names on the products and (iii) 'food service' products, which are sold to food service institutions such as restaurants, caterers and bakeries and to schools. In fiscal 1995, approximately one-half of the Company's net sales were branded and the remainder were split between private label and food service. The Company's branded products include 'Comstock,' 'Thank You' and 'Wilderness' fruit fillings and toppings, 'Nalley' chilies and stews, 'Bernstein's' salad dressings and 'Adams' peanut butter. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings and canned and frozen vegetables, which are sold to customers such as A&P, Kroger, Safeway, Topco, Wegman's and Winn-Dixie. The Company's food service products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Carvel, Disney, Foodservice of America, KFC, McDonald's and Sysco.


Comstock Michigan Fruit: CMF, the Company's largest division, headquartered in Rochester, New York, produces products in three principal categories: (i) fruit fillings and toppings, (ii) aseptically produced products and (iii) canned and frozen fruits and vegetables. In fiscal 1995, approximately one-third of CMF's net sales represented branded products, approximately one-third represented private label products and approximately one-third represented food service products. CMF markets its branded products under the 'Thank You,' 'Comstock,' 'Wilderness,' 'Greenwood,' 'Silver Floss,' 'Blue Boy,' 'Super Pop,' 'Pop-Eye,' and 'Pops-Rite' labels. The following table sets forth the net sales and division operating income for CMF for the periods shown:

(Dollars in Millions)

                                                       Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $332.1          $333.4          $317.8
               Operating income                 31.9            29.6            23.0

CMF estimates the national fruit fillings and toppings market to be approximately $225.0 million. CMF's fruit fillings and toppings are marketed under the 'Comstock', 'Thank You' and 'Wilderness' brands, which held a national market share of approximately 52 percent in the fruit filling segment in fiscal 1995. CMF's fruit fillings and toppings are sold both through grocers to the public and to food service institutions such as restaurants, caterers and bakeries and to schools. In fiscal 1994, the Company introduced the 'More Fruit/More Flavor' program at CMF, which involved the production of fruit fillings and toppings with more fruit content, which CMF sells at a premium price. The Company believes this program has increased CMF's market share in the fruit fillings and toppings category.

CMF's aseptic operations produce puddings, cheese sauces and dips for sale by CMF and diet drinks for sale by a third party under a co-packing arrangement. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. The Company believes its aseptic production facility is state-of-the-art. In 1994, CMF's aseptically processed puddings accounted for approximately 66 percent of the national food service market and aseptically processed cheese sauces accounted for approximately one-quarter of the national food service market.

CMF's fruit and vegetable processing business includes both branded and private label production. It also includes value added products such as canned specialty fruits and frozen vegetable mixes. Success in the fruit and vegetable processing business is driven by, among other things, an ability to control costs. The Company has aggressively sought to reduce costs in the fruit and vegetable processing business by closing plants, making capital investments in the modernization of processing equipment, changing its product mix and refining advertising strategies. For example, in fiscal 1993, the Company initiated production consolidation efforts involving the closing of CMF plants located in Michigan and New York. Programs aimed at further reducing costs include continued capital investment in cost savings projects and further vegetable plant production efficiencies. Subsequent to the end of fiscal 1995, on July 21, 1995, the Company acquired Packer Foods, Inc. (see further discussion in Note 9 of the financial statements). Packer's operation is in the process of being merged into the CMF operations.

Nalley's Fine Foods: Nalley's is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter and syrup, which are sold throughout the Northwest and Western United States under the 'Nalley' brand and other premium brand names, such as 'Bernstein's' salad dressing and 'Adams' natural peanut butter. Approximately three-quarters of Nalley's products are branded;

however, private label accounts for a growing percentage of Nalley's business. The following table sets forth the net sales and division operating income for Nalley's for the periods shown:

(Dollars in Millions)
                                                       Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $181.2          $171.8          $164.5
               Operating income                 18.7            16.5            19.1

The Nalley's products have been a vehicle for growth through both geographic expansion and line extension. Several of Nalley's products have leading market shares in the Pacific Northwest, such as Nalley's chili, which had a market share of approximately 55 percent, and 'Nalley' and 'Farman's' pickles, which together had a market share of approximately 48 percent, for the 52-week period ended June 1995. In the Pacific Northwest, the Company's 'Nalley' and 'Bernstein's' brands of salad dressings had a combined market share of approximately 18 percent for the same period. Nalley's has taken an aggressive position in growing its market share in the salad dressing category. It is believed by management that over the last three years, Nalley's has been the only major salad dressing company on the West Coast to grow its share consistently. It has done this by pursuing unique line extensions (e.g., Bernstein's 'Wine Country Italian'), entering fast-growing market segments with superior-quality products (e.g., Bernstein's fat-free dressings), and by entering new markets, such as refrigerated dressings (e.g., Bernstein's refrigerated dressings).

In line with the growing trend toward private label, Nalley's has been aggressively pursuing this profitable business segment. Specifically, Nalley's has been executing its three-tiered store label strategy on specialty Mexican products, such as chili and salsa, salad dressings and canned soups. The three-tiered strategy allows the Company to offer to its private label customers products in a 'good,' 'better,' 'best' format. For example, if the grocer seeks a premium salsa brand, Nalley's can offer its top-tier brand of salsa. By using the three-tiered approach, the Company has successfully extended the reach of its available products. The private label customer base continues to expand on a national basis and includes Winn-Dixie in the Southeast, Wegman's in Upstate New York, Topco in the Midwest, and Ralph's and Western Family on the West Coast.

Southern Frozen Foods: Southern Frozen Foods, headquartered in Montezuma, Georgia, freezes and sells a full line of southern vegetables such as black-eyed peas, okra and leafy greens as well as a line of traditional vegetables such as corn, peas, squash and green beans. Southern also produces specialty side dishes, breaded vegetables and onion rings, and a small amount of frozen fruit. The following table sets forth the net sales and division operating income for Southern for the periods shown:

(Dollars in Millions)

                                                       Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $96.6           $94.3           $93.4
               Operating income                 9.2            10.2             7.6

Southern's products are marketed under the following brand names: 'McKenzie's', 'Southern Farms', 'Gold King', 'Chill-Ripe' and 'Tropic Isle.' Approximately one-half of Southern's products are sold under brand labels, with 'McKenzie's' and 'Southern Farms' accounting for approximately 27 percent of the southern vegetable market in the Southeastern United States for the 52-week period ended February 5, 1995. Approximately 15 percent of Southern's products are sold to private label customers with major accounts including Winn-Dixie, Federated Foods, SuperValu and Marketing Management. Distribution is primarily in the Southeast and South Central portions of the United States.

On July 7, 1994, a fire destroyed Southern's breading and packaging operations. In the interim the Division outsourced these functions. On July 7, 1995, the new plant and all production lines were back in operation. The new facility is 35 percent larger and houses state of the art packaging, breading and fryer equipment.

Snack Foods Group: The Snack Foods Group consists of three separate divisions: (i) Snyder, (ii) Tim's and (iii) Husman. The following table sets forth the net sales and division operating income for the Snack Foods Group for the periods shown:

(Dollars in Millions)

                                                      Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $60.5           $61.2           $65.4
               Operating income                 3.6             2.7             4.1

      Snyder of Berlin: Snyder of Berlin headquartered in Berlin, Pennsylvania, produces and markets several varieties of potato chips in distinctive silver-colored bags, as well as several varieties of cornbased snack products in conventional packaging, primarily under the 'Snyder of Berlin' brand. Snyder products are recognized for their unique taste and freshness among users in Western Pennsylvania, Ohio and West Virginia, some of the country's highest per capita snack consumption markets.

      Tim's Cascade Chips: Tim's Cascade Chips located in Auburn, Washington, produces kettle-fried potato chips for distribution in the Washington, Northern Idaho, and Western Oregon area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

      Husman's Snack Foods: Husman's Snack Foods located in Cincinnati, Ohio, manufactures and markets potato chips, popcorn, and cheese curls and distributes other snack items in Cincinnati and Dayton, Ohio and areas of northern Kentucky. Husman's targets unique products and packaging to maintain a strong potato chip market share. Multi-packs and licensing agreements with local restaurants are two ways Husman's creates their value added proposition.

Brooks Foods: Brooks Foods located in Mt. Summit, Indiana markets canned beans and tomato products under their 'Brooks' brand and private label or store brands. The majority of sales, over 75 percent, are sold under the Brooks brand and consist of value added items such as Chili Hot Beans and stewed tomatoes. The following table sets forth the net sales and division operating income for Brooks for the periods shown:

(Dollars in Millions)

                                                      Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $30.2           $30.0           $30.7
               Operating income                 2.8             3.1             2.7

Brooks chili beans are the dominant leader with an average category share of more than 65 percent. Brooks value-added canned tomatoes with chili seasonings continue to grow share under the 'Just for Chili' brand name after only a few short years from introduction. Brooks brand 'Rich & Tangy Ketchup' continues to hold a very visible position in all stores in Brooks markets; in fact, has been experiencing some unit growth in recent months.

Brooks growth in store-brand canned bean sales has continued, attributable in large part to efficiency improvements and cost controls. Brooks has made great strides in becoming a low-cost producer for these items and should see further strides in this direction over the next two years. In the large-volume category, opportunity continues to further decrease costs.

Brooks also co-packs for other companies and further opportunities are being explored in this area.

Finger Lakes Packaging Company: Finger Lakes, headquartered in Lyons, New York, manufactures various sizes of three-piece sanitary food cans for sale to the Company and third parties. In fiscal 1994, approximately two-thirds of Finger Lakes sales were to other divisions of the Company and one-third were to other customers. The following table sets forth the net sales and division operating income (before elimination of intercompany sales) for Finger Lakes for the periods shown:

(Dollars in Millions)

                                                       Fiscal Year Ended
                                            -----------------------------------------
                                            June 24,        June 25,         June 26,
                                              1995            1994             1993
                                            --------        --------         ------
               Net sales                      $49.7           $49.9           $47.1
               Operating income                 3.5             3.9             2.9

Finger Lakes' three-part, metal sanitary cans are used in the retail, food service and institutional markets. These cans are recyclable and provide economical containers for the Company's products based on volume run and customer base.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in one industry segment, the processing and sale of various food products. The table set forth below shows certain financial information relating to that industry segment for each of the Company's last five fiscal years. The financial statements for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993, which are included in this report, reflect the information set forth in the table. The fiscal 1995 amounts are the total of Predecessor and Successor entities.


                                                                 Fiscal Years
                                        -------------------------------------------------------------------
Dollars in Millions                     June 24,       June 25,      June 26,       June 26,       June 28,
                                         1995**         1994**        1993**          1992           1991
                                        --------       --------      --------       --------       --------
Net sales                                $748.5         $829.1         $878.6        $896.9         $933.1

Sales to unaffiliated
    customers*                           $748.5         $829.1         $878.3        $896.6         $932.6

Net income/(loss)                        $  4.0         $ 10.1         $(23.8)       $  6.1         $  3.7

Total assets                             $672.3         $446.9         $493.7        $529.7         $557.9

* The only sales by the Company to affiliated customers were made to Agway by the Predecessor entity. Such sales consist principally of frozen foods and are made at competitive prices. There are no intersegment sales or transfers since the business of the Company is principally conducted in one industry segment.

** Including restructuring charges, net gain/(loss) from division disposals of $(4.2) million, $3.9 million, and $(29.9) million (after split with Pro-Fac) for fiscal 1995, 1994, 1993, respectively and change of control costs of $1.1 million and $1.7 million (after split with Pro-Fac) in fiscal 1995 and 1994, respectively. See Notes 3 and 4 to 'Notes to Consolidated Financial Statements.'

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of CMF, Southern and Brooks divisions are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley's as its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman's products are marketed through distributors, some of which are owned and operated by the Company, who sell directly to retail outlets in Kentucky, Maryland, Ohio, Pennsylvania, Virginia, West Virginia, Washington, Northern Idaho and Western Oregon.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. For example, private label customers of CMF include such major food distributors as A&P, Kroger, Safeway, Topco, Wegman's and Winn-Dixie. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Curtice-Burns Express ('CBX'), a subsidiary of the Company, is a licensed common carrier with authority in 48 states. It is used by the Company to obtain backhaul volume on shipments via the Company's trucks or contract haulers. The other divisions of the Company lease their equipment to CBX for these backhauls.

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. All of the Company's trademarks are of perpetual duration so long as periodically renewed, and it is currently intended that the Company will maintain them in force. The major brand names utilized by the Company are as follows:

          Product                                             Brand Name
------------------------                   -----------------------------------------------
Chilies, stews and soups                   Brooks, Mariners Cove, Nalley

Fruits and vegetables                      Blue Boy, Brooks, Chill-Ripe, Gold King,
                                           Gracias, Greenwood, Hoosier Sweets, Just for
                                           Chili, McKenzie's, Naturally Good, Ritter,
                                           Southern Farms, Southland, Thank You, Tropic
                                           Isle

Fruit fillings and toppings                Comstock, Globe, Gracias, Thank You,
                                           Wilderness

Peanut butter                              Adams

Pickles                                    Farman's, Nalley

Popcorn                                    Pop-Eye, Pops-Rite, Super Pop

Puddings                                   Gracias, Thank You

Salad dressings                            Bernstein's, Bernstein's Light Fantastic,
                                           Nalley

Sauerkraut                                 Silver Floss

Snack food                                 Cheese Pleezers, Husman, La Restaurante,
                                           Snyder of Berlin, Thunder Crunch, Tim's
                                           Cascade Chips

Syrup                                       Lumberjack

                              RAW MATERIAL SOURCES

It is currently anticipated that the Company will continue to acquire a substantial part of its raw agricultural products from Pro-Fac. In fiscal 1995, approximately 73 percent of the crops processed by the Company were supplied by Pro-Fac. The Company also will purchase on the open market some crops of the same type and condition as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products.

The canned and frozen vegetable portion of the Company's business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation in a given year. This oversupply typically will result in depressed selling prices and reduced profitability to the Company on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This shortage typically will result in higher selling prices and increased profitability to the Company. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. For example, the 1993 floods in the Midwest and the drought in the South produced lower crop yields in those areas and increased prices, even though the crops in the Company's growing areas were at normal levels. Favorable weather conditions in the 1994 growing season produced high crop yields resulting in somewhat depressed selling prices, increased inventory levels throughout the year, and a higher carryover inventory at the end of the year. The impact of the 1993 growing season principally affected the Company's operating results in fiscal 1994, and the impact of the 1994 growing season principally affected the Company's operating results in fiscal 1995. The impact of the 1995 growing season on the Company's operating results for fiscal 1996 cannot be determined until late fall of 1995 when national supplies are known.

Except for cans manufactured by Finger Lakes, the Company purchases all of its requirements for nonagricultural products, including containers, on the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

                             ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste material resulting from the preparation and processing of foods and the emission of wastes and odors inherent in the heating of foods during preparation are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position.

Among the various programs for the protection of the environment which have been adopted to date, the most important for the operations of the Company are the waste water discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has to date received permits for all facilities for which permits are required, and each year submits applications for renewal permits for some of the facilities. Such renewal permits are currently being processed, and the Company expects that they will be issued by the agencies in due course.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

A facility owned by the Company in Brockport, New York, known as the Former 3M/Dynacolor Plant Site (DEC Site No. 828066) and used by prior owners as a manufacturing facility, was in May 1995 classified as a hazardous waste site presenting a significant threat to the environment. DEC is currently assessing any impact on groundwater from soil contamination. Until the results of DEC's assessment are available, it is not possible to determine what, if any, response actions will be required at the facility.

The Company has been identified as a potentially responsible party ('PRP') under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ('CERCLA') along with over 100 other entities, at the Ellis Road Site in Jacksonville, Florida. To date, the Company has paid approximately $45,000 toward the completion of various removal actions and soil clean up. EPA is evaluating the need for groundwater remediation which, if required, the Company does not believe will have a material impact on its earnings given its relatively small contribution of material to the site and the availability of other viable PRPs.

The Company has been identified by EPA as a PRP under CERCLA at the Spectron Inc. Site located in Elkton, Maryland. The investigation of the site is still in the preliminary stages, and it is not yet possible to estimate the scope or cost of whatever remedial action may be required. However, based upon its very small contribution of material to the site and the large number of other viable PRPs, the Company does not believe this matter will have a material impact on its earnings.

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants, primarily associated with underground storage tanks. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not significant, except for one project at the Company's Nalley's plant in Tacoma, Washington, where the cost of remediation is expected to be approximately $1,250,000, which amount has been properly accrued in the financial statements.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company.

In fiscal 1995, total capital expenditures of Pro-Fac and the Company were $32.6 million (including $12.8 million relating to a fire claim reimbursed by insurance proceeds), of which approximately $1.6 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally waste water treatment facilities, for the 1996 fiscal year will be approximately $3.3 million. However, there can be no assurance that expenditures will not be higher.

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

A short-term line of credit is extended to the Company under agreements with CoBank, ACB. This line of credit is used primarily for seasonal borrowing, the amount of which fluctuates during the year. The line of credit is subject to annual renewal.

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

The expansion of the operations of the Company over the years has also allowed it to offer more complete and diverse lines of products. In the early years of its existence, the Company marketed principally commodity canned vegetables. The Company now also markets a broad range of snack foods, desserts, condiments and other specialty food items, canned and other frozen entrees, salad dressings and branded frozen vegetables. While all of these products are not offered in every marketing area, in many areas the Company can offer a diverse line of products, and the original commodity vegetable items now account for only 18.0 percent of Company sales.

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

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has also taken steps to lessen the impact of such cycles on its earnings by diversifying into food product lines which are not affected as severely by fluctuation in profit margins. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and food service customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) increased from 35 percent in fiscal 1972 to a current level of approximately 52.2 percent; sales to the food service industry (restaurants and institutional customers), which were insignificant in 1972, now represent approximately 23.5 percent; private label sales, which were more than half the Company's sales in 1972, currently represent approximately 20.6 percent; and sales to other manufacturers are approximately 3.7 percent of total sales.

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

                                   EMPLOYEES

As of June 24, 1995, the Company had 3,802 full-time employees, of whom 2,720 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 950 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its relationship with its employees is good.

ITEM 2.     DESCRIPTION OF PROPERTIES

Historically, Pro-Fac has held title to, and leased to the Company, most of the processing facilities, warehouses and other plants and equipment

(including equipment located in properties not owned by Pro-Fac) utilized in the Company's business.

In connection with the Acquisition, Pro-Fac transferred to Curtice-Burns all of the plants, other real property, and equipment previously owned by ProFac and leased to Curtice-Burns. As a result, all plants, warehouses, office space and other facilities used by Curtice-Burns in its business are now either owned by Curtice-Burns or one of its subsidiaries or leased from third parties. Most of the properties owned by Curtice-Burns are subject to mortgages in favor of the Bank. In general, each division occupies a large facility in which its executive offices, a processing plant and warehouse space are located. Some divisions have additional processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and/or additional warehouse locations dispersed to facilitate the distribution of finished products. Curtice-Burns believes that its facilities are in good condition and suitable for the operations of the Company.

Eight of the properties are held for sale. These properties are located in Denver, Colorado; Wall Lake, Iowa; Clifton, New Jersey; Alton, New York; South Dayton, New York; Rushville, New York; Albany, Oregon; and Vancouver, British Columbia, Canada.

In July 1994, a plant operated by Southern, located in Montezuma, Georgia, was damaged by fire. All material costs associated with repairs to the facility have been covered under the Company's insurance policies. Costs associated with business interruption are currently under negotiation with the insurance carriers.

The following table describes all facilities leased or owned by the Company (other than the eight properties held for sale and certain public warehouses leased by the Company from third parties from time to time). Except as otherwise noted, each facility set forth below is owned by the Company.

                                        FACILITIES UTILIZED BY THE COMPANY

                  Type of Property                                                                        Square
                      (By Division)                                            Location                    Feet
-----------------------------------------------------------              ------------------              ---------
COMSTOCK MICHIGAN FRUIT:

Office building, manufacturing plant and warehouse*                       Benton Harbor, MI               239,252
Distribution center                                                       Coloma, MI                      400,000
Manufacturing plant and warehouse                                         Fennville, MI                   370,600
Warehouse                                                                 Sodus, MI                       243,138
Warehouse and office; public storage facility (1)                         Vineland, NJ                    198,000
Warehouse                                                                 Alton, NY                        60,060
Freezing plant; warehouse; office and dry storage                         Barker, NY                      150,100
Freezing plant                                                            Bergen, NY                      122,009
Cold storage and repack facility and public storage warehouse             Brockport, NY                   429,052
Cutting, curing and packaging plant                                       Gorham, NY                       55,534
Canning plant and warehouse; freezing plant                               Leicester, NY                   205,599
Distribution center and warehouse                                         LeRoy, NY                       137,300
Canning plant and warehouse; freezing plant                               Oakfield, NY                    203,403
Canning plant and warehouse                                               Red Creek, NY                   137,264
Cutting, curing and canning plant                                         Shortsville, NY                 103,686
Cutting and curing plant                                                  Waterport, NY                    21,626
Manufacturing plant                                                       Ridgway, IL                      50,000
Distribution and warehouse                                                North Bend, NE                   50,000

NALLEY'S FINE FOODS:

Office building, warehouse and tank farm                                  Enumclaw, WA                     87,313
Office building, manufacturing plant and warehouse                        Tacoma, WA                      438,000
Parking lot and yards (1)                                                 Tacoma, WA                      162,570
Warehouses (1)                                                            Tacoma, WA                      254,000
Receiving and grading station (1)                                         Cornelius, OR                    11,700
Receiving and grading station (1)                                         Mount Vernon, WA                 30,206

SOUTHERN FROZEN FOODS:

Office, freezing plant, cold storage and repackaging facility             Montezuma, GA                   563,442
Office, freezing plant and cold storage                                   Alamo, TX                       110,000

SNACK FOODS GROUP:

Office, plant and warehouse                                               Berlin, PA                      190,225
Administrative, plant, warehouse and distribution center (1)              Auburn, WA                       37,600
Office, plant and warehouse                                               Cincinnati, OH                  113,576
Distribution Center                                                       Elwood City, PA                   8,000
Distribution Center                                                       Monessen, PA                     10,000

BROOKS FOODS:

Office building, canning plant and warehouse                              Mt. Summit, IN                  200,000

FINGER LAKES PACKAGING:
Can manufacturing plant                                                   Lyons, NY                       147,376

CORPORATE HEADQUARTERS:

Headquarters office (1) (Includes office space for CMF
  as well as Corporate Conference Center)                                 Rochester, NY                    62,500

(1) Leased from third parties, although certain related equipment is owned by the Company.

* Also includes can manufacturing equipment operated by Finger Lakes Packaging.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which either the Company or Pro-Fac is a party or to which any of their property is subject. Further, no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

All of the capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

Curtice-Burns Foods, Inc.
FIVE YEAR SELECTED FINANCIAL DATA

                                                                                       Fiscal Year Ended June
                                                                  ----------------------------------------------------------------
(Dollars in Thousands)                                              1995           1994          1993           1992          1991
                                                                  ---------      ---------     ---------     ---------     -------
Summary of Operations*
   Net sales                                                      $748,525       $ 829,116     $ 878,627     $ 896,931      $933,084
                                                                  --------       ---------     ---------     ---------     ---------

   Costs and expenses:
     Cost of sales                                                 530,139         592,621       632,663       652,347       673,258
     Gain on assets net of additional costs incurred
       as a result of the fire                                      (4,154)             --            --            --            --
     Restructuring including net (gain)/loss from
       division disposals                                            8,415          (7,768)       61,037            --            --
     Change in control expenses                                      2,150           3,500            --            --            --
     Selling, administrative and general expenses                  159,937         186,934       207,119       201,327       220,943
     Interest expense                                               32,414          18,205        19,550        22,835        26,135
                                                                  --------       ---------     ---------     ---------     ---------
                                                                   728,901         793,492       920,369       876,509       920,336
                                                                  --------       ---------     ---------     ---------     ---------
   Pretax earnings/(loss) before dividing with Pro-Fac              19,624          35,624       (41,742)       20,422        12,748
   Pro-Fac share of earnings/(loss)                                  9,616          16,849       (21,800)        9,505         5,907
                                                                  --------       ---------     ---------     ---------     ---------

   Income/(loss) before taxes                                       10,008          18,775       (19,942)       10,917         6,841
   Provision for taxes                                               6,026           8,665         3,895         4,769         3,184
                                                                  --------       ---------     ---------     ---------     ---------
   Net income/(loss)                                              $  3,982       $  10,110     $ (23,837)    $   6,148     $   3,657
                                                                  ========       =========     =========     =========     =========

Balance Sheet Data:
   Working capital                                                $144,171       $ 104,049     $ 100,422     $ 101,706     $ 106,849
   Ratio of current assets to current liabilities                    2.3-1           1.7-1         1.6-1         1.6-1         1.6-1
   Total assets                                                   $672,284       $ 446,938     $ 493,729     $ 529,739     $ 557,860
   Long-term debt and senior-subordinated notes                   $343,665       $  79,061     $  85,037     $  70,345     $  72,691
   Long-term obligations under capital leases                     $  1,620       $ 124,973     $ 154,102     $ 167,291     $ 174,113

Other Statistics:
   Average number of employees:
     Regular                                                         3,838           5,169         5,325         5,573         5,779
     Seasonal                                                        1,540           1,596         1,347         1,808         1,982

* Represents the results of operations for both the Predecessor and Successor entities for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings from fiscal 1993 through 1995. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by ProFac, ('Predecessor entity') as well as the period subsequent to its acquisition, ('Successor entity'). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense.

The following tables illustrate the Company's results of operations by business for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993, and the Company's total assets by business as at June 24, 1995 and June 25, 1994.

Net Sales
(Dollars in Millions)

                                                                        Fiscal Years Ended
                                                     ---------------------------------------------------------
                                                         6/24/95              6/25/94              6/26/93
                                                     ----------------     ---------------     ----------------
                                                                % of                % of                 % of
                                                        $       Total       $       Total        $       Total
                                                      -----     -----     -----     -----      -----     -----
Comstock Michigan Fruit ('CMF')                       332.1      44.4     333.4      40.2      317.8      36.1
Nalley's Fine Foods                                   181.2      24.2     171.8      20.7      164.5      18.7
Southern Frozen Foods                                  96.6      12.9      94.3      11.4       93.4      10.7
Snack Foods Group                                      60.5       8.1      61.2       7.4       65.4       7.4
Brooks Foods                                           30.2       4.0      30.0       3.6       30.7       3.5
Finger Lakes Packaging                                 49.7       6.6      49.9       6.0       47.1       5.4
Intercompany eliminations 1                           (34.3)     (4.5)    (34.4)     (4.1)     (32.9)     (3.7)
                                                      -----     -----     -----     -----      -----     -----
   Subtotal ongoing operations                        716.0      95.7     706.2      85.2      686.0      78.1
Businesses sold or to be sold 2                        32.5       4.3     122.9      14.8      192.6      21.9
                                                      -----     -----     -----     -----      -----     -----
   Total                                              748.5     100.0     829.1     100.0      878.6     100.0
                                                      =====     =====     =====     =====      =====     =====

1    Intercompany sales by Finger Lakes

2 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - 'Disposals.'


Operating Income Before Dividing with Pro-Fac 1

(Dollars in Millions)

                                                              Fiscal Years Ended
                                                  ----------------------------------------------------------
                                                      6/24/95               6/25/94              6/26/93
                                                            % of                  % of                 % of
                                                    $       Total        $        Total        $       Total
                                                  ------    -----      ------     -----      -----     -----
CMF                                                31.9      54.5       29.6       59.7       23.0      59.1
Nalley's Fine Foods                                18.7      32.0       16.5       33.3       19.1      49.1
Southern Frozen Foods                               9.2      15.7       10.2       20.5        7.6      19.5
Snack Foods Group                                   3.6       6.1        2.7        5.4        4.1      10.6
Brooks Foods                                        2.8       4.8        3.1        6.3        2.7       6.9
Finger Lakes Packaging                              3.5       6.0        3.9        7.9        2.9       7.5
Intercompany eliminations and
   corporate overhead 1                           (10.0)    (17.1)     (15.1)     (30.5)     (14.4)    (37.0)
                                                  -----     -----      -----      -----      -----     -----
      Subtotal ongoing operations                  59.7     102.0       50.9      102.6       45.0     115.7
Businesses sold or to be sold 2                    (1.2)     (2.0)      (1.3)      (2.6)      (6.1)    (15.7)
                                                  -----     -----      -----      -----      -----     -----
      Total                                        58.5     100.0       49.6      100.0       38.9     100.0
                                                  =====     =====      =====      =====      =====     =====

1 Table excludes restructuring (loss)/gain from division disposals of fiscal 1995, 1994, and 1993 change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995.

2 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - 'Disposals.'

Depreciation and Amortization
(Dollars in Millions)

                                                              Fiscal Years Ended
                                                  ----------------------------------------------------------
                                                    6/24/95               6/25/94                6/26/93
                                                  ---------------     -----------------      ---------------
                                                            % of                  % of                 % of
                                                    $       Total        $        Total        $       Total
                                                  -----     -----      ------     -----      -----     -----
CMF                                               10.3       43.3       11.5       44.8       11.6      38.0
Nalley's Fine Foods                                4.2       17.6        3.0       11.7        3.0       9.8
Southern Frozen Foods                              3.9       16.4        2.5        9.7        2.1       6.9
Snack Foods Group                                  1.8        7.6        2.0        7.8        2.0       6.5
Brooks Foods                                       0.7        2.9        0.6        2.3        0.6       2.0
Finger Lakes Packaging                             1.6        6.7        1.2        4.7        1.4       4.6
Corporate                                          0.5        2.1        1.7        6.5        2.7       8.9
                                                  ----      -----      -----      -----      -----     -----
   Subtotal ongoing operations                    23.0       96.6       22.5       87.5       23.4      76.7
Businesses sold or to be sold 1                    0.8        3.4        3.2       12.5        7.1      23.3
                                                  ----      -----      -----      -----      -----     -----
   Total                                          23.8      100.0       25.7      100.0       30.5     100.0
                                                  ====      =====      =====      =====      =====     =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - 'Disposals.'

Total Assets
(Dollars in Millions)

                                                           6/24/95                               6/25/94
                                                 -------------------------             ------------------------
                                                                     % of                                 % of
                                                    $                Total                $               Total
                                                  -----              -----              -----             -----
CMF                                               267.9               39.9              218.5              48.9
Nalley's Fine Foods                               158.9               23.6               73.8              16.5
Southern Frozen Foods                              97.9               14.6               48.2              10.8
Snack Foods Group                                  28.4                4.2               24.5               5.4
Brooks Foods                                       20.9                3.1               11.0               2.5
Finger Lakes Packaging                             46.1                6.9               39.3               8.8
Corporate                                          38.4                5.7                5.8               1.3
                                                  -----              -----              -----             -----
   Subtotal ongoing operations                    658.5               98.0              421.1              94.2
Businesses sold or to be sold 1                    13.8                2.0               25.8               5.8
                                                  -----              -----              -----             -----
   Total                                          672.3              100.0              446.9             100.0
                                                  =====              =====              =====             =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - 'Disposals.'

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993.

Consolidated Statement of Operations
(Dollars in Millions)

                                                                             Fiscal Years Ended
                                                          --------------------------------------------------------------
                                                                6/24/95               6/25/94               6/26/93
                                                          -------------------     ----------------      ----------------
                                                                        % of                  % of                  % of
                                                             $          Sales       $         Sales       $         Sales
                                                          -------       -----     ------      -----     -----       -----
Net sales                                                  748.5        100.0      829.1      100.0      878.6      100.0
Cost of sales                                              530.1         70.8      592.6       71.5      632.6       72.0
                                                          ------        -----     ------      -----     ------      -----
Gross profit                                               218.4         29.2      236.5       28.5      246.0       28.0
Restructuring expenses, including
   net (loss)/gain from division
     disposals                                              (8.4)        (1.1)       7.8        0.9      (61.0)      (6.9)
Change in control expenses                                  (2.2)        (0.3)      (3.5)      (0.4)        --         --
Gain on assets net of additional costs
   incurred as result of a fire claim                        4.1          0.5         --         --         --         --
Other selling, administrative and
   general expenses                                       (159.9)       (21.3)    (186.9)     (22.5)    (207.1)     (23.6)
                                                          ------        -----     ------      -----     ------      -----
Operating income/(loss) before
   dividing with Pro-Fac                                    52.0          6.9       53.9        6.5      (22.1)      (2.5)
Interest expense                                           (32.4)        (4.3)     (18.2)      (2.2)     (19.6)      (2.2)
                                                          ------        -----     ------      -----     ------      -----
Pretax earnings/(loss) before dividing
   with Pro-Fac                                             19.6          2.6       35.7        4.3      (41.7)      (4.7)
Pro-Fac share of (earnings)/loss                            (9.6)        (1.3)     (16.9)      (2.0)      21.8        2.5
                                                          ------        -----     ------      -----     ------      -----
Income/(loss) before taxes                                  10.0          1.3       18.8        2.3      (19.9)      (2.2)
Provision for taxes                                         (6.0)        (0.8)      (8.7)      (1.1)      (3.9)      (0.5)
                                                          ------        -----     ------      -----     ------      -----
Net income/(loss)                                            4.0          0.5       10.1        1.2      (23.8)      (2.7)
                                                          ======        =====     ======      =====     ======      =====

                    CHANGES FROM FISCAL 1994 TO FISCAL 1995

General: Net sales declined 9.7 percent in the year, to $748.5 million from $829.1 million the previous year due primarily to divested businesses. Operating earnings for fiscal 1995 reflect changes in many product lines. The chips and snacks segment posted gains, while the popcorn earnings at CMF declined. Vegetable prices decreased during the year because there was an ample national supply in the fall of 1994, but vegetable earnings for the year were still ahead of fiscal 1994. Net income of $4.0 million for fiscal 1995 compared to $10.1 million a year ago. The decrease in net income is primarily due to increased interest expense caused by the revised capital structure of the Company and the gain on the sale of National Oats included in the fiscal 1994 results.

Net Sales: The Company's net sales in fiscal 1995 of $748.5 million decreased $80.6 million or 9.7 percent from $829.1 million in fiscal 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 4 were $32.5 million in fiscal 1995 and $122.9 million in fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $716.0 million in fiscal 1995, an increase of $9.8 million or 1.4 percent from $706.2 million in fiscal 1994. This net sales variance of $9.8 million for ongoing operations is primarily comprised of a $9.4 million increase at Nalley's with minor variations at other divisions. An increase of $5.4 million in sales of pickles and relishes and an increase of $2.7 million in dressing sales were the primary reasons for Nalley's increase.

Gross Profit: Gross profit of $218.4 million in fiscal 1995 decreased $18.1 million or 7.7 percent from $236.5 million in fiscal 1994. Of this net decrease, a $23.9 million reduction was attributable to businesses sold or to be sold, and an increase of $5.8 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.8 million was the result of variations in volume, selling prices, costs, and product mix. The increase in gross profit for ongoing operations is comprised of increases and decreases as follow:


                                                                        Gross
                                                                        Profit
                                                                       Variance
                 CMF                                                    $(0.8)
                 Nalley's Fine Foods                                      5.1
                 Southern Frozen Foods                                   (0.9)
                 Snack Foods Group                                        0.5
                 All Other                                                1.9
                                                                        -----
                                                                        $ 5.8
                                                                        =====

Nalley's Fine Foods increased gross profit primarily relates to improved margins on canned entrees and soups ($3.4 million) and improved margins on dressings ($1.2 million).

Restructuring  Expenses  Including  Net  (Loss)/Gain  From  Division  Disposals:
Restructuring expenses, including net (loss)/gain from division disposals, resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. Included in fiscal 1994 was an $7.8 million net gain from restructuring, including division disposals, for a net increase in this expense from year to year of $16.2 million, all of which was incurred by the Predecessor entity. See NOTE 4 -- 'Disposals.'

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 and fiscal 1994, amounting to $2.2 million and $3.5 million, respectively, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 3 -- 'Change in Control of the Company.'

Gain on Assets Net of Additional Costs Incurred as a Result of Fire Claim at Southern Frozen Foods: The gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995 amounted to $4.2 million.

Other Selling, Administrative, and General Expenses: Other selling, administrative, and general expenses in fiscal 1995 of $159.9 million decreased $27.0 million or 14.4 percent from $186.9 million in fiscal 1994. This net decrease of $27.0 million includes primarily:

(In Millions)
                                                                          Businesses
                                                                  ------------------------------
                                                                  Sold or to be Sold     Ongoing      Total
                                                                  ------------------     -------      -----
Change in trade promotions                                        $ (8.1)                $(2.8)      $(10.9)
Change in advertising and selling costs                            (13.8)                  2.0        (11.8)
All other                                                           (5.6)                  1.3         (4.3)
                                                                  ------                 -----       ------
Change in selling, administrative,
   and general expenses                                           $(27.5)                $ 0.5       $(27.0)
                                                                  ======                 =====       ======

The $2.8 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $4.0 million (which primarily relates to reduced spending on the fruit filling and topping category, with minor increases in other categories) and increased trade promotions at Nalley's Fine Foods of $0.8 million (primarily related to increased spending on canned entrees and soups and salad dressings, offsetting decreased spending on other product lines).

The $2.0 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($1.5 million) and Nalley's Fine Foods ($1.6 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings, with minor variations in other product lines. The increase at Nalley's Fine Foods primarily relates to costs associated with canned entrees and soups and salad dressings, with minor variations in other product lines.

The $1.3 million increase in other administrative expenses primarily relates to increased amortization of intangibles resulting from the acquisition and other minor offsetting variances.

Operating Income Before Dividing with Pro-Fac: The Company's operating income (before dividing with Pro-Fac) for fiscal 1995 of $52.0 million decreased $1.8 million or 3.3 percent from $53.8 million in fiscal 1994. Included in the 1995 operating income: the restructuring charges, including a loss from division disposals of $8.4 million; change in control expenses of $2.2 million; net gain on assets resulting from fire claim of $4.2 million; and operating losses attributable to businesses sold or to be sold of $1.2 million. Included in the 1994 operating income: the restructuring gain from division disposals of $7.8 million; change in control expenses of $3.5 million; and operating losses attributable to businesses sold or to be sold of $4.8 million. Excluding the restructuring loss/gain from division disposals, change in control expense, gain on assets net of additional costs incurred resulting from the fire claim, and operating losses attributable to businesses sold or to be sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for fiscal 1995 of $59.7 million increased $5.3 million or 9.7 percent from $54.4 million in fiscal 1994.

Interest Expense: Interest expense in fiscal 1995 of $32.4 million increased $14.2 million or 78.0 percent from $18.2 million in fiscal 1994. This increase was primarily attributable to the increased borrowing and increased interest rates related to the acquisition of the Company by ProFac.

Pro-Fac Share of Earnings: Pro-Fac's share of the Company's earnings in fiscal 1995 of $9.6 million decreased $7.3 million or 43.1 percent from $16.9 million in fiscal 1994. The restructuring expenses, change in control expense, and fire claim discussed above accounted for $5.4 million of this decrease. The Pro-Fac share of earnings in fiscal 1995 and fiscal 1994 was 49.0 percent and 47.3 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

Income Before Taxes: The Company's income before taxes in fiscal 1995 of $10.0 million decreased $8.8 million or 46.8 percent from $18.8 million in fiscal 1994. The restructuring expenses, change in control expense, and fire claim discussed above accounted for $5.4 million or 61.4 percent of the decrease.

Provision for Taxes: The provision for taxes in fiscal 1995 of $6.0 million decreased $2.7 million or 31.0 percent from $8.7 million in fiscal 1994. The effective tax rate in fiscal 1995 was 60.0 percent compared to 46.2 percent in fiscal 1994. The non-deductibility of the amortization of excess purchase cost over net assets acquired was primarily responsible for the significantly increased rate.

Net Income: The Company's net income for fiscal 1995 of $4.0 million decreased $6.1 million or 60.4 percent from $10.1 million in fiscal 1994.

The primary reasons for the Company's $6.1 million decrease in net income are the after-tax effect of the increased expenses relating to restructuring, change in control, and interest, partially offset by the net gains resulting from the Southern Frozen Foods' fire claim and improvements in divisions' operating results as well as the change in the Company's effective tax rate -- all discussed above.

                    CHANGES FROM FISCAL 1993 TO FISCAL 1994

Net Sales: The Company's net sales in fiscal 1994 of $829.1 million decreased $49.5 million, or 5.6 percent, from $878.6 million in fiscal 1993. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program were $122.9 million in fiscal 1994 and $192.6 million in fiscal 1993. The Company's net sales from ongoing operations excluding businesses sold or to be sold in fiscal 1994 were $706.2 million, an increase of $20.2 million, or 2.9 percent, from $686.0 million in fiscal 1993. The increase in net sales from ongoing operations is attributable in part to CMF. Net sales at CMF in fiscal 1994 of $333.4 million increased $15.6 million, or 4.9 percent, from $317.8 million in fiscal 1993. The increase in net sales at CMF was due to an increase in net sales at CMF's New York vegetables business resulting from increased prices and volumes associated with a national shortage in supply in the vegetable market attributable to floods in the Midwest and a drought in the South in the 1993 growing season. This increase in sales at CMF was offset in part by reduced raw material costs at the Company, that were reflected in reduced selling prices of the Company's products. Net sales at Nalley's in fiscal 1994 of $171.8 million increased $7.3 million, or 4.4 percent, from $164.5 million in fiscal 1993. The increase in net sales at Nalley's was primarily attributable to an $8.5 million increase in salad dressing and a $1.0 million decrease in pickles and relishes related to reduced volume. Net sales at Southern in fiscal 1994 of $94.3 million remained essentially flat compared to $93.4 million in fiscal 1993. Net sales at the Snack Foods Group in fiscal 1994 of $61.2 million decreased $4.2 million, or 6.4 percent, from $65.4 million in fiscal 1993. The decrease was caused by reduced volume related principally to the competitive pressures of the salty snacks business and the decline in consumption for the potato chip category. Net sales at Brooks in fiscal 1994 of $30.0 million decreased $0.7 million, or 2.3 percent, from $30.7 million in fiscal 1993. This net decrease is comprised of a decrease of $2.8 million of tomato products almost completely offset by increased sales of bean products. The decrease in tomato products sold was the result of the decision to exit the private label ketchup business. The increase in bean products was due to a 21.0 percent increase in units sold. Net sales at Finger Lakes in fiscal 1994 of $49.9 million increased $2.8 million, or 5.9 percent, from $47.1 million (before elimination of intercompany sales) in fiscal 1993. This was primarily the result of a 10.2 percent increase in volume.

Gross Profit: Gross profit of $236.5 million in fiscal 1994 decreased $9.5 million, or 3.9 percent, from $246.0 million in fiscal 1993. Of this net decrease, a $23.6 million reduction was attributable to businesses sold or to be sold and an increase of $14.1 million was attributable to increased gross profit at the Company's ongoing operations. Gross profit for CMF increased $8.5 million, Nalley's increased $4.8 million, Southern increased $2.5 million, and the Snack Foods Group decreased $2.8 million. These changes were the result of variations in volume, selling prices, costs and product mix.

Restructuring Including Net (Gain)/Loss From Division Disposals: Included in the fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats operations of National Oats of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993. Consummation of the sale of Nalley's U.S. Chips and Snacks completed the Company's dispositions pursuant to the restructuring program initiated in 1993. The Company incurred restructuring charges in fiscal 1993 of $61.0 million, which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland potato chips businesses, and other costs anticipated in conjunction with the restructuring program.

Change in Control Expenses: During fiscal 1994, the Company expensed $3.5 million of legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split.

Selling, Administrative and General Expenses: Selling, administrative and general expenses of $186.9 million in fiscal 1994 decreased $20.2 million, or
9.8 percent, from $207.1 million in fiscal 1993. Cost reductions include (i) a $0.7 million decrease in trade promotions, (ii) a $13.1 million decrease in advertising and selling costs and (iii) a $5.1 million decrease in administrative costs. Of the net decrease in trade promotions, an $8.8 million decrease was attributable to businesses sold or to be sold and an increase of $8.1 million was attributable to increased trade promotions at the Company's ongoing operations. Of this increase, $2.6 million was due to increased promotions on a reformulated fruit filling and topping product of CMF and to the expansion of the pumpkin pie filling category and $4.3 million was primarily due to new product promotions for Nalley's salad dressings and canned meats and entrees introduced in fiscal 1993 and 1994. Of the net decrease in advertising and selling costs, $13.2 million was attributable to businesses sold or to be sold. The remaining increase of $0.1 million was primarily attributable to a $2.1 million decrease in advertising and selling costs net of an increase in such costs of $1.8 million at Nalley's. The increase at Nalley's was primarily related to canned meats and entrees and salad dressings.

Operating Income Before Dividing Profits With Pro-Fac: The Company's operating income in fiscal 1994 of $53.8 million increased $76.0 million from an operating loss of $22.2 million in fiscal 1993. Excluding restructuring charges and change in control expenses, the Company's operating income in fiscal 1994 was $49.6 million, a $10.7 million increase, or 27.5 percent, from an operating income of $38.9 million in fiscal 1993. Operating losses attributable to businesses sold or to be sold in connection with the Company's restructuring program were $4.8 million in fiscal 1994 and $6.1 million in fiscal 1993. Excluding operating losses from businesses sold or to be sold, the Company's operating income from continuing operations in fiscal 1994 was $54.4 million, an increase of $9.4 million, or 20.9 percent, from $45.0 million in fiscal 1993. Of this increase, CMF contributed $6.6 million, Southern contributed $2.6 million and Finger Lakes contributed $1.0 million. These increases were offset in part by decreased operating income at Nalley's of $2.6 million and $1.4 million for the Snack Foods Group. The increases for CMF's New York vegetables business and Southern were attributable to increased selling prices as a result of the short crop of vegetables nationally due to poor weather conditions in the Midwest during the 1993 growing season. Finger Lakes benefitted from improved production efficiencies and procedures as a result of capital improvements. The decrease at Nalley's pertained to both a sales volume decline and an increase in costs for the peanut butter and pickles and relishes categories, and trade promotions and selling costs on the canned meat and entree category. In addition, CMF's fruit fillings and toppings business experienced increased trade promotions and advertising costs related to reformulated fruit fillings and toppings and expansion of the pumpkin pie filling markets. The decrease in the Snack Foods Group is the result of the sales decline as previously mentioned. An increase of $1.2 million related to the management incentive plan also reduced operating income.

Interest Expense: Interest expense in fiscal 1994 of $18.2 million decreased $1.4 million, or 7.1 percent, from $19.6 million in fiscal 1993. The reduction in interest expense is due to lower interest rates off-set in part by an increase in loan volume.

Pro-Fac Share of Earnings/(Loss): Pro-Fac share of earnings in 1994 of $16.9 million increased $38.7 million from a share of loss of $21.8 million in fiscal 1993. The increase is attributable to the factors described above. The Pro-Fac share of earnings/(loss) in fiscal 1994 and fiscal 1993 was 47.3 percent and
52.2 percent, respectively, of the Company's pretax earnings/(loss) before dividing with Pro-Fac. The change in percentage is the result of changes in the dividend paid by the Bank that Pro-Fac shares with the Company.

Income/(Loss) Before Taxes: Income/(loss) before taxes in fiscal 1994 of $18.8 million increased $38.7 million from a loss of $19.9 million in fiscal 1993. Excluding restructuring charges and change in control expenses, the Company's income before taxes in fiscal 1994 was $16.6 million, a $6.0 million increase, or 56.6 percent, from income before taxes of $10.6 million in fiscal 1993. The increase is attributable to the factors described above.

Provision for Taxes: Provision for taxes in fiscal 1994 of $8.7 million increased $4.8 million from a provision of $3.9 million in fiscal 1993. Included in the fiscal 1994 results was a charge against earnings of $0.5 million to adjust deferred taxes to the higher rate as legislated by Congress and as required under Financial Accounting and Standards Board No. 109. The Company's effective tax rate was significantly impacted during fiscal 1994 by non-deductible legal and advisory expenses incurred in conjunction with the change in control, the increase in the federal statutory income tax rate enacted on August 10, 1993 and the adjustment of a valuation allowance previously recorded.

Net Income/(Loss): The Company's fiscal 1994 net earnings were $10.1 million compared to a loss of $23.8 million in fiscal 1993. Also included in the fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats operations of National Oats of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in 1993, and a charge of $3.5 million of legal, accounting and investment banking and other expenses relating to the potential change of control of the Company. Included in fiscal 1993 results were restructuring charges of $61.0 million. Net earnings, excluding these items, were approximately $9.1 million in fiscal 1994 and $5.8 million in fiscal 1993, an increase of 56.9 percent.

                        LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1995, the net cash provided by operating activities of CurticeBurns of $22.4 million reflects net income of $4.0 million ($1.7 million as Predecessor Entity and $2.3 million as Successor Entity). Depreciation and amortization of assets amounted to $24.1 million ($7.0 million before the acquisition and $17.1 million after the acquisition). Inventories increased $4.0 million (an increase of $71.0 million before the acquisition and a decrease of $67.0 million after the acquisition), accounts receivable increased $1.2 million (an increase of $12.7 million before the acquisition and a decrease of $11.5 million after the acquisition), and the deferred taxes, including the provision for deferred taxes, increased $3.5 million (a decrease of $1.2 million before the acquisition and an increase of $4.7 million after the acquisition). Changes in other assets and liabilities amounted to $23.7 million ($8.7 million cash provided before the acquisition and $15.0 million cash provided after the acquisition).

Cash flows used in investing include the acquisition of assets held for or used in the production of goods. Net cash used for capital expenditures in fiscal 1995 amounted to $32.6 million ($5.7 million before the acquisition and $26.9 million after the acquisition). Included in the capital expenditures is $12.6 million relating to the Southern Frozen Foods fire which were reimbursed by insurance proceeds.

Net cash provided by financing activities in fiscal 1995 amounted to $11.4 million ($69.9 million provided before the acquisition and $58.5 million used after the acquisition). The net borrowings of short- and long-term debt by the Successor entity include the liquidation of existing debt at acquisition of $30.0 million for short-term debt and $178.0 million for long-term debt (including payments of financing fees) and new debt of $359.0 million of long-term debt. Net cash provided by financing activities also include the capital contribution by Pro-Fac of $3.9 million and the payment to the former shareholders of the Company of $167.8 million. Dividends of $3.7 million were paid in fiscal 1995 ($1.4 million before the acquisition and $2.3 million to its parent after the acquisition).

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings : Under the New Credit Agreement, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $11.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $86.0 million and
(ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of June 24, 1995, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $20.0 million. In addition to its seasonal financing, as of June 24, 1995, Pro-Fac had $1.0 million available for long-term borrowings under the Term Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, Pro-Fac's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice-Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 24, 1995, ProFac is in compliance with or has obtained waivers for all such restrictions and limitations.

Short- and Long-Term Trends: The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. For example, the 1993 floods in the Midwest and the drought in the South produced lower crop yields in those areas and increased prices nationally even though the crops in the Company's growing areas were at normal levels.

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return the supplies to ample levels. Favorable weather conditions in the 1994 growing season, however, produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. As of June 24, 1995, the Company's total inventories were $160.2 million, an increase of $4.9 million or 3.2 percent from $155.3 million in the prior year. This excess will be gradually reduced by the end of the 1996 fiscal year due to a decrease in the planned production for the 1995 crop year. There are variations among the specific commodities and the effect on pricing and profitability in fiscal 1995 has depended upon individual company pricing practices and the effect of recent industry plant closings and production realignments.

The impact of the 1993 growing season principally affected the Company's operating results in fiscal 1994, and the impact of the 1994 growing season principally affected the Company's operating results in fiscal 1995. The impact of the 1995 growing season on the Company's operating results for fiscal 1996 cannot be determined until late fall of 1995 when national supplies can be determined. Decreased vegetable prices are expected to depress earnings for the first quarter of fiscal 1996 as are increased slotting allowances for certain new items.

In addition to the excess inventory discussed above, another element affecting cash flow in fiscal 1995 was the timing of reimbursement for cash expenditures relative to the facility repairs and other activities of the Company's
Montezuma, Georgia plant which was destroyed by fire in July 1994. See 'Fire Claim' in Note 6. As of June 24, 1995, approximately $10.0 million of such expenditures were receivable from insurance companies. Final settlements with the insurance carriers regarding claims for business interruption are currently being negotiated.

Primarily due to higher inventory levels and the timing of the insurance proceeds of the fire claim, the average seasonal loan balance in fiscal 1995 was $66.5 million, an increase of $15.0 million or 29.1 percent over the fiscal 1994 average of $51.5 million.

Capital expenditures (excluding the expenditures relating to the fire for which reimbursement was received) amounted to $19.8 million in fiscal 1995. The largest, single capital project in process during fiscal 1995 was renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8.0 million in the coming year. Cash proceeds from the sale of Nalley's Canada Ltd., sold subsequent to fiscal year end of approximately $3.8 million, were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Sale of Nalley's Canada Ltd.: On March 20, 1995 Curtice-Burns announced its intention to sell its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was finalized subsequent to year end (as of June 26, 1995) and was contemplated by Pro-Fac in conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale. See further discussion at 'Certain Transactions.'

Subsequent Event: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods is in the process of being merged into the Company's CMF operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

    ITEM                                                                                     Page
Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Report of Independent Accountants......................................................... 31
   Management's Responsibility for Financial Statements...................................... 33
   Consolidated Financial Statements for the years ended June 24, 1995, June 25,
      1994, and June 26, 1993:
           Consolidated Statement of Operations and
           Retained Earnings................................................................. 34
           Consolidated Balance Sheet........................................................ 35
           Consolidated Statement of Cash Flows.............................................. 36
           Notes to Consolidated Financial Statements........................................ 37


                       Report of Independent Accountants



August 16, 1995



To the Shareholder and
Board of Directors of
Curtice-Burns Foods, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows listed under
Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Curtice-Burns Foods, Inc. and its subsidiaries ('Successor Company') at June 24, 1995, and the results of their operations and their cash flows for the period November 4, 1994 to June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Successor Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2 and 3 to the financial statements, as of November 3, 1994, the Successor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the period November 4, 1994 to June 24, 1995 when read in conjunction with the consolidated financial statements.



/s/Price Waterhouse, LLP
   Price Waterhouse, LLP
   Rochester, New York
   August 16, 1995

                       Report of Independent Accountants



August 16, 1995



To the Shareholder and
Board of Directors of
Curtice-Burns Foods, Inc.

In our opinion, the consolidated balance sheet and related consolidated statements of operations and retained earnings and of cash flows listed under
Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Curtice-Burns Foods, Inc. and its subsidiaries ('Predecessor Company') at June 25, 1994 and the results of their operations and their cash flows for the period from June 26, 1994 to November 3, 1994 and for each of the two fiscal years in the period ended June 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from June 26, 1994 to November 3, 1994 and for each of the two fiscal years in the period ended June 25, 1994 when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse, LLP
   Price Waterhouse, LLP
   Rochester, New York
   August 16, 1995

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS




Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the next page. These statements have been prepared in accordance with generally accepted accounting principles.

The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting reports are on the preceding pages.

The Board of Directors exercises its responsibility for these financial statements. The independent accountants and internal auditors of the Company have full and free access to the Board. The Board periodically meets with the independent accountants and the internal auditors, without management present, to discuss accounting, auditing and financial reporting matters.



/s/ Roy A. Myers                              /s/ William D. Rice
    Roy A. Myers                                  William D. Rice
    President and                                 Senior Vice President
    Chief Executive Officer                       Chief Financial Officer

September 15, 1995

                              FINANCIAL STATEMENTS

The Company is a wholly-owned subsidiary of Pro-Fac. The financial statements contained herein present the results of the Company during the period prior to its acquisition by Pro-Fac (the 'Predecessor entity') as well as the period subsequent to its November 3, 1994 acquisition (the 'Successor entity'). The financial statements of the Predecessor entity and Successor entity are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense.

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations and Retained Earnings

(Dollars in Thousands)

                                                                     Fiscal 1995
                                                                --------------------------
                                                                 11/4/94 -       6/26/94 -
                                                                 6/24/95         11/3/94            Fiscal 1994        Fiscal 1993
                                                                Successor        Predecessor        Predecessor        Predecessor
                                                                ---------        -----------        -----------        -----------
Net sales                                                       $ 471,904         $276,621          $ 829,116          $ 878,627
Cost of sales                                                     334,329          195,810            592,621            632,663
                                                                ---------         --------          ---------          ---------
Gross profit                                                      137,575           80,811            236,495            245,964
Restructuring expenses, including net
   (loss)/gain from division disposals                                 --           (8,415)             7,768            (61,037)
Change in control expenses                                             --           (2,150)            (3,500)                --
Gain on assets net of additional costs
   incurred as a result of the fire                                (2,315)           6,469                 --                 --
Other selling, administrative, and
   general expenses                                               (99,361)         (60,576)          (186,934)          (207,119)
                                                                ---------         --------          ---------          ---------
Operating income/(loss) before dividing
   with Pro-Fac                                                    35,899           16,139             53,829            (22,192)
Interest expense                                                  (24,790)          (7,624)           (18,205)           (19,550)
                                                                ---------         --------          ---------          ---------
Pretax earnings/(loss) before dividing
   with Pro-Fac                                                    11,109            8,515             35,624            (41,742)
Pro-Fac share of (earnings)/loss                                   (5,554)          (4,062)           (16,849)            21,800
                                                                ---------         --------          ---------          ---------
Income/(loss) before taxes                                          5,555            4,453             18,775            (19,942)
Provision for taxes                                                (3,291)          (2,735)            (8,665)            (3,895)
                                                                ---------         --------          ---------          ---------
Net income/(loss)                                                   2,264            1,718             10,110            (23,837)
Retained earnings at beginning of period                               --           58,121             53,541             82,882
Less cash dividends declared                                       (2,264)          (1,390)            (5,530)            (5,504)
                                                                ---------         --------          ---------          ---------
Retained earnings  at end of period                             $      --         $ 58,449          $  58,121          $  53,541
                                                                =========         ========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)                                                                        Successor          Predecessor
                                                                                               6/24/95             6/25/94
                                                                                              ---------          -----------
Assets
Current assets:
   Cash                                                                                       $  4,158             $  2,928
   Accounts receivable trade, less allowances for
      bad debts of $673 and $1,066, respectively                                                47,341               57,640
   Accounts receivable, other                                                                   19,812                8,460
   Income taxes refundable                                                                       1,043                  237
   Current deferred tax asset                                                                    6,784               10,487
   Inventories -
      Finished goods                                                                           108,691              108,538
      Raw materials and supplies                                                                51,491               46,721
                                                                                              --------             --------
         Total inventories                                                                     160,182              155,259
                                                                                              --------             --------
   Receivable from Pro-Fac                                                                       1,001                   --
   Prepaid manufacturing expense                                                                 9,903                8,190
   Prepaid expenses and other current assets                                                     2,306                4,305
                                                                                              --------             --------
         Total current assets                                                                  252,530              247,506
Investment in Bank                                                                              22,907                   --
Property, plant, and equipment, net                                                            272,192              167,516
Goodwill and other intangibles, less accumulated
   amortization of $2,539 and $10,335, respectively                                            101,494               24,909
Assets held for sale                                                                            13,863                   --
Other assets                                                                                     9,298                7,007
                                                                                              --------             --------
         Total Assets                                                                         $672,284             $446,938
                                                                                              ========             ========
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                           $ 60,112             $ 62,335
   Due to Pro-Fac                                                                                   --                9,447
   Accrued interest                                                                              9,171                   93
   Accrued employee compensation                                                                11,644               11,482
   Other accrued expenses                                                                       15,116               26,854
   Current portion of obligations under
      capital leases                                                                               764               18,430
   Current portion of long-term debt                                                            11,552               14,816
                                                                                              --------             --------
         Total current liabilities                                                             108,359              143,457
Long-term debt                                                                                 183,665               79,061
Senior subordinated notes                                                                      160,000                   --
Obligations under capital leases                                                                 1,620              124,973
Deferred income tax liabilities                                                                 59,721               14,958
Other non-current liabilities                                                                   17,836                3,591
                                                                                              --------             --------
         Total liabilities                                                                     531,201              366,040
                                                                                              --------             --------
Commitments and Contingencies
Shareholders' Equity:
   Class A common - $.99 par value;
      -0- and 10,125,000 shares
         authorized; -0- and 6,628,430
            outstanding, respectively                                                               --                6,562
   Class B common - $.99 par value;
      -0- and 4,050,000 shares
         authorized; -0- and 2,056,876
            outstanding, respectively                                                               --                2,036
   Common stock, par value $.01
      10,000 shares outstanding,
         owned by Pro-Fac                                                                           --                   --

   Additional paid-in capital:                               6/24/95             6/25/94
      Shareholder paid-in capital                            151,083              14,224            --                   --
      Less capital contribution receivable                   (10,000)                 --            --                   --
                                                            --------            --------
                                                             141,083              14,224       141,083               14,224
                                                            ========            ========
      Retained earnings                                                                             --               58,121
      Minimum pension liability                                                                     --                  (45)
                                                                                              --------             --------
         Total shareholders' equity                                                            141,083               80,898
                                                                                              --------             --------
         Total liabilities and shareholders' equity                                           $672,284             $446,938
                                                                                              ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                      Fiscal 1995
                                                                                   11/4/94 -  6/26/94 -
                                                                                   6/24/95    11/3/94      Fiscal 1994   Fiscal 1993
                                                                                  Successor  Predecessor   Predecessor   Predecessor
                                                                                  ---------  -----------   -----------   -----------
Cash Flows From Operating Activities:
   Net income/(loss) ...........................................................  $    2,264   $    1,718   $   10,110   $  (23,837)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
      Restructuring:
          Net loss/(gain) from division disposals ..............................        --          5,567       (7,768)      61,037
          Including net operating losses subsequent to decision to dispose .....        --          2,848         --           --
      Gain on assets resulting from fire claim .................................        --         (6,469)        --           --
      Amortization of goodwill, other intangibles, and financing fees ..........       3,218          753        1,685        2,538
      Depreciation .............................................................      13,864        6,228       22,322       25,432
      Provision for deferred taxes .............................................       4,205       (4,705)       2,670      (10,642)
      Provision for losses on accounts receivable ..............................          91          292          709          346
      Equity in undistributed earnings of Bank .................................      (1,288)        --           --           --
      Change in assets and liabilities:
          Accounts receivable ..................................................      11,540      (12,722)       5,704       (8,043)
          Inventories ..........................................................      67,022      (70,961)         250        4,738
          Income taxes refundable/payable ......................................      (1,043)       1,491       (9,283)      11,617
          Deferred taxes .......................................................         517        3,481         --           --
          Accounts payable and accrued expenses ................................     (13,140)      (5,662)      (7,313)       2,497
          Receivable from/payable to Pro-Fac ...................................     (20,098)       9,650          834       (1,654)
          Other assets and liabilities .........................................      15,012        8,733        2,055       (3,345)
                                                                                  ----------   ----------   ----------   ----------
Net cash provided by/(used in) operating activities ............................      82,164      (59,758)      21,975       60,684
                                                                                  ----------   ----------   ----------   ----------
Cash Flows From Investing Activities:
   Goodwill and other intangible assets ........................................        --           --         (1,637)     (26,898)
   Purchase of property, plant, and equipment ..................................     (26,891)      (5,689)      (9,543)      (8,360)
   Proceeds from disposals .....................................................        --           --         45,068        8,834
                                                                                  ----------   ----------   ----------   ----------
Net cash (used in)/provided by investing activities ............................     (26,891)      (5,689)      33,888      (26,424)
                                                                                  ----------   ----------   ----------   ----------
Cash Flows From Financing Activities:
   Receivable from/payable to Pro-Fac ..........................................     (42,000)      42,000         (500)     (16,000)
   Proceeds from issuance of short-term debt ...................................        --         30,000         --           --
   Proceeds from issuance of long-term debt ....................................     359,000       10,886       40,378       33,348
   Payments on short term debt .................................................     (30,000)        --           --           --
   Payments on long-term debt including acquisition-related financing fees .....    (178,015)        (350)     (50,194)     (16,644)
   Payments on capital leases ..................................................      (1,259)     (11,344)     (44,293)     (29,570)
   Stock activity relating to Predecessor's equity .............................        --             52          688          500
   Amounts paid to shareholders for acquisition ................................    (167,800)        --           --           --
   Capital contribution by Pro-Fac .............................................       3,888         --           --           --
   Cash dividends paid .........................................................      (2,264)      (1,390)      (5,530)      (5,504)
                                                                                  ----------   ----------   ----------   ----------
Net cash (used in)/provided by financing activities ............................     (58,450)      69,854      (59,451)     (33,870)
                                                                                  ----------   ----------   ----------   ----------
Net change in cash .............................................................      (3,177)       4,407       (3,588)         390
Cash at beginning of period ....................................................       7,335        2,928        6,516        6,126
                                                                                  ----------   ----------   ----------   ----------
Cash at end of period ..........................................................  $    4,158   $    7,335   $    2,928   $    6,516
                                                                                  ==========   ==========   ==========   ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for -
      Interest (net of amount capitalized) .....................................  $   17,531   $    6,967   $   18,623   $   19,757
                                                                                  ==========   ==========   ==========   ==========
      Income taxes, net ........................................................  $    5,567   $    1,417   $   15,077   $    1,909
                                                                                  ==========   ==========   ==========   ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In conjunction with the purchase of Curtice-Burns by Pro-Fac during fiscal
      1995, the following non-cash transactions occurred:
          Transfer of Investment in CoBank from Pro-Fac ........................  $   21,619         --           --           --
          Debt forgiven by Pro-Fac .............................................     110,576         --           --           --
          Other assets contributed by Pro-Fac ..................................       5,000         --           --           --
                                                                                  ----------   ----------   ----------   ----------
                                                                                  $  137,195         --           --           --
                                                                                  ==========   ==========   ==========   ==========
      Capital lease obligations incurred .......................................  $    1,562         --     $   10,723   $   16,065
                                                                                  ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           CURTICE-BURNS FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. On November 3, 1994, CurticeBurns was acquired by Pro-Fac Cooperative, Inc. ('Pro-Fac') at which time the Company became a wholly-owned subsidiary of Pro-Fac. The accounting policies apply to both the Predecessor entity and Successor entity companies unless otherwise noted.

Fiscal Year: The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period from November 3, 1994 through June 24, 1995, the fiscal year end (see NOTE 3). The fiscal year of the Successor entity corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Certain items for fiscal 1994 and 1993 have been reclassified to conform with fiscal 1995 presentations.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ('FIFO') method. Inventory reserves are recorded to reflect the difference between FIFO cost and the market applicable to canned and frozen fruit and vegetable inventories. These reserves amounted to $.1 million, $.4 million, $1.2 million for fiscal 1995, 1994, and 1993, respectively.

Investment in CoBank ('The Bank'): The Company's investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash) which approximates market. The investment was contributed to the Company by Pro-Fac in conjunction with the acquisition.

Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants, subsequent to the previous pack, are deferred and included in the accompanying balance sheet under the caption 'Prepaid manufacturing expense.'

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years.

Assets held for sale are separately classified on the balance sheet. The recorded value represents an estimate of net realizable value.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet and properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' See NOTE 7 - 'Taxes on Income.'

Pension: The Company and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

Employers' Accounting for Postemployment Benefits: On June 26, 1994, the Company adopted the SFAS No. 112, 'Employers' Accounting for Postemployment Benefits,' with no significant impact. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

Goodwill and Other Intangibles: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over 5 to 35 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the discounted future cash flows and the carrying value of goodwill.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes current policies in effect, such as that pertaining to goodwill and intangibles (as stated previously in this NOTE 1), satisfy the requirements of SFAS No. 121, and no further action on the part of the Company will be required for compliance.

Commodities Options Contracts: In connection with the purchase of certain commodities for anticipated manufacturing requirements, the Company occasionally enters into options contracts as deemed appropriate to reduce the effect of price fluctuations. These options contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost.

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a self-insurance program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data.

Earnings Per Share Data Omitted: Earnings per share amounts are not presented, as subsequent to November 3, 1994, the Company is a wholly-owned subsidiary of Pro-Fac.

Environmental Expenditures: Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 1995, 1994, and 1993 amounted to $13,150,000, $13,318,000, and $16,499,000, respectively.

NOTE 2.     AGREEMENTS WITH PRO-FAC

On November 3, 1994, Curtice-Burns was acquired by Pro-Fac. See NOTE 3 - 'Change in Control of the Company.' Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac and the Company will continue the Marketing and Management arrangements of the Integrated Agreement as well as the sharing of income and losses. The capital contribution of ProFac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations.

Subsequent to the acquisition date, Pro-Fac invested an additional $3.9 million and committed to another $10.0 million investment which is reflected as a capital contribution on the balance sheet.

Funds made available by the distribution of investment certificates to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993 include: commercial market value of crops delivered, $55.9 million, $59.2 million and $59.8 million, respectively; interest income, $6.1 million, $15.6 million, and $17.1 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $9.6 million, $16.8 million and $(21.8) million, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

NOTE 3.     CHANGE IN CONTROL OF THE COMPANY

In 1993, the Company's management and Board of Directors began exploring several strategic alternatives for the Company, including a possible sale of all the equity of the Company. Those activities ultimately resulted in the Company entering into an Agreement and Plan of Merger with Pro-Fac and its subsidiary PFAC on September 27, 1994 (the 'Merger Agreement'). Pursuant to the Merger Agreement, on October 4, 1994, Pro-Fac initiated a tender offer for all of the Company's outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of the Company) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into the Company, making the Company a wholly-owned subsidiary of Pro-Fac.

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all other identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value, and the asset lives were adjusted for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $104.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $43.8 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, 'Accounting for Income Taxes.' The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million for goodwill and other intangible assets using lives ranging from 5 to 35-years.

There were no other significant changes to accounting policies as a result of the acquisition.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the 'Notes') due 2005 and entered into a credit agreement (the 'New Credit Agreement') with the Bank, which provided for a term loan, a term-loan facility, a seasonal-loan facility, and a letter-of-credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company.

Following, in capsule form, is the consolidated, unaudited results of operations of Curtice-Burns Foods for the fiscal years ended June 24, 1995 and June 25, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year. The column headed 'Actual' for June 24, 1995 is the total of Successor and Predecessor entities.

(In Millions)

                                             Fiscal Year Ended
                                          (Pro Forma is Unaudited)

                                       June 24, 1995                     June 25, 1994
                                     ----------------------           -----------------------
                                     Actual       Pro Forma            Actual       Pro Forma
                                     ------       ---------            ------       ----------
      Net sales                      $748.5          $748.5            $829.1          $829.1
      Income before taxes            $ 10.0          $  7.0            $ 18.8          $  9.1
      Net income                     $  4.0          $  2.9            $ 10.1          $  3.1

NOTE 4.     DISPOSALS

National Oats: On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million pretax gain in fiscal 1994.

Hiland Potato Chips: On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks: On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in fiscal 1993.

Nalley's U.S. Chips and Snacks: On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On March 30, 1995, the Company announced the potential sale of Nalley's Canada Ltd., located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary. This sale was finalized, subsequent to fiscal year end (as of June 26, 1995) and was contemplated by Pro-Fac in conjunction with the acquisition. The assets of Nalley's Canada Ltd. are classified as held for sale as of June 24, 1995.

The Company's Nalley's U.S. division will provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada.

The business divestitures resulted in the following charges to earnings of the Predecessor company in fiscal 1993, 1994 and fiscal 1995:

Fiscal 1993 Restructuring Charge: To reflect completed and anticipated effects of the restructuring program, the Company incurred restructuring charges in fiscal 1993 of $61.0 million. This charge included the loss incurred on the sale of the Lucca Frozen Foods business, anticipated losses on the sale of the Hiland potato chips and meat snacks businesses, and other costs anticipated in conjunction with the restructuring program.

Fiscal 1994 Restructuring Gain: Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge: Included in fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S. Chips and Snacks operation and other expenses relating to the disposal of this operation.

NOTE 5.     DEBT

New Credit Agreement: The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares. The outstanding borrowings under the New Credit Agreement were $195.0 million at June 24, 1995.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with seasonal financing of up to $86.0 million and a $11.0 million Letter of Credit Facility. The Acquisition Facility, the Seasonal Facility, and the Letter of Credit Facility are collectively referred to herein as the 'Bank Facility.'

      Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Curtice-Burns (the 'Subsidiary Guarantors'). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

      Interest: The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant U.S.
      Treasury Rate plus 3.00 percent.

      The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (i) the relevant London interbank offered rate plus 1.75 percent, (ii) the relevant prime rate minus 0.25 percent, or (iii) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Acquisition Facility was 8.7 percent per annum for the period from November 3, 1994 through June 24, 1995.

      Based on an estimated borrowing rate at fiscal year end 1995 of 9.0 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding is approximately $193.8 million at June 24, 1995.

      Based on an estimated borrowing rate at fiscal year end 1994 of 8.0 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding was approximately $88.7 million for Pro-Fac related debt and $1.8 million for other debt at June 25, 1994.

      Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May 1996; except that for 15 consecutive calendar days during each fiscal year, the borrowings under the Seasonal Facility must be zero. The average borrowing under the Seasonal Facility was $65.1 million during fiscal 1995, and the weighted-average interest rate on such borrowing was 7.2 percent. There were no borrowings under this Seasonal Facility at June 24, 1995. The Letter of Credit Facility provides for the issuance of letters of credit through May 1996.

      Certain Covenants: The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain specified levels with regard to working capital, tangible net worth, fixed charges, the incurrence of additional debt, and limitations on dividends, investments, acquisitions, and asset sales. The Company is in compliance with, or has obtained waivers for, all restrictions and requirements under the terms of the borrowing agreement.

      Other Debt: Other debt of $.2 million carries rates up to 11.0 percent at June 24, 1995.

      Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1996, $11.5 million; 1997 through 1999, $8.0 million each; and 2000, $31.1 million. Provisions of the Term Loan Facility require annual payments in the years 1996 through 2000 on October 1 of each year in an amount equal to the 'annual cash sweep' (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year as defined in the
      Acquisition Facility. The annual sweep to be paid on October 1, 1995 (included in the fiscal 1996 amount above) relating to fiscal 1995 amounted to $3.5 million. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility. The sale of Nalley's Canada Ltd. subsequent to

      1995 fiscal year end resulted in $3.8 million cash proceeds that were applied to this debt.

The Senior Subordinated Notes ('Notes'): The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement).

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

Based on an estimated borrowing rate at fiscal year end of 11.6 percent for borrowings with similar terms and maturities, the fair value of the Notes was $149.8 million at June 24, 1995.

Short-Term Borrowings: Short-term borrowings for the three years ended June 24, 1995 were as follows:

(Dollars in Thousands)

                                                                                   Fiscal           Fiscal           Fiscal
                                                                                    1995             1994             1993
                                                                                  -------          -------          --------
Balance at end of period                                                          $    --          $11,500          $12,000

Rate at fiscal year end                                                                --%             5.5%             4.3%

Maximum outstanding during the period                                             $94,000          $81,000          $96,000

Average amount outstanding during the period                                      $66,541          $51,516          $70,949

Weighted average interest rate during the period                                      7.3%             4.6%             4.6%

The above amounts include borrowings from commercial banks and from Pro-Fac under existing and pre-existing loan agreements.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 24, 1995 and June 25, 1994.

(Dollars in Thousands)

                                       June 24, 1995                                 June 25, 1994
                               ---------------------------- -----------------------------------------------------------------
                                                                                                Leased From
                                Owned          Leased                         Owned        ---------------------
                                Assets         Assets        Total            Assets       Pro-Fac        Others        Total
                               --------       --------      --------         --------      --------       ------      -------
Land                           $  5,467        $   --       $  5,467         $      6      $  8,635       $   --      $  8,641
Land improvements                 1,540            --          1,540               85         3,467           --         3,552
Buildings                        92,215           795         93,010            1,150        86,903          720        88,773
Machinery and
  equipment                     168,477         3,520        171,997            8,953       219,971        4,609       233,533
Construction in
  progress                       18,719            --         18,719           21,085            --           --        21,085
Valuation allowance                  --            --             --               --        (3,970)          --        (3,970)
                               --------        ------       --------         --------      --------       ------      --------
                                286,418         4,315        290,733           31,279       315,006        5,329       351,614
Less accumulated
  depreciation                   16,695         1,846         18,541            7,142       173,684        3,272       184,098
                               --------        ------       --------         --------      --------       ------      --------
Net                            $269,723        $2,469       $272,192         $ 24,137      $141,322       $2,057      $167,516
                               ========        ======       ========         ========      ========       ======      ========
Obligations under
  capital leases 1                             $2,384       $  2,384                       $141,322       $2,081      $143,403
Less current portion                              764            764                         17,645          785        18,430
                                               ------       --------                       --------       ------      --------
Long-term portion                              $1,620       $  1,620                       $123,677       $1,296      $124,973
                                               ======       ========                       ========       ======      ========

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6 to 9 percent.

Interest capitalized in conjunction with construction amounted to $1,841,000 and $79,000 in fiscal 1995 and 1994, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 1995.

(Dollars in Thousands)

Fiscal Year Ending Last                                       Capital      Operating       Total Future
   Saturday In June                                           Leases        Leases          Commitment
-----------------------                                       -------       --------       ------------
           1996                                               $1,225         $ 4,868          $ 6,093
           1997                                                  842           2,804            3,646
           1998                                                  637           2,028            2,665
           1999                                                  395           1,422            1,817
           2000                                                   75             366              441
     Later years                                                 320             597              917
                                                              ------         -------          -------
Net minimum lease payments                                     3,494          12,085          $15,579
                                                                             =======          =======
Less amount representing interest                              1,110
                                                              ------
Present value of minimum lease payments                       $2,384
                                                              ======



Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $10,297,000, $11,721,000, and $13,713,000 for fiscal years 1995, 1994, and
1993, respectively. The fiscal 1995 amount is comprised of $4,280,000 for the Predecessor entity and $6,017,000 for the Successor entity.

NOTE 7. TAXES ON INCOME

Taxes on income include the following:


(Dollars in Thousands)

                                         Fiscal 1995
                                   -----------------------------
                                     11/4/94 -       6/26/94 -
                                     6/24/95         11/3/94            Fiscal 1994        Fiscal 1993
                                    Successor        Predecessor        Predecessor        Predecessor
                                    ---------        -----------        -----------        -----------
Federal -
   Current                          $(1,368)           $ 5,834            $4,047             $10,132
   Deferred                           3,810             (3,529)            1,831              (7,407)
                                    -------            -------            ------             -------
                                      2,442              2,305             5,878               2,725
                                    -------            -------            ------             -------
State and foreign -
   Current                              (46)             1,106             1,948               4,405
   Deferred                             895               (676)              839              (3,235)
                                    -------            -------            ------             -------
                                        849                430             2,787               1,170
                                    -------            -------            ------             -------
                                    $ 3,291            $ 2,735            $8,665             $ 3,895
                                    =======            =======            ======             =======

The deferred tax liabilities/assets consist of the following:

                                                                     1995          1994         1993
                                                                  ---------      --------     ------
Liabilities
   Depreciation                                                   $ 66,736       $22,147      $19,854
   Non-compete agreements                                            1,120           513          620
   Long-term receivables                                               626         1,416          885
   Prepaid manufacturing                                             3,827            --           --
   Other                                                                45           486          592
                                                                  --------       -------      -------
                                                                    72,354        24,562       21,951
                                                                  --------       -------      -------
Assets
   Inventory reserves                                                3,416           319          796
   Allowance for doubtful accounts                                     382           514          364
   Reserve for restructuring                                            --         3,526        6,459
   Capital loss carryforward                                         3,738         3,979        3,979
   Accrued employee benefits                                         3,711         2,180        1,817
   Insurance accruals                                                1,659         2,022        1,249
   Pension/OPEB accruals                                             6,237         2,971        2,179
   Plant consolidation and closing expenses                          2,572         3,639        2,321
   Alternative minimum income tax                                       --            --          376
   Tax credits                                                       3,628            --           --
   Other                                                             1,440           941        1,460
                                                                  --------       -------      -------
                                                                    26,783        20,091       21,000
                                                                  --------       -------      -------
   Net deferred liabilities                                        (45,571)       (4,471)        (951)
   Valuation allowance                                              (7,366)           --         (850)
                                                                  --------       -------      -------
                                                                  $(52,937)      $(4,471)     $(1,801)
                                                                  ========       =======      =======

In conjunction with the acquisition, a valuation allowance was established in fiscal 1995 for that portion of the capital loss carryforward and tax credits where it was more likely than not that a tax benefit would not be realized.

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rates of 35 and 34 percent to income before taxes, is as follows:

(Dollars in Thousands)

                                                                Fiscal 1995
                                                          -------------------------
                                                           11/4/94 - 6/26/94 -
                                                           6/24/95       11/3/94             Fiscal 1994        Fiscal 1993
                                                          Successor      Predecessor         Predecessor        Predecessor
                                                          ---------      -----------         -----------        -----------
Income tax provision (benefit),
   at 35% in 1995 and 1994 and 34% in
      the previous year                                   $1,942           $1,558              $6,571             $(6,797)
State income taxes, net of
   federal income tax effect                                 552              294                 900                 189
Goodwill amortization                                        637              167                 480               9,248
Valuation allowance                                           --               --                (850)                850
Statutory rate change                                         --               --                 480                  --
Non-deductible legal and
   advisory expenses                                          --              753               1,058                  --
Other, net                                                   160              (37)                 26                 405
                                                          ------           ------              ------             -------
                                                          $3,291           $2,735              $8,665             $ 3,895
                                                          ======           ======              ======             =======
Effective Tax Rate                                          59.3%            61.4%               46.2%                N/M*
                                                          ======           ======              ======             =======

* The effective tax rate calculation for 1993 is not meaningful.

In January 1995, the Boards of Directors of Curtice-Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice-Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change is June 25, 1995. As a cooperative, patronage income will be deductible to the extent distributed to its members. Accordingly, taxation on patronage income is only imposed at the patron level.

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

NOTE 8.     PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions : The Company has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and U.S. Government obligations.

The Company also participates in several union sponsored pension plans; however, it is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal years ended 1995, 1994, and 1993 includes the following components:

(Dollars in Thousands)

                                                                 Fiscal 1995
                                                         ----------------------------
                                                           11/4/94 -      6/26/94 -
                                                           6/24/95        11/3/94            Fiscal 1994        Fiscal 1993
                                                          Successor       Predecessor        Predecessor        Predecessor
                                                          ---------       -----------        -----------        -----------
Service cost -- benefits earned
   during the period                                      $ 2,427           $ 1,270            $ 3,958            $ 3,927
Interest cost on projected benefit
   obligation                                               4,365             2,225              6,815              6,259
Return on assets
   Actual gain                                                 --            (1,717)            (2,044)            (6,311)
   Deferred gain                                           (4,789)             (678)            (5,213)              (842)
                                                          -------           -------            -------            -------
     Total gain                                            (4,789)           (2,395)            (7,257)            (7,153)
Amortization of transition amount
   at June 29, 1985                                            --              (265)            (1,001)            (1,001)
Amortization of prior service cost                             --                61                426                130
Recognition of curtailment gain                                --                --               (874)                --
Amortization of gain                                           --                57                  6                 --
                                                          -------           -------            -------            -------
                                                            2,003               953              2,073              2,162
Union and other pension costs                                 147             1,182                593                555
                                                          -------           -------            -------            -------
Net pension cost                                          $ 2,150           $ 2,153            $ 2,666            $ 2,717
                                                          =======           =======            =======            =======

As a result of the change of control of the Company, the Plan assets and obligations were remeasured on November 3, 1994, and the entire balance of the transition obligation, unrecognized prior service costs, and outstanding gains and losses totaling $5,167,266 were adjusted at the time of the acquisition.

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

The pension plans' funded status was as follows:

(Dollars in Thousands)                                                    June 24, 1995       June 25, 1994        June 26, 1993
                                                                          -------------       -------------        -------------
                                                                             Assets            Accumulated            Assets
                                                                             Exceed             Benefits              Exceed
                                                                           Accumulated           Exceed            Accumulated
                                                                            Benefits              Assets             Benefits
                                                                           -----------         ----------          -----------
Actuarial present value of benefit obligations:
   Vested benefit obligation                                               $(65,350)            $(71,302)           $(66,927)
                                                                           ========             ========            ========
   Accumulated benefit obligation                                          $(69,449)            $(76,649)           $(70,522)
                                                                           ========             ========            ========

Projected benefit obligation                                               $(78,809)            $(87,744)           $(85,277)
Plan assets at fair value                                                    74,897               71,875              74,147
                                                                           --------             --------            --------
Projected benefit obligation in excess of
   Plan assets                                                               (3,912)             (15,869)            (11,130)
Unrecognized net (gain)/loss                                                 (8,787)              11,075               8,305
Unrecognized prior service cost                                                  --                1,088               1,693
Unrecognized net asset at year end                                               --               (4,408)             (5,410)
Liability for unfunded accumulated
   benefit obligation                                                            --               (1,401)                 --
                                                                           --------             --------            --------
                                                                            (12,699)              (9,515)             (6,542)
Union and other pension plans                                                  (281)                (958)               (711)
                                                                           --------             --------            --------

Pension liability at year end                                              $(12,980)            $(10,473)           $ (7,253)
                                                                           ========             ========            ========

In 1995 the assumed discount rate, assumed long-term of rate return on Plan assets, and the assumed long-term rate of compensation increase were 8.50 percent, 10.0 percent, and 4.50 percent, respectively.

In 1994 the assumed discount rate, assumed long-term rate of return on Plan assets and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent and 4.50 percent, respectively. In 1993 the assumed discount rate, assumed long-term rate of return on Plan assets, and the assumed long-term rate of compensation increase were 8.25 percent, 10.0 percent and 6.0 percent, respectively.

Provisions of the Financial Accounting Standards Board SFAS No. 87, 'Employers Accounting for Pensions,' require the Company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset thereto and reduce stockholders equity. At June 25, 1994, a minimum pension liability of $1,401,000 was recorded as required by SFAS 87. A related intangible asset was recorded for $1,356,000 and stockholders equity was reduced by $45,000. The adjustment in the minimum pension liability at June 25, 1994 resulted mainly from a decrease in the discount rate and the general performance of investment markets.

Profit Sharing: Under the Deferred Profit Sharing Plan and the Non- Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 7.0 percent in 1994 and 5.0 percent in 1995 of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1995 and 1994, $1,400,000 and $1,171,000, respectively, was allocated to the Plans while no awards were allocated in fiscal 1993.

Postretirement Benefits Other Than Pensions: Generally, other than pensions, the Company does not pay retirees' benefit costs. Isolated exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions.' SFAS 106, effective for fiscal years beginning after December 15, 1992, requires employers to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees and allows the transition obligation to be recognized in net income either immediately or over 20 years.

The Company adopted SFAS 106 during the first quarter of fiscal 1994. The Company has elected to amortize the unrecognized transition obligation over 20 years. The adoption of SFAS 106 is not considered material to the financial statements as a whole.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no Plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The Plan's funded status was as follows:

(Dollars In Thousands)
                                                                                              June 24, 1995           June 25, 1994
                                                                                              -------------           -------------
Accumulated postretirement benefit obligation:
   Fully eligible active participants                                                           $   113                  $   202
   Other active participants                                                                        244                      288
   Retirees                                                                                       2,386                    2,474
                                                                                                -------                  -------
      Total                                                                                       2,743                    2,964
   Less Plan assets at fair value                                                                    --                       --
                                                                                                -------                  -------
   Accumulated postretirement benefit obligation in excess of
      fair value of assets                                                                       (2,743)                  (2,964)
   Unrecognized transition obligation                                                                --                    2,622
   Unrecognized prior service cost                                                                   --                       --
   Unrecognized losses/(gains)                                                                     (274)                       6
                                                                                                -------                  -------
   Accrued postretirement benefit cost                                                          $(3,017)                 $  (336)
                                                                                                =======                  =======

Net periodic postretirement benefit cost included the following components:

(Dollars in Thousands)

                                                                          Fiscal 1995
                                                                     -------------------------
                                                                      11/4/94 -      6/26/94 -
                                                                      6/24/95         11/3/94           Fiscal 1994
                                                                     Successor       Predecessor        Predecessor
                                                                     ---------       -----------        -----------
Service cost                                                           $ 15             $  8                 $  38
Interest cost                                                           154               74                   248
Actual return on assets                                                  --               --                    --
Net amortization and deferral                                            --               46                   155
                                                                       ----             ----                 -----
Net periodic postretirement benefit cost                               $169             $128                 $ 441
                                                                       ====             ====                 =====

As a result of the change in control, the entire balance of the transition obligation and the outstanding gains and losses totaling $2,538,000 were charged to goodwill at the time of the sale.

Restructuring activities during fiscal 1994 resulted in a curtailment which caused the Accumulated Postretirement Obligation to decrease by approximately $878,000 and the Unrecognized Transition Obligation to decrease by approximately $817,000. This resulted in a net decrease in the Net Postretirement Benefit Cost of $92,000.

The  weighted-average,   assumed-discount  rate  used  to  measure  the  benefit
obligations was 7.75 percent at the beginning and 8.50 percent at the end of the fiscal year.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 14 percent for 1994 and 12 percent for 1995. The rate was assumed to decrease gradually to 6.0 percent by the year 2005 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows:

(Dollars in Thousands)

                                                  Successor                   Predecessor                  Predecessor
                                              11/4/94 - 6/24/95            6/26/94 - 11/3/94               Fiscal 1994
                                              ------------------           ------------------           --------------
                                              Current     1% Higher        Current     1% Higher        Current      1% Higher
                                               Trend        Trend           Trend        Trend           Trend         Trend
APBO                                          $2,743       $2,874          $2,948        $3,118         $2,964         $3,149
Service cost+interest cost                    $  170       $  178          $   82        $   86            286            301

               EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, 'Employers' Accounting for Postemployment Benefits.'

This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

The Company adopted the provisions of FAS No. 112 effective June 26, 1994. The adoption did not have a significant impact on the operations or cash flow of the Company.

NOTE 9.     OTHER MATTERS

Sale of Nalley's Canada Ltd.: On March 20, 1995 Curtice-Burns announced its intention to sell its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was finalized subsequent to year end (as of June 26, 1995) and was contemplated by Pro-Fac in conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale.

Subsequent Event: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods is in the process of being merged into the Company's Comstock Michigan Fruit operations.

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods Fire: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by Curtice-Burns prior to the acquisition. Subsequent to the acquisition, additional costs in the amount of $2.3 million were incurred for which negotiations are currently in progress with the insurance carriers. As of June 24, 1995, the Company has received $10.0 million in proceeds from the insurance claims for the fire. Subsequent to fiscal year end, $2.5 million was received for a total of $12.5 million with $10.0 million receivable at August 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon consummation of the Acquisition, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The initial management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. Both the New Credit Agreement and the Indenture provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors.

Set forth below is certain information concerning the individuals who serve as directors and executive officers of the Company as well as other corporate officers and the individuals who serve as presidents and chief executive officers of certain of the Company's divisions.


                                    Year of
          Name                       Birth                              Positions
------------------------            -------      ---------------------------------------------------------
Roy A. Myers(1)                      1931        President and Chief Executive Officer and Director

William D. Rice                      1934        Senior Vice President, Chief Financial Officer, Secretary
                                                     and Treasurer

Stephen R. Wright                    1947        Senior Vice President -- Procurement

Patrick D. Lindenbach                1955        Executive Vice President of the Company and President
                                                    and Chief Executive Officer of Nalley's

Diana T. Bartalo                     1946        Assistant Treasurer and Director of Financial Reporting

Robert E. McMahon                    1941        Vice President Information Systems

Blaine B. Petersen                   1928        Vice President Operations

Earl L. Powers                       1944        Vice President and Controller

Beatrice B. Slizewski                1943        Vice President Corporate Communications

Lois J. Warlick-Jarvie               1958        Vice President Human Resources

Dennis M. Mullen                     1953        President and Chief Executive Officer of CMF

Thomas A. Collins                    1938        President and Chief Executive Officer of Southern

Eugene W. Hermenet                   1936        President and Chief Executive Officer of Brooks

Ronald R. Fithen                     1946        President and Chief Executive Officer of Finger Lakes

Robert V. Call, Jr.(2)               1926        Director and Chairman of the Board

Bruce R. Fox(2)                      1947        Director

Cornelius D. Harrington, Jr.(3)      1927        Director

Steven D. Koinzan(2)                 1948        Director

William B. McKnight, Jr.(3)          1945        Director

Frank M. Stotz(3)                    1930        Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

Roy A. Myers has been the Chief Executive Officer and a Director of the Company since the completion of the Acquisition. Mr. Myers served as a Director and Executive Vice President of the Company from 1987 to the completion of the Acquisition (at which time he was appointed the Chief Executive Officer). He served as Vice President-Operations of the Company from 1985 to 1987 and as Vice President of the Company from 1983 to 1985. He has been an employee of the Company or a predecessor to the Company since 1955 in various other capacities including Industrial Relations Manager, Operations Manager and President of the Corporate Services Division. He was General Manager of Pro-Fac from 1987 until the completion of the Acquisition, having served as Assistant General Manager from 1983 to 1987.

William D. Rice has been Senior Vice President Finance and Administration of the Company since 1991, Secretary of the Company since 1989 and Treasurer of the Company since 1975. He was Vice President-Finance of the Company from 1969 to 1991. He has been Assistant Treasurer of Pro-Fac since 1970.

Stephen R. Wright has been Senior Vice President -- Procurement of the Company since the completion of the Acquisition. He was Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

Patrick D. Lindenbach has been an Executive Vice President of the Company since March 1993 and Division President and Chief Executive Officer of Nalley's since June 1990. He was Division President and Chief Executive Officer of Nalley's Canada Ltd. from 1988 to 1990. Prior to working at the Company, he held various positions at Kellogg Salada Canada Inc., Warner Lambert Canada, Inc. and Standard Brands Canada Ltd.

Diana T. Bartalo has been Director of Financial Reporting since 1992; Assistant Treasurer since 1988; Corporate Accounting Manager 1976-1992; and held several administrative staff positions 1970-1976.

Robert E. McMahon has been Vice President Information Systems since November 1993; prior to that he was Vice President, Information Systems for the Comstock Michigan Fruit Division 1992-1993 and Director of Corporate Information Systems since December 1991. He joined the Comstock Michigan Fruit Division as Systems Integration Manager in 1989 and became Director of Information Systems for that Division in 1990. Prior to employment with Curtice-Burns, he held management, executive and technical positions with such organizations as Abbott Labs, BASF, IBM, MTech, and Price Waterhouse.

Blaine B. Petersen has been Vice President Operations since 1991; prior to that he was Director of Operations since 1990. Before joining Curtice- Burns, he was Vice President Plant Operations, Grace Culinary Systems Division of W.R. Grace & Co. 1988-1990, Vice President Operations, Fishery Products, Inc. 1983-1988. Various executive management positions 1969-1983.

Earl L. Powers has been Vice President and Controller since March 1993, and Vice President Finance and Management Information Systems, Comstock Michigan Fruit Division of the Company 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Curtice-Burns and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Curtice- Burns (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a small business consulting agency in Rochester, New

York. Previous food industry experience includes 14 years with the R.T. French Company (1974 - 1988) -- eight years in public relations and seven years in various accounting functions.

Lois J. Warlick-Jarvie has been Vice President Human Resources since January 1993; Corporate Director Human Resources July 1991 to January 1993; Manager
Compensation, Benefits and Risk Management January 1989 to July 1991; various administrative staff positions within the Company 1982 to 1989.

Dennis M. Mullen has been President and Chief Executive Officer of CMF since March 1993. He was Senior Vice President and Business Unit Manager Food Service of CMF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley's from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

Thomas A. Collins has been President and Chief Executive Officer of Southern since 1990. He was Executive Vice President of Southern from 1989 to 1990, Vice President-Sales and Marketing of Southern from 1985 to 1989, Vice President, Marketing for Retail and Foodservice of Southern from 1981 to 1985 and Vice President, Foodservice Sales of Southern from 1975 to 1981.

Ronald R. Fithen has been President and Chief Executive Officer of Finger Lakes since 1991. Prior to joining the Company in 1991, he was Plant Manager for Continental Can's largest manufacturing operation in St. Louis.

Eugene W. Hermenet has been President and Chief Executive Officer of Brooks since 1978. He was Executive Vice President of Brooks from 1975 to 1978. He was President of Silver Floss from 1972 to 1975, Vice President of Silver Floss from 1971 to 1972 and Assistant to the President of Silver Floss from 1969 to 1971.

Robert V. Call, Jr. has been a Director of the Company since the completion of the Acquisition. Mr. Call had been a Director of the Company since 1986 until completion of the Acquisition (at which time he resigned and was reappointed). He has been a Director of Pro-Fac since 1962. He was President of Pro-Fac from 1986 to March 27, 1995, having served as Treasurer from 1973 to 1984. He has been a member of Pro-Fac since 1961. He is a vegetable, fruit and grain farmer (My-T Acres, Inc., Batavia, NY).

Bruce R. Fox has been a Director of the Company since the completion of the Acquisition. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

Cornelius D. Harrington, prior to his retirement, was President of the Bank of New England-West in Springfield, MA or a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, MA. He has been a Director of the Farm Credit Bank of Springfield since January 1994.

Steven D. Koinzan has been a Director of the Company since the completion of the Acquisition. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

William B. McKnight, Jr. has been a Director of the Company since the completion of the Acquisition. Mr. McKnight is President and Chief Executive Officer of Wise Snack Foods. He was Executive Vice President of the Nabisco Foods Group of RJR Nabisco, Inc. until 1993. He was President and Chief Executive Officer of the Nabisco Foods Company from 1988 to 1992 and President of the Biscuit Division of the Nabisco Foods Group from 1986 to 1988. Mr. McKnight was President of the Grocery Division of the Nabisco Foods Group from 1984 to 1986, President of the Grocery Products Division from 1982 to 1984 and Vice President, Marketing of the Special Products Division from 1981 to 1982. From 1968 to 1981, he held various management positions at General Mills, Inc. Mr. McKnight has been a Director of VideOcart, Inc. since 1989 and a Director of Ghirardelli Chocolate Company since 1991. He is a member of the Executive Committee of the Kenyon College Fund and St. Clare's Riverside Hospital.

Frank M. Stotz has been a Director of the Company since the completion of the Acquisition. Mr. Stotz retired in 1994 from his position as Senior Vice President -- Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the Rochester office of Price Waterhouse. Mr. Stotz serves on the Boards of Trustees of St. John Fisher College, The Genesee Hospital, The Rochester Center for Governmental Research and The Automobile Club of Rochester. He is also a member of the Bishop's Council of the Catholic Diocese of Rochester.

Term of Office: All directors of the Company will hold office from the date of election until the next annual meeting of shareholders or until their successors are duly elected and qualified. Each executive officer of the Company will hold office from the date of election until his successor is elected or appointed.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and certain other most highly compensated Executive Officers of the Company earned during fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993.

Executive Compensation
Summary Compensation Table - Successor Entity
November 4, 1994 to June 24, 1995

                                                                                              Long-Term
                                                                   Annual                   Compensation           Deferred
                                                                Compensation 1                 Awards               Profit
 Name and Principal Position                   Year        Salary           Bonus 2            Options              Sharing
----------------------------                   ----        --------        --------            -------             --------
Roy A. Myers -                                 1995        $258,375        $200,539              $     0            $10,609
     President, CEO
     and Director

William D. Rice -                              1995        $159,081        $116,143              $     0            $ 9,791
     Senior Vice President, CFO,
     Secretary and Treasurer

Patrick D. Lindenbach -                        1995        $128,927        $ 71,504              $     0            $ 8,134
     Executive Vice President

Dennis M. Mullen -                             1995        $112,772        $ 71,207              $     0            $ 7,265
     President, Comstock
     Michigan Fruit Division

Stephen R. Wright                              1995        $ 98,373        $ 51,628              $     0            $ 4,520
     General Manager,Pro-Fac
     Cooperative, Inc.

Thomas A. Collins                              1995        $ 97,867        $ 65,941              $     0            $ 5,947
     President, Southern
     Frozen Foods

1 No named Executive Officer has received personal benefits during the period in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of the Company (the 'Incentive Plan'), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ('Pro-Fac').

Executive Compensation
Summary Compensation Table - Predecessor Entity
Prior to November 3, 1994

                                                                                  Long-Term
                                                          Annual                 Compensation        Deferred
                                                       Compensation 1               Awards            Profit         All Other(3)
 Name and Principal Position                Year     Salary        Bonus 2         Options           Sharing        Compensation
----------------------------                ----     -------      --------       ------------        --------       ------------
J. William Petty                            1995     $153,292     $ 90,442           $     0         $14,999           $424,000
     President and Chief                    1994      406,369      219,440                 0          13,323                  0
     Executive Officer                      1993      322,498      148,739            66,800               0                  0

Roy A. Myers -                              1995     $ 81,552     $      0           $     0         $     0           $      0
     Executive Vice President               1994      228,615      101,231                 0           7,886                  0
     and Director                           1993      219,969       35,943            18,200               0                  0

William D. Rice -                           1995     $ 80,984     $      0           $     0         $     0           $      0
     Senior Vice President,                 1994      230,912      102,248                 0           7,933                  0
     Secretary and Treasurer                1993      222,700       36,389            19,500               0                  0

Patrick D. Lindenbach -                     1995     $ 69,031     $      0           $     0         $     0           $      0
     Executive Vice President               1994      189,083       66,438                 0           6,403                  0
                                            1993      166,779      102,152            12,700               0                  0

Dennis M. Mullen -                          1995     $ 66,786     $      0           $     0         $     0           $      0
     President, Comstock                    1994      170,128      101,643                 0           5,761                  0
     Michigan Fruit Division                1993      151,880       98,531            10,200               0                  0

1 No named Executive Officer has received personal benefits during the listed years in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of the Company (the 'Incentive Plan'), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ('Pro-Fac').

3  Salary continuation pursuant to the Key Executive Severance Plan.

Retirement Plans: The Company's Master Salaried Retirement Plan (the 'Pension Plan') provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the 'summary compensation tables.'

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 24, 1995, of the Executive Officers listed in the compensation tables are as follows: J. William Petty-10, Patrick D. Lindenbach-6, Dennis M. Mullen-5, Roy A. Myers-33, William D. Rice-23, Thomas A. Collins-14, and Stephen R. Wright-22.

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

                                                Pension Plan Table

                                         Years of Plan Participation
   Final                -----------------------------------------------------------------------------------
Average Pay               15                20                 25                  30                 35
-----------             -------          --------           --------            --------           --------
  $125,000              $22,586          $ 29,522           $ 36,435            $ 43,397           $ 50,540
   150,000               27,836            36,522             45,185              53,897             62,790
   175,000               33,086            43,522             53,935              64,397             75,040
   200,000               38,336            50,522             62,685              74,897             87,290
   225,000               43,586            57,522             71,435              85,397             99,540
   250,000               48,836            64,522             80,185              95,897            111,790
   275,000               54,086            71,522             88,935             106,397            124,040
   300,000               59,336            78,522             97,685             116,897            136,290
   325,000               64,586            85,522            106,435             127,397            148,540
   350,000               69,836            92,522            115,185             137,897            160,790
   375,000               75,086            99,522            123,935             148,397            173,040
   400,000               80,336           106,522            132,685             158,897            185,290

The benefits listed on the Pension Plan Table are not subject to any deduction for Social Security.

The Company also maintains a Supplemental Executive Retirement Plan ('SERP') to ensure that certain key executives affected by joining the Company at mid-career will receive levels of retirement income reasonably related to their service and compensation, and reflecting their contribution to the success of the Company.

Presently the SERP includes Mr. Petty as a participant. The Plan ensures that participants will receive, from all past and current employment sources, a minimum aggregate benefit of 50 percent of Final Average Base Salary upon retirement at age 65 with decreasing amounts as early as age 62, but no SERP benefit if retirement occurs prior to age 62. Final Average Base Salary is defined as the average of the highest three consecutive calendar years' compensation, including base salary and cash incentive bonuses. Retirement benefits for SERP participants will be paid from a combination of five sources:
The Master Salaried Retirement Plan of the Company, the interest income available from the accumulations in the Company's Deferred Profit Sharing Plan, primary benefits under Social Security, any pension plans from previous employment, and finally, an increment paid by the SERP from the Company's general funds to bring the aggregate benefits to the prescribed level. The SERP is not tax qualified and is not subject to the various maximum benefit limitations prescribed in

ERISA and the 1986 Tax Reform Act. The total projected annual benefit payable under this supplemental plan to Mr. Petty is $113,136.

Change of Control Provisions of Severance and Other Benefit Plans: The Company has adopted a Change of Control Severance Plan concerning certain key employees and Executive Officers (the 'Plan'). The Plan provides salary and benefit continuation to designated executives (including the named executives listed in the compensation table) in the event their employment is terminated within a specified period after a change of control of the Company, as such term is defined in the Plan.

The Plan will remain in existence until November 3, 1996. The Plan provides for salary and benefit continuation upon termination other than for cause within the two-year period following a Change of Control as follows: one year of salary and benefit continuation for Messrs. Petty, Myers and Rice; two years of salary and benefit continuation for the other designated executives including Messrs. Lindenbach, Mullen, and Collins, or until the executive obtains other employment at an annual salary not less than 75 percent of his annual salary at termination, whichever occurs first.

Under the terms of the Agreement, Mr. Petty is entitled to a minimum supplemental retirement benefit equal to 50 percent of his current salary, less all other sources of retirement income including his supplemental retirement benefit under the Curtice-Burns Foods Supplemental Executive Retirement Plan. The total projected annual benefit payable under this provision of the Plan to Mr. Petty is $46,508. Messrs. Myers and Rice would e entitled to a supplemental retirement benefit equal to the benefit they would receive from the Curtice-Burns Foods Master Salaried Retirement Plan if they continue working until age 65 at their current salary level, less their actual retirement benefit from this Plan. In all cases, the supplemental retirement benefits begin at the end of the salary and benefit continuation period. Also, upon a Change of Control all stock options granted prior to February 18, 1994 became exercisable.

If any excise tax is imposed on Mr. Petty in respect to payments under these agreements and the accelerated vesting of stock options, the Company will pay to Mr. Petty an amount that will net him the same sum as he would have retained if the excise tax did not apply.

The Profit Sharing Plan and the Incentive Plan also contain a change of control provision pursuant to which, in the event of a change of control of the Company, participants in such plan who are terminated within two years following a change in control are entitled to an allocation of benefits under such plan for the fiscal year of their termination on a pro rata basis for the part of the year they were employed.

Directors Compensation: In fiscal 1995, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. In fiscal 1995, all other outside directors, Messrs. Harrington, McKnight, and Stotz received $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board. Mr. Myers was not paid directors' fees.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of he Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  PRO-FAC MARKETING AND FACILITATION AGREEMENT

The Company has a contractual relationship with Pro-Fac Cooperative, Inc. (its parent Company), an agricultural cooperative which, since its organization, has supplied a substantial portion of the raw food products processed by the Company from crops grown by its approximately 650 members.

General: Upon consummation of the Transactions, the Integrated Agreement was terminated, and Pro-Fac and the Company entered into the Pro-Fac Marketing and Facilitation Agreement. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac and the Company will continue the marketing and management arrangements of the Integrated Agreement. The Pro-Fac Marketing and Facilitation Agreement is the successor to similar marketing agreements between the Company and Pro-Fac that have been continuously in effect since these companies' formations in the early 1960s.

Purchase of Crops From Pro-Fac: Under the Pro-Fac Marketing and Facilitation Agreement, the Company purchases crops from Pro-Fac at the Commercial Market Value of those crops, which is defined generally as the weighted average of the prices paid by other commercial processors for similar crops used for similar or related purposes sold under preseason contracts and in the open market in the same or similar market areas. Under the predecessor agreements to the Pro-Fac Marketing and Facilitation Agreement, the Company paid Pro-Fac $59.8 million and $59.2 million as Commercial Market Value for crops purchased from Pro-Fac in fiscal years 1994 and 1993, respectively. In fiscal 1995 the Company paid Pro-Fac $55.9 million as commercial market value for crops. The crops purchased by the Company from Pro-Fac represented approximately 73 percent, 65 percent, and 60 percent of all raw agricultural crops purchased by the Company in fiscal 1995, 1994, and 1993, respectively.

Commercial Market Value will be determined, similar to the process that existed prior to the Acquisition, by a joint committee of the Boards of Directors of Pro-Fac and the Company, which is currently comprised of the Chief Executive Officer of the Company and an equal number of Pro-Fac directors and
Disinterested Directors. The Pro-Fac Marketing and Facilitation Agreement requires a majority of the Disinterested Directors to approve the recommendation of the joint committee. Although Commercial Market Value is intended to be no more than the fair market value of the crops purchased by the Company, it may be more or less than the price the Company would pay in the open market in the absence of the Pro-Fac Marketing and Facilitation Agreement. The volume and type of crops to be purchased by the Company under the Pro-Fac Marketing and Facilitation Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors.

Patronage Income of Pro-Fac: In addition to Commercial Market Value, under the Pro-Fac Marketing and Facilitation Agreement, the Company will pay to Pro-Fac as additional patronage income (the 'additional patronage income') up to 90 percent of the Company's pretax income on Pro-Fac related products (the 'Pro-Fac Products'), or reduce Commercial Market Value by up to 90 percent of the Company's losses on Pro-Fac Products. The Pro-Fac Marketing and Facilitation Agreement provides that additional patronage income may not exceed 50 percent of the Company's entire pretax income and that no more than 50 percent of the Company's entire pretax loss will be charged to Pro-Fac, through a reduction of Commercial Market Value, during the term of the Notes. Additional patronage income is paid to Pro-Fac for services provided to the Company, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of operations of the business.

In fiscal 1995 the Company paid Pro-Fac additional patronage income of $9.6 million.

The Company has historically paid Pro-Fac additional patronage income based on a portion of the Company's pretax income. Under the predecessor agreements to the Pro-Fac Marketing and Facilitation Agreement, additional patronage income has generally been equal to 50 percent of the pretax income of the Company, or in loss years amounts due to Pro-Fac for interest on its loans to the Company have been reduced by 50 percent of the Company's pretax losses. The Company paid additional patronage income to Pro-Fac of $16.9 million in fiscal 1994 on account of the Company's earnings for that year. In fiscal 1993, the Company reduced the amount of interest due to Pro-Fac by $21.8 million based on a 50 percent allocation of a loss at the Company.

Historically, the Company has deducted additional patronage income for income tax purposes as an ordinary and necessary business expense for accommodations provided to the Company by Pro-Fac. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac will continue to provide many of the same services as it has in the past. Although the Company is a wholly-owned subsidiary of Pro-Fac, the payment of additional patronage income will be subject to a similar methodology to that established at arm's length in the past and will be approved by a majority of the Disinterested Directors. The Indenture provides that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors. The Company's management believes that it will continue to be able to pay additional patronage income to Pro-Fac and deduct such payments for federal income tax purposes as ordinary and necessary business expenses.

There can be no assurance that all of such payments will be able to be deducted in the future.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and securities as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in securities. Funds made available by the distribution of investment certificates to members in lieu of cash have historically been reinvested by Pro-Fac in the Company. Under the Indenture, Pro-Fac will be required to reinvest at least 70 percent of the additional patronage income in the Company.

Under the Pro-Fac Marketing and Facilitation Agreement, the Company will continue to manage the business and affairs of Pro-Fac and provide all personnel and systems required for its management, and Pro-Fac will pay the Company a quarterly fee of $25,000 for these services.

Borrowings by Pro-Fac: The Indenture governing the Notes permits the Company to make demand loans to Pro-Fac for working capital purposes in amounts not exceeding $10.0 million at any time outstanding, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Seasonal Facility. The loan balance must be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Notes and the New Credit Agreement, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Indenture does not permit Pro-Fac to incur any other Indebtedness.

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank are capital certificates that are redeemed by the Bank, currently beginning six years after issuance in four quarterly installments. As of June 24, 1995, the amount of Pro-Fac's investment in the Bank was approximately $22.9 million. Pursuant to its capital purchase obligation, Pro-Fac increased its investment in the Bank by $1.3 million and $2.6 million in fiscal 1995 and 1994, respectively. Amounts paid to Pro-Fac on account of dividends and the redemption of capital certificates in connection with such investment were $2.3 and $3.1 million in fiscal 1995 and 1994, respectively. In connection with the Transactions, Pro-Fac contributed its investment in the Bank to the capital of the Company.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. Prior to the Acquisition, these crops were sold to the Company pursuant to the Integrated Agreement. During fiscal 1995, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Curtice-Burns for the following aggregate amounts:


                                                    RELATIONSHIP                     AGGREGATE AMOUNT PAID
        NAME                                         TO PRO-FAC                         IN FISCAL 1994
--------------------                                ------------                     ---------------------
                                                                                     (DOLLARS IN MILLIONS)

Dale E. Burmeister................................  Director                                     $ 0.1
Robert V. Call, Jr................................  Director                                       2.1
Glen Lee Chase....................................  Director                                       0.1
Tommy R. Croner...................................  Director and Secretary                         0.3
Albert P. Fazio...................................  Director and Vice President                    0.2


                                                    RELATIONSHIP                     AGGREGATE AMOUNT PAID
        NAME                                         TO PRO-FAC                         IN FISCAL 1994
---------------------                               ------------                     ---------------------
                                                                                     (DOLLARS IN MILLIONS)
Bruce R. Fox......................................  Director and President                         1.1
Steven D. Koinzan.................................  Director and Treasurer                         0.2
Kenneth A. Mattingly..............................  Director                                       0.7
Paul E. Roe.......................................  Director                                       0.5
Allan Mitchell....................................  Director                                       0.2

                      STOCK OPTION PAYMENTS TO MANAGEMENT

In conjunction with the acquisition of the Company, $1.7 million representing the aggregate payments that were made in connection with the cancellation of certain outstanding options to purchase shares of Curtice- Burns stock which were exercisable at a price less than $19.00 per share.

Of the total stock option payments made in conjunction with the acquisition, following were the payments to those listed in the summary compensation tables:


                          Name                                          Amount
                 ---------------------                                 --------
                 J. William Petty                                      $340,856
                 Roy A. Myers                                          $148,348
                 William D. Rice                                       $154,231
                 Patrick D. Lindenbach                                 $ 85,545
                 Dennis M. Mullen                                      $ 17,850
                 Stephen R. Wright                                     $ 27,746
                 Thomas A. Collins                                     $ 46,296


                          SALE OF NALLEY'S CANADA LTD.

Subsequent to the end of the fiscal year, the Company sold its Nalley's Canada Ltd. subsidiary to a group of investors led by Mr. Patrick Lindenbach, who is Chief Executive Officer for the Company's Nalley's Fine Foods Division. The sale price was approximately $8 million, one-half in cash and one-half in notes. The effect on ongoing earnings is negligible and appropriate incentives, reporting relationships, and management reports have been instituted to avoid any problems or appearance of problems with conflict of interest.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 15, 1996, at an annual cost of approximately $25,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                 The Following Appear in ITEM 8 of This Report

    ITEM                                                                                    Page
    ----                                                                                    ----
Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Report of Independent Accountants.......................................................  31
   Management's Responsibility for Financial Statements....................................  33
   Consolidated Financial Statements for the years ended June 24, 1995, June 25,
      1994, and June 26, 1993:
         Consolidated Statement of Operations and
            Retained Earnings..............................................................  34
         Consolidated Balance Sheet........................................................  35
         Consolidated Statement of Cash Flows..............................................  36
         Notes to Consolidated Financial Statements........................................  37

         (2) The following additional financial data are set forth herein:

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                                  SCHEDULE VIII


Curtice-Burns Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 24, 1995


                                                         Fiscal 1995
                                              -----------------------------------
                                                Successor*          Predecessor       Predecessor     Predecessor
                                              11/4/94-6/24/95     6/26/94-11/3/94     Fiscal 1994     Fiscal 1993
                                              ---------------     ---------------     -----------     -----------
Allowance for doubtful accounts
   Balance at beginning of period                $683,000           $1,066,000        $  801,000      $ 1,353,000
   Additions charged to expense                  $ 91,000           $  292,000        $  702,000      $   346,000
   Deductions                                    $101,000           $  427,000        $  437,000      $   898,000
   Balance at end of period                      $673,000           $  931,000        $1,066,000      $   801,000

Inventory reserve
   Balance at beginning of period                $     --           $  379,000        $1,189,000      $ 2,520,000
   Net change                                    $144,000           $  635,000        $ (810,000)     $(1,331,000)
   Balance at end of period**                    $144,000           $1,014,000        $  379,000      $ 1,189,000

 *Valuation accounts were revalued by the acquiring company.

**Difference between FIFO cost and market applicable to canned and frozen fruit and vegetable inventories.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

         (3)The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

   (b) EXHIBITS:

         EXHIBIT
         NUMBER                                DESCRIPTION
         -------          ---------------------------------------------------------
          3.3**           Certificate of Incorporation of Curtice-Burns.

          3.4             Bylaws of Curtice-Burns.

         10.1**           Indenture, dated as of November 3, 1994 (the 'Inden-
                          ture'), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust
                          Company ('IBJ'), as Trustee, as amended by First
                          Supplemental Indenture, dated as of November 3, 1994,
                          each with respect to Curtice-Burns' 12.25 percent Senior
                          Subordinated Notes due 2005 (the 'Notes').

         10.2**           Term Loan, Term Loan Facility and Seasonal Loan
                          Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the 'Bank'),
                          Curtice-Burns and PFAC.

         10.3**           Parent Guaranty, dated as of November 3, 1994, by Pro-Fac
                          in favor of the Bank.

         10.4** Parent Security Agreement, dated as of November 3, 1994 between Pro-Fac and the Bank.

         10.5**           Mortgage, Open End Mortgage, Deed of Trust, Trust Deed,
                          Deed to Secure Debt, Purchase Money Mortgage, Assignment,
                          Security Agreement and Financing Statement dated November
                          3, 1994 among PFAC, Curtice-Burns and the Bank.

         10.6** Marketing and Facilitation Agreement, dated as of No-vember 3, 1994, between Pro-Fac and Curtice-Burns.

         10.7**           Management Incentive Plan, as amended.

         10.8**           Supplemental Executive Retirement Plan, as amended.

         10.9**           Key Executive Severance Plan, as amended.

         10.10**          Master Salaried Retirement Plan, as amended.

         10.11**          Non-Qualified Profit Sharing Plan, as amended.


         10.12**          Excess Benefit Retirement Plan.

         10.13*           Modification A of Term Loan, Term Loan Facility, and
                          Seasonal Loan Agreement, dated as of January 26, 1995, between Curtice-Burns and the Bank.


         EXHIBIT
         NUMBER                                DESCRIPTION
         -------          ---------------------------------------------------------
         10.14*           Second Amendment to Non-Qualified Profit Sharing Plan.


         10.15            Modifications B-D of Term Loan, Term Loan Facility, and
                          Seasonal Loan Agreement Between Curtice-Burns and the
                          Bank.

         21.1             List of Subsidiaries.

         27               Financial Data Schedule.

 *   Incorporated by reference from Registration Statement No. 33-60273.

** Incorporated by reference from Registration Statement No. 33-56517, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: August 16, 1995

                                         CURTICE-BURNS FOODS, INC.



                                         By /s/ William D. Rice
                                            ------------------------------
                                            William D. Rice, Senior Vice
                                            President, Secretary and
                                            Treasurer

                               POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROY A. MYERS and WILLIAM D. RICE, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneysin-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                     Title                                   Date
    ---------                     -----                                   ----


/s/ Roy A. Myers              President and                             8/16/95
----------------------------- Chief Executive
   (ROY A. MYERS)             (Principal Executive
                              Officer)



/s/ William D. Rice           Senior Vice President,                    8/16/95
----------------------------- Secretary and Treasurer
   (WILLIAM D. RICE)          (Principal Financial
                               Officer)



/s/ Robert V. Call, Jr.       Chairman of the Board;                    8/16/95
----------------------------- Director
   (ROBERT V. CALL, JR.)



/s/ Bruce R. Fox              Treasurer and Director                    8/16/95
-----------------------------

   (BRUCE R. FOX)



/s/ Cornelius D. Harrington   Director                                  8/16/95
-----------------------------
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan         Director                                  8/16/95
-----------------------------
   (STEVEN D. KOINZAN)



/s/ William B. McKnight, Jr.  Director                                  8/16/95
-----------------------------
   (WILLIAM B. MCKNIGHT, JR.)



/s/ Frank M. Stotz            Director                                  8/16/95
-----------------------------
   (FRANK M. STOTZ)

                                      70