Form 10-Q
period 1995-09-23
CURTICE BURNS FOODS INC
filed 1995-10-26
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

   (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 23, 1995
                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

             Registration Statement (Form S-4)Number 33-56517


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

                       YES  X                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 1995.

                           Common Stock:  10,000

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations and Retained Earnings

(Dollars in Thousands)
                                                                              Quarter Ended
                                                                      September 23,     September 24,
                                                                          1995              1994
                                                                        Successor        Predecessor
Net sales                                                               $165,178          $176,847
Cost of sales                                                            122,646           126,844
Gross profit                                                              42,532            50,003
Restructuring expenses, including net loss from
  division disposals                                                          --            (8,415)
Change in control expenses                                                    --            (1,750)
Gain on assets result of the fire claim                                       --             6,469
Other selling, administrative, and general expenses                      (36,725)          (37,973)
Operating income before dividing with Pro-Fac                              5,807             8,334
Interest expense                                                         (10,046)           (5,071)
Pretax (loss)/earnings before dividing with Pro-Fac                       (4,239)            3,263
Pro-Fac share of loss/(earnings)                                           2,120            (1,493)
(Loss)/income before taxes                                                (2,119)            1,770
Tax benefit/(provision)                                                      285            (1,437)
Net (loss)/income                                                         (1,834)              333
Retained earnings at beginning of period                                      --            58,121
Less cash dividends declared                                                  --            (1,390)
Retained earnings  at end of period                                     $ (1,834)         $ 57,064

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

                                                                                     Successor    Successor   Predecessor
                                                                                   September 23,  June 24,   September 24,
                                                                                       1995         1995         1994

Assets
Current assets:
  Cash                                                                               $  6,068     $  4,158     $  7,293
  Accounts receivable trade, net                                                       60,913       47,341       65,120
  Accounts receivable, other                                                           12,753       19,812        8,055
  Income taxes refundable                                                               1,105        1,043           --
  Current deferred tax asset                                                            3,954        6,784       12,618
  Inventories -
    Finished goods                                                                    179,559      108,691      179,427
    Raw materials and supplies                                                         52,387       51,491       44,488
      Total inventories                                                               231,946      160,182      223,915
  Receivable from Pro-Fac                                                               5,725        1,001           --
  Prepaid manufacturing expense                                                            --        9,903           --
  Prepaid expenses and other current assets                                             4,944        2,306        6,151
      Total current assets                                                            327,408      252,530      323,152
Investment in Bank                                                                     22,907       22,907           --
Property, plant, and equipment, net                                                   276,461      272,192      160,288
Goodwill and other intangibles, net                                                    79,375      101,494       24,487
Assets held for sale                                                                    5,521       13,863           --
Other assets                                                                           13,560        9,298       17,914
      Total assets                                                                   $725,232     $672,284     $525,841
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                                      $ 86,000     $     --     $ 40,000
  Accounts payable                                                                     59,122       60,112       53,491
  Income taxes payable                                                                     --           --        1,288
  Due to Pro-Fac                                                                           --           --       49,304
  Accrued interest                                                                      4,525        9,171          503
  Accrued employee compensation                                                         7,042       11,644        8,597
  Accrued manufacturing expense                                                           787           --        2,249
  Other accrued expenses                                                               19,295       15,116       32,906
  Current portion of obligations under capital leases                                     764          764       18,430
  Current portion of long-term debt                                                     8,008       11,552       14,641
      Total current liabilities                                                       185,543      108,359      221,409
Long-term debt                                                                        185,274      183,665       89,848
Senior subordinated notes                                                             160,000      160,000           --
Obligations under capital leases                                                        1,650        1,620      114,379
Deferred income tax liabilities                                                        34,923       59,721       16,338
Other non-current liabilities                                                          18,593       17,836        3,974
      Total liabilities                                                               585,983      531,201      445,948
Commitments and Contingencies
Shareholders' Equity:
  Class A common - $.99 par value; -0-,
    -0-, and 10,125,000 shares
      authorized; -0-, -0-, and 6,628,430
        outstanding, respectively                                                          --           --        6,567
  Class B common - $.99 par value; -0-,
    -0-, and 4,050,000 shares
      authorized; -0-, -0-, and 2,056,876
        outstanding, respectively                                                          --           --        2,036
  Common stock, par value $.01
    10,000 shares outstanding,
      owned by Pro-Fac                                                                     --           --           --
                                     September 23,  June 24,  September 24,
                                         1995         1995        1994
  Additional paid-in capital:
    Shareholder paid-in capital        151,083      151,083      14,271
    Less capital contribution
      receivable                        10,000       10,000          --
                                       141,083      141,083      14,271               141,083      141,083       14,271
    Retained earnings                                                                  (1,834)          --       57,064
    Minimum pension liability                                                              --           --          (45)
      Total shareholders' equity                                                      139,249      141,083       79,893
      Total liabilities and shareholders' equity                                     $725,232     $672,284     $525,841

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

                                                                                           Quarter Ended
(Dollars in Thousands)                                                             September 23,   September 24,
                                                                                       1995            1994
                                                                                     Successor      Predecessor
Cash Flows From Operating Activities:
  Net (loss)/income                                                                  $ (1,834)       $    333
  Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
    Restructuring:
      Net loss from division disposals                                                     --           5,567
      Including net operating losses subsequent to decision to dispose                     --           2,848
    Gain on assets resulting from fire claim                                               --          (6,469)
    Amortization of goodwill, other intangibles, and financing fees                     1,180             422
    Depreciation                                                                        6,374           4,671
    Change in assets and liabilities:
      Accounts receivable                                                              (5,138)         (7,075)
      Inventories                                                                     (67,486)        (67,181)
      Income taxes refundable/payable                                                     (62)          1,525
      Accounts payable and accrued expenses                                              (580)         (9,985)
      Receivable from/payable to Pro-Fac                                               (4,724)          1,357
      Other assets and liabilities                                                     (3,895)          6,298
    Deferred taxes                                                                       (122)           (751)
Net cash used in operating activities                                                 (76,287)        (68,440)

Cash Flows From Investing Activities:
  Purchase of property, plant, and equipment                                           (5,258)         (4,419)
  Proceeds from disposals                                                               4,790              44
  Cash paid for acquisition                                                            (5,400)             --
Net cash used in investing activities                                                  (5,868)         (4,375)

Cash Flows From Financing Activities:
  Receivable from/payable to Pro-Fac                                                       --          38,500
  Proceeds from issuance of short-term debt                                            86,000          40,000
  Proceeds from issuance of long-term debt                                              5,400          10,912
  Payments on long-term debt                                                           (7,335)           (300)
  Payments on capital leases                                                               --         (10,594)
  Stock activity relating to Predecessor's equity                                          --              52
  Cash dividends paid                                                                      --          (1,390)
Net cash provided by financing activities                                              84,065          77,180
Net change in cash                                                                      1,910           4,365
Cash at beginning of period                                                             4,158           2,928
Cash at end of period                                                                $  6,068        $  7,293
All amounts above exclude the effects of the
  acquisition of Packer Foods as detailed in
    the Supplemental Disclosure of Cash Flow
      Information
Supplemental Disclosure of Cash Flow Information:
  Cash paid/(received) during the period for -
    Interest (net of amount capitalized)                                             $ 14,694        $  4,661
    Income taxes, net                                                                $    (82)       $    557

  Capital lease obligations incurred                                                 $     --        $    934

Acquisition of Packer Foods:
  Accounts receivable                                                                $  1,375        $     --
  Inventories                                                                           4,278              --
  Prepaid expenses and other current assets                                               270              --
  Property, plant and equipment                                                         5,884              --
  Goodwill                                                                                128              --
  Accounts payable                                                                     (4,954)             --
  Accrued expenses                                                                       (257)             --
  Deferred income tax                                                                    (226)             --
  Other non-current liabilities                                                        (1,098)             --
  Cash paid for acquisition                                                          $  5,400        $     --


The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                         CURTICE-BURNS FOODS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented. The Company is a wholly-owned subsidiary of Pro-Fac. The financial statements contained herein present the results of the Company during the period prior to its acquisition by Pro-Fac (the "Predecessor entity") as well as the period subsequent to its November 3, 1994 acquisition (the "Successor entity"). The financial statements of the Predecessor entity and Successor entity are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense. The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. Such allocations continue to be reviewed. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 24, 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Fiscal Year: The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period after November 3, 1994 (see NOTE 3). The fiscal year of the Successor entity corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Certain items for fiscal 1995 have been reclassified to conform with fiscal 1996 presentations.

NOTE 2.    AGREEMENTS WITH PRO-FAC

On November 3, 1994, Curtice-Burns was acquired by Pro-Fac. See NOTE 3 - "Change in Control of the Company." Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

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

Subsequent to the acquisition date, Pro-Fac invested an additional $3.9 million in the Company and committed to another $10.0 million investment.
The $10 million investment has been reflected as a capital contribution receivable on the balance sheet as the funds have not yet been transferred by Pro-Fac.

Funds made available by the distribution of retains to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the quarters ended September 23, 1995 and September 24, 1994 include: commercial market value of crops delivered, $31.8 million and $37.7 million, respectively; interest income, $4.2 million for the quarter ended September 24, 1994; and additional proceeds from profit/(loss) sharing provisions, $(2.1) million and $1.5 million, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

NOTE 3.    CHANGE IN CONTROL OF THE COMPANY

In 1993, the Company's management and Board of Directors began exploring several strategic alternatives for the Company, including a possible sale of all the equity of the Company. Those activities ultimately resulted in the Company entering into an Agreement and Plan of Merger with Pro-Fac and its subsidiary PFAC on September 27, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, on October 4,

1994, Pro-Fac initiated a tender offer for all of the Company's outstanding stock at $19.00 per share.
At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of the Company) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into the Company, making the Company a wholly-owned subsidiary of Pro-Fac.

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value, and the asset lives were adjusted for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $104.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $43.8 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." This amount was adjusted in the first quarter of fiscal 1996 in conjunction with the change in tax status of Curtice-Burns. See NOTE 5. The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million for goodwill and other intangible assets using lives ranging from 5 to 35-years.

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

Following, in capsule form, is the consolidated, unaudited results of operations of Curtice-Burns Foods for the quarters ended September 23, 1995 and September 24, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1995 fiscal year.

(In Millions)
                                      (Pro Forma is Unaudited)

                                         September 23, 1995         September 24, 1994
                                              Actual                Actual   Pro Forma
             Net sales                        $165.2                $176.8    $176.8
             (Loss)/income before taxes       $ (2.1)               $  1.8    $  4.3
             Net (loss)/income                $ (1.8)               $  0.3    $  1.8

NOTE 4.    DISPOSALS

Nalley's U.S. Chips and Snacks: On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On June 26, 1995, the Company sold the Nalley's Canada Ltd. subsidiary, located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

The Company's Nalley's U.S. division will provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada.

NOTE 5.    TAXES ON INCOME

In January 1995, the Boards of Directors of Curtice Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice-Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Pro-Fac's ruling also confirmed that the change in Curtice-Burns status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986. Accordingly, during the quarter ended September 23, 1995, the Company provided taxes on non-patronage earnings and patronage earnings to be retained by the Company. The effective tax benefit of approximately 13.4 percent recognized in the first quarter, is comprised of state income taxes , federal taxes on non-patronage earnings and patronage earnings retained by the Company. The Company's effective tax benefit is negatively impacted by the amount of non-deductible goodwill created in conjunction with the acquisition and merger of Curtice Burns Foods, Inc. by Pro-Fac Cooperative, Inc. as of November 3, 1994.

As a cooperative, deferred tax accounting is generally not required for temporary differences associated with patronage earnings allocated to members. Therefore, in conjunction with this change in tax status, deferred taxes have been adjusted based upon estimated future levels of patronage earnings to be allocated to members. As the change in tax status represents a resolution of an uncertainty related to income taxes outstanding at the date of the acquisition, the reduction in net deferred taxes of approximately $22 million has been applied against goodwill.

NOTE 6.    OTHER MATTERS

Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods is in the process of being merged into the Company's Comstock Michigan Fruit operations.

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by Curtice-Burns prior to the acquisition. Subsequent to the acquisition, additional costs in the amount of $2.3 million were incurred for which negotiations are currently in progress with the insurance carriers. As of September 23, 1995, the Company has received $12.5 million in proceeds from the insurance claims for the fire with approximately $6.4 million receivable at that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the first quarter of fiscal 1996 compared to the prior year quarter. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense.

The following tables illustrate the Company's results of operations by business for the quarters ended September 23, 1995 and September 24, 1994, and the Company's total assets by business as of September 23, 1995 and September 24, 1994.

Net Sales

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                         $       Total       $       Total
     Comstock Michigan Fruit ("CMF")                  $ 68.7      41.6%   $ 71.7      40.6%
     Nalley's Fine Foods                                46.4      28.1      43.9      24.8
     Southern Frozen Foods                              22.9      13.9      23.1      13.1
     Snack Foods Group                                  15.4       9.3      15.4       8.7
     Brooks Foods                                        6.9       4.2       5.4       3.1
     Finger Lakes Packaging                             12.3       7.4      14.6       8.3
     Intercompany eliminations1                         (7.4)     (4.5)     (9.7)     (5.6)
       Subtotal ongoing operations                     165.2     100.0     164.4      93.0
     Businesses sold2                                     --        --      12.4       7.0
       Total                                          $165.2     100.0%   $176.8     100.0%

1  Intercompany sales by Finger Lakes

2  The Company sold Nalley's U.S. Chips and Snacks business and Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals."

Operating Income Before Dividing with Pro-Fac1

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total
     CMF                                              $ 3.9       67.2%   $ 6.7       55.8%
     Nalley's Fine Foods                                1.0       17.2      4.4       36.7
     Southern Frozen Foods                              1.0       17.2      2.4       20.0
     Snack Foods Group                                  1.0       17.2      0.8        6.7
     Brooks Foods                                       0.4        6.9      0.1        0.8
     Finger Lakes Packaging                             0.8       13.8      1.0        8.3
     Intercompany eliminations                         (2.3)     (39.5)    (3.0)     (25.0)
       Subtotal ongoing operations                      5.8      100.0     12.4      103.3
     Businesses sold2                                    --         --     (0.4)      (3.3)
       Total                                          $ 5.8      100.0%   $12.0      100.0%

1  Table excludes restructuring loss from division disposals in fiscal 1995, change in control expense in fiscal 1995, and gain on assets as a result of a fire claim recorded in fiscal 1995.

2  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals."

Depreciation and Amortization

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total
     CMF                                              $3.5        48.0%   $2.7        49.1%
     Nalley's Fine Foods                               1.3        17.8     0.8        14.5
     Southern Frozen Foods                             1.3        17.8     0.6        10.9
     Snack Foods Group                                 0.5         6.8     0.5         9.1
     Brooks Foods                                      0.2         2.8     0.2         3.6
     Finger Lakes Packaging                            0.5         6.8     0.3         5.5
     Corporate                                          --          --     0.1         1.8
       Subtotal ongoing operations                     7.3       100.0     5.2        94.5
     Businesses sold 1                                  --          --     0.3         5.5
       Total                                          $7.3       100.0%   $5.5       100.0%

1  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals."
/TABLE

Total Assets

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total
     CMF                                              $338.2      46.6%   $258.9      49.2%
     Nalley's Fine Foods                               161.5      22.3      84.4      16.1
     Southern Frozen Foods                              99.2      13.7      47.6       9.1
     Snack Foods Group                                  28.0       3.9      24.1       4.6
     Brooks Foods                                       23.4       3.2      13.0       2.5
     Finger Lakes Packaging                             37.5       5.2      50.5       9.6
     Corporate                                          37.4       5.1      22.8       4.3
       Subtotal ongoing operations                     725.2     100.0     501.3      95.4
     Businesses sold1                                     --        --      24.5       4.6
       Total                                          $725.2     100.0%   $525.8     100.0%

1  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters ended September 23, 1995 and September 24, 1994.

Consolidated Statement of Operations

(Dollars in Millions)
                                                                         Quarter Ended
                                                               September 23,       September 24,
                                                                    1995                1994
                                                                         % of                % of
                                                                 $       Total      $        Total
Net sales                                                     $165.2     100.0%   $176.8     100.0%
Cost of sales                                                  122.6      74.2     126.8      71.7
Gross profit                                                    42.6      25.8      50.0      28.3
Restructuring expenses, including net loss from
  division disposals                                              --        --      (8.4)     (4.8)
Change in control expenses                                        --        --      (1.8)     (1.0)
Gain on assets incurred as result of a fire claim                 --        --       6.5       3.7
Other selling, administrative and general expenses             (36.8)    (22.3)    (38.0)    (21.5)
  Operating income/(loss) before dividing with Pro-Fac           5.8       3.5       8.3       4.7
  Interest expense                                             (10.0)     (6.0)     (5.1)     (2.9)
  Pretax (loss)/earnings before dividing with Pro-Fac           (4.2)     (2.5)      3.2       1.8
  Pro-Fac share of loss/(earnings)                               2.1       1.3      (1.5)     (0.8)
  Loss/(income) before taxes                                    (2.1)     (1.2)      1.7       1.0
  Tax benefit/(provision)                                        0.3       0.1      (1.4)     (0.8)
  Net loss/(income)                                           $ (1.8)     (1.1)%  $  0.3       0.2%

    CHANGES FROM FIRST QUARTER FISCAL 1995 TO FIRST QUARTER FISCAL 1996

General: First quarter net sales for Curtice-Burns declined from $176.8 million in the previous year to $165.2 million in the current year. After adjusting for divested businesses, which had net sales of $12.4 million in the first quarter of the prior year, there was a small net sales increase.

In conjunction with the acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation, amortization and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared.

The following table reconciles EBITDA with pretax earnings:

Curtice Burns Foods Earnings Comparison

(Dollars in Thousands)
                                                                           Quarter Ended
                                                               9/23/95         9/24/94       Variance
Pretax earnings prior to interest, depreciation and
  amortization from ongoing businesses (EBITDA)               $ 13,174        $17,290        $(4,116)
(Losses)/gains from non-recurring and sold businesses              --          (3,374)         3,374
Depreciation and amortization                                   (7,367)        (5,582)        (1,785)
  Operating earnings for ongoing businesses                      5,807          8,334         (2,527)
Interest expense                                               (10,046)        (5,071)        (4,975)
Pretax (loss)/earnings prior to dividing with Pro-Fac         $ (4,239)       $ 3,263        $(7,502)

The reduction in EBITDA from the prior year first quarter is $4.1 million or 24 percent. There are two main reasons for this: a $3.0 million decrease due to a decline in vegetable pricing compared with the prior year, an industry-wide problem related to the bountiful 1994 national vegetable harvest; and an increase in promotional expenses, particularly at Nalley's Fine Foods division, caused in part by "slotting allowances," which are necessary expenses for new product introductions. Nalley's introduced a new line of Bernstein's fat-free dressings during the first quarter which management believes will have a positive effect on earnings later this fiscal year.

The remaining earnings variances relate to non-recurring charges in the previous year along with the increased depreciation, amortization and interest.

Many of these variances were expected, specifically the vegetable pricing situation and changes related to our acquisition by Pro-Fac. The September quarter has historically had lower earnings than the other quarters of the year. Accordingly, interest coverage and other such measures should be made on a full year basis. Vegetable prices have stabilized, and with harvesting nearly done for the smaller 1995 vegetable crop, prices may gradually increase during the 1996 fiscal year. The high promotional expenses related to new products are not expected to continue through the remainder of the fiscal year.

Net Sales: The Company's net sales in the quarter ended September 23, 1995 of $165.2 million decreased $11.6 million or 6.6 percent from $176.8 million in the same quarter last year. The net sales attributable to businesses sold in connection with the Company's restructuring program discussed in NOTE 4 were $12.4 million in the quarter ended September 24, 1994. The Company's net sales from ongoing operations, excluding businesses sold, were $164.4 in the quarter ended September 24, 1994 compared to $165.2 million in the quarter ended September 23, 1995. This increase in net sales of $0.8 million for ongoing operations is comprised of increased net sales at Nalley's and Brooks of $2.5 million and $1.5 million, respectively, partially offset by decreases of $3.2 million in the other operations, primarily at CMF. CMF net sales decreased $3.0 million or 4.2 percent from the prior year quarter primarily due to decreased pricing on canned and frozen vegetables which offset a 7.0 percent increase in unit sales for the category. It is anticipated vegetable pricing will improve in the remainder of fiscal 1996. The increased net sales at Nalley's of $2.5 million or 5.7 percent primarily relates to increases in the salad dressings, salsa, and pickles product lines. The net sales increase at Brooks of $1.5 million or 27.8 percent is primarily attributable to a 37.4 percent increase in unit sales compared to the prior year quarter.

Gross Profit: Gross profit of $42.6 million for the quarter ended September 23, 1995 decreased $7.4 million or 14.8 percent from $50.0 million for the quarter ended September 24, 1994. Of this net decrease, a $2.9 million reduction was attributable to businesses sold, and a decrease of $4.5 million was attributable to the Company's ongoing operations. The decrease in gross profit for ongoing operations is comprised of increases and decreases as follow:

                              CMF                              $(3.6)
                              Southern Frozen Foods             (1.2)
                              Nalley's Fine Foods               (0.8)
                              Brooks                             0.3
                              All Other                          0.8
                                                               $(4.5)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing. The decreased gross profit at the Company's Nalley's operation primarily relates to higher costs in the canned meats and salads category. The improvement at Brooks is due to the increased sales volume.

Restructuring Expenses Including Net Loss From Division Disposals:
Restructuring expenses, including net loss from division disposals, resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. See NOTE 4 -- "Disposals."

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 amounting to $1.8 million reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 3 -- "Change in Control of the Company."

Gain on Assets Incurred as a Result of Fire Claim at Southern Frozen Foods:
The gain on assets incurred as a result of a fire claim recorded in the first quarter of fiscal 1995 amounted to $6.5 million.

Other Selling, Administrative, and General Expenses: Other selling, administrative, and general expenses in the quarter ended September 23, 1995 of $36.8 million decreased $1.2 million or 3.2 percent from $38.0 million in the quarter ended September 24, 1994. This net decrease of $1.2 million includes primarily:

(In Millions)
                                                                  Businesses
                                                               Sold      Ongoing     Total
           Change in trade promotions                         $(1.1)     $ 1.0       $(0.1)
           Change in advertising and selling costs             (1.9)      (0.2)       (2.1)
           Change in other selling, administrative, and
             general expenses                                  (0.3)       1.3         1.0
                                                              $(3.3)     $ 2.1       $(1.2)

The $1.0 million increase in trade promotions at the Company's ongoing operations is primarily comprised of increased spending at the Nalley's operation on the dressing category which offset decreased spending on CMF's filling & topping category.

The $1.3 million increase in other administrative expenses at the Company's ongoing operations primarily relates to increased costs at the Company's CMF and Nalley's operations.

Operating Income Before Dividing with Pro-Fac: The Company's operating income (before dividing with Pro-Fac) for the quarter ended September 23, 1995 of $5.8 million decreased $2.5 million or 30.1 percent from $8.3 million in the quarter ended September 24, 1994. Prior year operating income included: restructuring expenses, including a net loss from division disposals of $8.4 million; change in control expenses of $1.8 million; net gain on assets resulting from fire claim of $6.5 million; and operating losses attributable to businesses sold of $0.4 million. Excluding the restructuring expenses, change in control expenses, gain on assets incurred resulting from the fire claim, and operating losses attributable to businesses sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for the quarter ended September 23, 1995 of $5.8 million decreased $6.6 million or 53.2 percent from $12.4 million in the quarter ended September 24, 1994.

Interest Expense: Interest expense in the quarter ended September 23, 1995 of $10.0 million increased $4.9 million or 96.1 percent from $5.1 million in the quarter ended September 24, 1994. This increase was primarily attributable to the increased borrowing and increased interest rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes: The benefit for taxes in the quarter ended September 23, 1995 of $0.3 million changed $1.7 million from the provision of $1.4 million in the quarter ended September 24, 1994. See NOTE 5, "Taxes," relative to the change in tax status.

Net Income: The Company's net (loss)/income for the quarter ended September 23, 1995 of $(1.8) million decreased $2.1 million from $0.3 million in the prior year quarter. The primary reasons for the Company's $2.1 million decrease in net income are decreased gross profit and increased interest expense.

                      LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended September 23, 1995, the net cash used in operating activities of Curtice-Burns of $76.3 million reflects net loss of $1.8 million. Depreciation and amortization of assets amounted to $7.6 million. Inventories increased $67.5 million, and accounts receivable increased $5.1 million. Changes in other assets and liabilities amounted to $9.5 million.

Cash flows used in investing activities of $5.9 million include net cash used for capital expenditures in the quarter of $5.3 million, disposals provided $4.8 million, and the acquisition of Packer used $5.4 million.

Net cash provided by financing activities in the quarter amounted to $84.1 million. Proceeds from seasonal borrowings amounted to $86.0 million, proceeds from long-term debt to finance the Packer acquisition amounted to $5.4 million, and payments on long-term debt amounted to $7.3 million.

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations in fiscal 1996 is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings : Under the New Credit Agreement, as amended, Curtice-Burns is able to borrow up to $99.8 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $99.8 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of September 23, 1995, (i) cash borrowings outstanding under the Seasonal Facility were $86.0 and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $13.8 million. In addition to its seasonal financing, as of September 23, 1995, The Company had $1.0 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice-Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 23, 1995, the Company is in compliance with all such restrictions and limitations.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return the supplies to ample levels. Favorable weather conditions in the 1994 growing season, however, produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting nearly done for the smaller 1995 vegetable crop, it is anticipated prices and inventory levels will stabilize during the 1996 fiscal year.

Required scheduled payments on long-term debt will approximate $8.0 million in the coming year. Cash proceeds from the sale of Nalley's Canada Ltd. of approximately $3.8 million were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Sale of Nalley's Canada Ltd.: On June 26, 1995 Curtice-Burns sold its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was contemplated by Pro-Fac in conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale.

Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods is in the process of being merged into the Company's CMF operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


   (a)  EXHIBITS

        EXHIBIT
        NUMBER                            DESCRIPTION

        Exhibit 27      Financial Data Schedule

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CURTICE-BURNS FOODS, INC.




Date:  October 25, 1995                 BY: /s/   William D. Rice
                                                  WILLIAM D. RICE
                                               CHIEF FINANCIAL OFFICER,
                                                 SENIOR VICE PRESIDENT
                                                    AND TREASURER
                                                (Duly Authorized Officer
                                                         and
                                               Principal Financial Officer)