Form 10-Q/A
period 1995-12-23
CURTICE BURNS FOODS INC
filed 1996-02-12
CIK 26285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

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



New York 16-0845824
(State or other jurisdiction of (IRS Employee incorporation or organization)
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

	YES  X                NO

Indicate the number of shares outstanding of each of the issuers classes of common stock as of January 19, 1996.

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
	                  		   December 23,    June 24,    December 24,
                  			      1995          1995          1994

      Additional paid-in
	capital:
	  Shareholder paid-in
	  capital              $151,083      $151,083     $136,289
	  Less capital
	    contribution
	    receivable           10,000        10,000             0
	               		      $141,083      $141,083      $136,289  141,083   141,083        136,289
	 Retained earnings                                            (3,711)                     904
  Total shareholders
	    equity                                                   137,372   141,083        137,193
	    Total liabilities and
	    shareholders
	    equity                                                  $707,280  $672,284       $734,240

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                      					Fiscal 1996     Fiscal 1995
                                      					 6/25/95 -      11/4/94 -    6/26/94 -
                                      				 12/23/95        12/24/94     11/3/94
                                      				 Successor       Successor    Predecessor
Cash Flows From Operating Activities:
	Net (loss)/income                          $(3,711)       $  904     $  1,718
	Adjustments to reconcile net (loss)/
	income to net cash
	provided by operating activities -
	Restructuring:
	Net loss from division disposals                                        5,567
	Including net operating losses
	 subsequent to decision to dispose                                      2,848
	Gain on assets resulting from
	fire claim                                                             (6,469)
	Amortization of goodwill, other
	intangibles, and
		financing fees                             2,053              410        753
	Depreciation                               12,772            3,742      6,228
	Change in assets and liabilities:
	Accounts receivable                        (3,878)            (434)   (12,430)
	Inventories                               (47,158)          10,460    (70,961)
	Income taxes refundable/payable              (834)           2,975      1,491
	Accounts payable and accrued expenses        (351)          (9,450)    (5,662)
	Receivable from/payable to Pro-Fac         (7,951)          (8,496)     9,650
	Other assets and liabilities               (2,999)           8,373      8,733
		Deferred taxes                                              2,696     (1,224)
Net cash (used in)/provided by operating
 activities                                (52,057)          11,180    (59,758)

Cash Flows From Investing Activities:
Purchase of property, plant, and equipment (8,751)            (280)     (5,689)
	Disposals                                   4,019
	Cash Paid for Acquisition                  (5,400)
Net cash used in investing activities      (10,132)            (280)    (5,689)

Cash Flows From Financing Activities:
	Receivable from/payable to Pro-Fac                          (42,000)   42,000
	Proceeds from issuance of short-term debt  70,000            70,000    30,000
	Payments on short-term debt                                 (30,000)
	Proceeds from issuance of long-term debt    5,400           359,000    10,886
	Payments on long-term debt and capital
	leases                                    (11,141)         (199,660)  (11,694)
	Amounts paid to stockholders for
	acquisition                                                (167,810)
	Stock activity relating to
	Predecessors equity                                                        52
	Cash dividends paid                                                    (1,390)
Net cash provided by/
  (used in) financing activities            64,259           (10,470)   69,854
Net change in cash                           2,070               430     4,407
Cash at beginning of period                  4,158             7,335     2,928
Cash at end of period                      $ 6,228          $  7,765   $ 7,335
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

Fiscal Year: The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period after November 3, 1994 (see NOTE 2). The fiscal year of the Successor entity corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June.

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

(In Millions)
(Pro Forma is Unaudited)
                      				Six Months Ended
                      				December 24, 1994
                      				Actual  Pro Forma
	Net sales               $392.8    $392.8
	Income before taxes     $  6.3    $  4.1
	Net income              $  2.6    $  2.0

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

The following table reconciles EBITDA with pretax earnings for the three and six month periods:

Curtice Burns Foods Earnings Comparison
(Dollars in Thousands)
				                                  Quarter Ended                         Six Months Ended
			                         12/23/95     12/24/94     Variance      12/23/95   12/24/94  Variance
Pretax earnings prior to
  interest, depreciation,
  and amortization from
  ongoing businesses
  (EBITDA)                  $ 12,433     $ 23,488     $(11,055)     $25,607     $40,778  $ (15,171)
(Loss)/gain from non-
  recurring and sold
  businesses                      --         (168)         168           --      (3,542)     3,542
Depreciation and
  amortization                (7,058)      (5,974)      (1,084)     (14,425)    (11,556)    (2,869)
Operating earnings             5,375       17,346      (11,971)      11,182      25,680    (14,498)
Interest expense             (10,959)      (8,402)      (2,557)     (21,005)    (13,473)    (7,532)
Pretax (loss)/earnings
  prior to dividing
with Pro-Fac                $ (5,584)     $ 8,944     $(14,528)     $(9,823)    $12,207   $(22,030)

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

Consolidated Statement of Operations
(Dollars in Millions)
                            		   Three Months Ended                      Six Months Ended
                         		12/23/95           12/24/94          12/23/95            12/23/94
                             			  % of              % of              % of            % of
                      		 $        Sales    $        Sales       $     Sales      $    Sales
Net sales               208.2     100.0   216.0      100.0    373.4    100.0   392.8   100.0
Cost of sales           156.5      75.2   149.2       69.1    279.2     74.8   276.0    70.3
Gross profit             51.7      24.8    66.8       30.9     94.2     25.2   116.8    29.7
Restructuring
  expenses,
    including
    net loss
    from division
    disposals                                                           (8.4)   (2.1)
Change in control expenses                 (0.4)      (0.2)             (2.2)   (0.6)
Gain on assets incurred as
  result of a fire claim                                                 6.5     1.6
Other selling,
administrative and
  general expenses      (46.3)    (22.2)  (49.0)     (22.6)   (83.0)   (22.2)  (87.0)  (22.1)
Operating income)
  before dividing
  with Pro-Fac            5.4       2.6    17.4        8.1     11.2      3.0    25.7     6.5
Interest
  expense               (11.0)     (5.3)   (8.4)      (3.9)   (21.0)    (5.6)  (13.5)   (3.4)
Pretax (loss)
/earnings before
dividing with
Pro-Fac                  (5.6)     (2.7)    9.0        4.2     (9.8)    (2.6)   12.2     3.1
Pro-Fac share of
 loss/(earnings)          2.8       1.4    (4.4)      (2.0)     4.9      1.3    (5.9)   (1.5)
Loss/(income)
  before taxes           (2.8)     (1.3)    4.6        2.2     (4.9)    (1.3)    6.3     1.6
Tax benefit
  /(provision)            0.9       0.4    (2.3)      (1.1)     1.2      0.3    (3.7)   (0.9)
Net loss/
  (income)              $(1.9)     (0.9)    2.3        1.1    $(3.7)    (1.0)    2.6     0.7

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

	CMF                                 $ (7.0)
	Southern Frozen Foods                 (0.7)
	Nalleys Fine Foods                    (5.8)
	Brooks                                 0.2
	All Other                              0.7
                            					    $(12.6)

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

Other Selling, Administrative and General Expenses: Other selling, administrative and general expenses in the first six months of fiscal 1996 of $83.0 million decreased $4.0 million or 4.6 percent from $87.0 million in the first six months of fiscal 1995. This net decrease of $4.0 million includes primarily:

(In Millions)
                    			    Businesses
                           				Sold        Ongoing       Total
Change in trade promotions      $(1.9)       $(0.5)       $(2.4)
Change in advertising and
	selling costs                   (3.2)        (0.7)        (3.9)
All other                        (0.4)         2.7          2.3
Change in selling,
  administrative and
  general expenses              $(5.5)        $1.5        $(4.0)

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

New Borrowings : Under the New Credit Agreement, as amended, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $13.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of
(i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

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