Form 10-Q
period 1996-03-23
CURTICE BURNS FOODS INC
filed 1996-05-01
CIK 26285

Page 1 of 18



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

                  For the quarterly period ended March 23, 1996

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

                                    YES X NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 19, 1996.

                              Common Stock: 10,000

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations

(Dollars in Thousands)

                                                                                                          Quarter Ended
                                                                                           3/23/96                  3/25/95

Net sales                                                                                  $177,849                $180,357
Cost of sales                                                                               133,619                 126,779
                                                                                          ---------               ---------
Gross profit                                                                                 44,230                  53,578
Selling, administrative, and general expenses                                               (34,633)                (40,207)
                                                                                          ---------               ---------
Operating income before dividing with Pro-Fac                                                 9,597                  13,371
Interest expense                                                                            (10,484)                (10,509)
                                                                                          ---------               ---------
Pretax (loss)/earnings before dividing with Pro-Fac                                            (887)                  2,862
Pro-Fac share of loss/(earnings)                                                                125                  (1,436)
                                                                                       ------------               ---------
(Loss)/income before taxes                                                                     (762)                  1,426
Tax provision                                                                                    (7)                   (974)
                                                                                      -------------              ----------
Net (loss)/income                                                                        $     (769)              $     452

                                                                                         ==========               =========

                                                                                                   Nine Months Ended
                                                                 Fiscal 1996                                 Fiscal 1995
                                                                 -----------             -------------------------------
                                                                   6/25/95 -               11/4/94 -                  6/26/94 -
                                                                   3/23/96                 3/25/95                    11/3/94
                                                                 Successor               Successor                 Predecessor

Net sales                                                        $  551,213                $296,560                $276,621
Cost of sales                                                       412,760                 206,949                 195,810
                                                                -----------               ---------               ---------
Gross profit                                                        138,453                  89,611                  80,811
Restructuring expenses, including net
(loss)/gain from division disposals                                       0                       0                  (8,415)
Change in control expenses                                                0                       0                  (2,150)
Gain on assets resulting from fire claim                                  0                       0                   6,469
Other selling, administrative and general expenses                 (117,674)                (66,699)                (60,576)
                                                                 ----------               ---------               ---------
Operating income before dividing with Pro-Fac                        20,779                  22,912                  16,139
Interest expense                                                    (31,489)                (16,358)                 (7,624)
                                                                -----------              ----------              ----------
Pretax(loss)/earnings before dividing with Pro-Fac                  (10,710)                  6,554                   8,515
Pro-Fac share of loss/(earnings)                                      5,037                  (3,282)                 (4,062)
                                                              -------------             -----------              ----------
(Loss)/income before taxes                                           (5,673)                  3,272                   4,453
Tax benefit/(provision)                                               1,193                  (1,916)                 (2,735)
                                                              -------------             -----------              ----------
Net (loss)/income                                              $     (4,480)            $     1,356              $    1,718
                                                               ============             ===========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 3

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                                                             March 23,    June 24,     March 25,
                                                                                                 1996       1995           1995

Assets
Current assets:
  Cash                                                                       $    6,073     $  4,158      $  5,294
   Accounts receivable trade, net                                                              54,184        47,341       58,813
   Accounts receivable, other                                                                   8,546        19,812        6,348
   Income taxes refundable                                                                      1,552         1,043          722
   Current deferred tax asset                                                                   3,954         6,784        8,461
   Inventories -
     Finished goods                                                                           130,708       108,691      136,915
     Raw materials and supplies                                                                39,157        51,491       54,755
                                                                                           ----------      --------     --------
         Total inventories                                                                    169,865       160,182      191,670
                                                                                            ---------      --------     --------
   Receivable from Pro-Fac                                                                     12,881         1,001            0
   Prepaid manufacturing expense                                                                4,344         9,903        5,062
   Prepaid expenses and other current assets                                                    3,394         2,306        4,947
                                                                                          -----------      --------     --------
         Total current assets                                                                 264,793       252,530      281,317
Investment in Bank                                                                             24,439        22,907       22,907
Property, plant, and equipment, net                                                           270,435       272,192      272,960
Assets held for sale                                                                            5,935        13,863        5,406
Goodwill and other intangibles, net                                                            82,891       101,494       93,793
Other assets                                                                                   15,550         9,298       24,547
                                                                                           ----------   -----------   ----------
         Total assets                                                                        $664,043      $672,284     $700,930
                                                                                             ========      ========     ========
Liabilities and shareholder's equity
Current liabilities:
   Notes payable                                                                            $  41,000  $          0    $  66,000
   Accounts payable                                                                            38,566        60,112       44,379
   Due to Pro-Fac                                                                                   0             0        2,692
   Accrued interest                                                                             4,440         9,171        4,743
   Accrued employee compensation                                                                6,733        11,644        9,925
   Other accrued expenses                                                                      21,534        15,116       20,076
   Current portion of obligations under capital leases                                            764           764          785
   Current portion of long-term debt                                                            8,056        11,552        8,007
                                                                                          -----------      --------     --------
         Total current liabilities                                                            121,093       108,359      156,607
Long-term debt                                                                                181,418       183,665      165,438
Senior subordinated notes                                                                     160,000       160,000      160,000
Obligations under capital leases                                                                1,620         1,620        1,296
Deferred income tax liabilities                                                                33,710        59,721       61,501
Other non-current liabilities                                                                  19,599        17,836       18,443
                                                                                           ----------      --------     --------
         Total liabilities                                                                    517,440       531,201      563,285
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01 - 10,000 shares
     outstanding, owned by Pro-Fac                                                                  0             0            0
                                                     March 23,    June 24,    March 25,
                                                        1996         1995         1995
                                                     -----------  ----------  --------
   Additional paid-in capital:
     Shareholder paid-in capital                      $151,083     $151,083     $136,289
     Less capital contribution receivable                    0       10,000             0
                                                      --------     --------     ---------
                                                      $151,083     $141,083     $136,289      151,083       141,083      136,289
                                                      ========     ========     ========
     Retained earnings                                                                         (4,480)             0       1,356
                                                                                           ---------- -------------- -----------
         Total shareholder's equity                                                           146,603       141,083      137,645
                                                                                            ---------     ---------    ---------
         Total liabilities and shareholder's equity                                          $664,043      $672,284     $700,930
                                                                                             ========      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 4

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                                                                     Fiscal 1996                     Fiscal 1995
                                                                                       6/25/95 -      11/4/94 -         6/26/94 -
                                                                                       3/23/96         3/25/95          11/3/94
                                                                                      Successor      Successor        Predecessor

Cash Flows From Operating Activities:
   Net (loss)/income                                                                 $ (4,480)        $  1,356          $  1,718
   Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
     Restructuring:
       Net loss from division disposals                                                     0                0             5,567
       Net operating losses subsequent to decision to dispose                               0                0             2,848
     Gain on assets resulting from fire claim                                               0                0            (6,469)
     Amortization of goodwill, other intangibles, and financing fees                    3,114            1,020               753
     Depreciation                                                                      19,740            9,774             6,228
     Equity in undistributed earnings of Bank                                          (1,532)          (1,288)                0
     Change in assets and liabilities:
       Accounts receivable                                                              5,339           13,623           (12,430)
       Inventories                                                                     (5,433)          34,216           (70,961)
       Income taxes refundable/payable                                                   (509)            (722)            1,491
       Accounts payable and accrued expenses                                          (29,854)         (30,802)           (5,662)
       Receivable from/payable to Pro-Fac                                             (12,342)         (16,405)            9,650
       Other assets and liabilities                                                    (3,733)            (502)            8,733
     Deferred taxes                                                                         0            4,825            (1,224)
                                                                               --------------      -----------        ----------
Net cash (used in)/provided by operating activities                                   (29,690)          15,095           (59,758)
                                                                                   ----------       ----------         ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                         (12,574)          (3,861)           (5,689)
   Disposals                                                                            4,322            1,322                 0
   Cash paid for acquisition                                                           (5,400)               0                 0
                                                                                  -----------   --------------     -------------
Net cash used in investing activities                                                 (13,652)          (2,539)           (5,689)
                                                                                   ----------      -----------        ----------

Cash Flows From Financing Activities:
   Receivable from/payable to Pro-Fac                                                  10,000          (42,000)           42,000
   Proceeds from issuance of short-term debt                                           41,000           66,000            30,000
   Payments on short-term debt                                                              0          (30,000)                0
   Proceeds from issuance of long-term debt                                             5,400          359,000            10,886
   Payments on long-term debt and capital leases                                      (11,143)        (199,787)          (11,694)
   Amounts paid to stockholders for acquisition                                             0         (167,810)                0
   Stock activity relating to Predecessor's equity                                          0                0                52
   Cash dividends paid                                                                      0                0            (1,390)
                                                                               --------------  ---------------       -----------
Net cash provided by/(used in) financing activities                                    45,257          (14,597)           69,854
                                                                                   ----------       ----------        ----------
Net change in cash                                                                      1,915           (2,041)            4,407
Cash at beginning of period                                                             4,158            7,335             2,928
                                                                                  -----------     ------------       -----------
Cash at end of period                                                              $    6,073      $     5,294        $    7,335
                                                                                   ==========      ===========        ==========

Consolidated Statement of Cash Flows continued on following page.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                   Fiscal 1996                       Fiscal 1995
                                                                                     6/25/95 -       11/4/94 -          6/26/94 -
                                                                                     3/23/96          3/25/95           11/3/94
                                                                                    Successor       Successor         Predecessor

   Supplemental Disclosure of Cash Flow Information:
   Cash paid/(received) during the period for -
     Interest (net of amount capitalized)                                           $  36,147        $  12,365        $    6,967
                                                                                    =========        =========        ==========
     Income taxes, net                                                             $     (681)      $    5,689        $    2,135
                                                                                    =========       ==========        ==========

Acquisition of Packer Foods:
   Accounts receivable                                                             $    1,375
   Inventories                                                                          4,278
   Prepaid expenses and other current assets                                              270
   Property, plant and equipment                                                        5,884
   Goodwill                                                                               128
   Accounts payable                                                                    (4,954)
   Accrued expenses                                                                      (257)
   Deferred income tax                                                                   (226)
   Other non-current liabilities                                                       (1,098)
                                                                                   ----------
   Cash paid for acquisition                                                       $    5,400
                                                                                   ==========

In conjunction with the purchase of Curtice Burns by Pro-Fac during fiscal 1995, the following non cash transactions occurred:
     Transfer of investment in CoBank from Pro-Fac                                                   $  21,619
     Debt forgiven by Pro-Fac                                                                          110,576
     Other assets contributed by Pro-Fac                                                                 4,094
                                                                                                   -----------
                                                                                                      $136,289

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

The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac"). The financial statements contained herein present the results of the Company during the period prior to its acquisition by Pro-Fac (the "Predecessor entity") as well as the period subsequent to its November 3, 1994 acquisition (the "Successor entity"). The financial statements of the Predecessor entity and Successor entity are not comparable in certain respects because of differences between the cost bases of the assets as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense. The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

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

Reclassification: Certain items for fiscal 1995 have been reclassified to conform with fiscal 1996 presentation. ----------------

NOTE 2.       CHANGE OF CONTROL AND AGREEMENTS WITH PRO-FAC

On November 3, 1994, Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company") was acquired by Pro-Fac. Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice Burns and Pro-Fac. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac and the Company continue the Marketing and Management arrangements of the Integrated Agreement as well as the sharing of income and losses. Under the Pro-Fac Marketing and Facilitation Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Subsequent to the acquisition date, Pro-Fac invested an additional $13.9 million in the Company (including reinvested Additional Patronage Income as described below).

Funds made available by the distribution of patronage income over CMV ("Additional Patronage Income") to members in the form of retains, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indenture related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the Additional Patronage Income in Curtice Burns, and Pro-Fac has reinvested $3.9 million of such patronage in the Company since the acquisition.

The receivable from Pro-Fac at March 23, 1996 is $12.9 million, comprised of $7.9 million for working capital and the accrual for estimated losses on Pro-Fac Products under the Marketing and Facilitation Agreement of $5.0 million.

Amounts received by or paid to Pro-Fac from Curtice Burns under both Agreements for the nine months ended March 23, 1996 and March 25, 1995 include: CMV of crops delivered, $45.3 million and $56.1 million, respectively; and interest income, $6.1 million for the nine months ended March 25, 1995. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

Following,  in  capsule  form,  are  the  consolidated,   unaudited  results  of
operations of Curtice Burns Foods for the nine months ended March 25, 1995, assuming the acquisition by Pro-Fac took place at the beginning of the 1995 fiscal year.

(In Millions)
                                      Nine Months Ended
                                   (Pro Forma is Unaudited)

                                                               March 25, 1995
                                                       Actual          Pro Forma

        Net sales                                        $573.2           $573.2
        Income before taxes                            $    7.7         $    5.5
        Net income                                     $    3.1         $    2.2

NOTE 3.       DISPOSALS AND POTENTIAL DISPOSAL

Nalley's US Chips and Snacks: On December 19, 1994, the Company sold the Nalley's US Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On June 26, 1995, the Company sold the Nalley's Canada Ltd. subsidiary, located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary.

Through a supply agreement, the Company's Nalley's US division will provide to the new owner those products previously provided as well as certain products for which manufacturing has been discontinued by the new owners.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement with Finger Lakes Packaging in conjunction with the sale.

NOTE 4.       TAXES ON INCOME

In January 1995, the Boards of Directors of Curtice Burns and Pro-Fac approved appropriate amendments to the Bylaws of Curtice Burns to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Pro-Fac's ruling also confirmed that the change in Curtice Burns status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986. Accordingly, during the nine months ended March 23, 1996, the Company provided taxes on non-patronage earnings and patronage earnings to be retained by the Company. The Company's effective tax benefit is negatively impacted by the amount of non-deductible goodwill created in conjunction with the acquisition and merger of Curtice Burns by Pro-Fac as of November 3, 1994.

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

NOTE 5.       OTHER MATTERS

Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of the acquisition was approximately $5.4 million in notes bearing interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's Comstock Michigan Fruit operations.

Commitments: The Company's Southern Frozen Foods division has guaranteed an approximate $2.0 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. A gain on assets destroyed in the fire was recognized by Curtice Burns prior to the acquisition. Final negotiations are currently in progress with the insurance carriers. As of March 23, 1996, the Company has received $18.5 million in proceeds from the insurance claims for the fire with approximately $3.0 million receivable at that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the three- and nine-month periods of fiscal 1996 compared to the comparable prior year periods. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense.

General: Third quarter net sales for Curtice Burns declined from $180.4 million in the previous year to $177.8 million in the current year. After adjusting for businesses sold or to be sold, which had net sales of $4.3 million in the third quarter of this year and $12.4 million the prior year, there was a net sales increase of $5.5 million. The nine months net sales for Curtice Burns declined from $573.2 million in the previous year to $551.2 million in the current year. After adjusting for businesses sold or to be sold, which had net sales of $12.8 million in the current year and $43.8 million in the prior year period, net sales increased $9.0 million.

In conjunction with the acquisition of the Company by Pro-Fac, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation, amortization and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

The following table reconciles EBITDA with pretax earnings for the three and nine month periods:

Curtice Burns Foods Earnings Comparison
(Dollars in Thousands)

                                                            Quarter Ended                           Nine Months Ended
                                                3/23/96        3/25/95      Variance      3/23/96         3/25/95        Variance

Pretax earnings prior to interest,
   depreciation, and amortization from
   ongoing businesses (EBITDA)                 $ 15,906        $ 17,229      $(1,323)     $  38,794        $ 54,992       $(16,198)
Non-recurring gains and losses and
   businesses sold or to be sold                  1,520           1,399          121          4,239             449          3,790
Depreciation and amortization                    (7,829)         (5,257)      (2,572)       (22,254)        (16,390)        (5,864)
                                              ---------        --------      -------      ---------        --------     ----------
Operating earnings                                9,597          13,371       (3,774)        20,779          39,051        (18,272)
Interest expense                                (10,484)        (10,509)          25        (31,489)        (23,982)        (7,507)
                                               --------        --------      -------      ---------        --------     ----------
Pretax (loss)/earnings prior to dividing
   with Pro-Fac                               $    (887)       $  2,862      $(3,749)      $(10,710)       $ 15,069       $(25,779)
                                              =========        ========      =======       ========        ========       ========

EBITDA from ongoing businesses declined $1.3 million for the quarter, from $17.2 million in the same period the previous year to $15.9 million in fiscal 1996. Year-to-date EBITDA from ongoing businesses declined $16.2 million, from $55.0 million in the prior year to $38.8 million.

Depressed vegetable pricing has significantly impacted the Company's financial results as well as much of the rest of the industry. The industry as a whole fully expected a slight upturn in pricing which has not happened. The Company's vegetable category, which includes significant segments of both the Comstock Michigan Fruit and Southern Frozen Foods divisions, experienced a 56 percent reduction in EBITDA for nine months. Improvements in earnings of other product lines at the Comstock Michigan Fruit division have offset part of the vegetable category earnings reduction.

Other issues impacting year-to-date results include the costly start up of the Nalley's dressing plant, other manufacturing variances and increased promotion expenses at Nalley's. In total, Nalley's EBITDA is $14 million lower for the nine-months period ended March 23, 1996 versus the prior year. Several steps have been taken to address these problems, including senior management changes at the division. Third quarter results for this division have improved from the first six months results.

A major inventory reduction program across all divisions has been implemented. Short-term debt was reduced an additional $25 million in the third quarter of this year than during the same period last year due to significant cash flow generated from these programs and from an additional investment in the Company by Pro-Fac. (See NOTE 2.)

The following tables illustrate the Company's results of operations by business for the three and nine months ended March 23, 1996 and March 25, 1995, and the Company's total assets by business as of March 23, 1996 and March 25, 1995.

Net Sales

(Dollars in Millions)

                                                         Three Months Ended                  Nine Months Ended
                                                    3/23/96              3/25/95                 3/23/96              3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total         $       Total         $       Total         $       Total
                                                 -------   -----      -------    -----      -------    -----      -------    -----

Comstock Michigan Fruit ("CMF")                  82.2       46.2       77.7       43.1      255.1       46.3      253.8       44.3
Nalley's Fine Foods                              44.4       25.0       43.3       24.0      137.2       24.9      131.5       22.9
Southern Frozen Foods                            23.2       13.1       23.6       13.1       72.6       13.2       73.3       12.8
Snack Foods Group                                14.4        8.1       14.1        7.8       44.9        8.1       44.8        7.8
Brooks Foods                                      9.3        5.2        9.3        5.1       28.6        5.2       26.0        4.5
                                              -------    -------    -------    -------     ------    -------     ------    -------
Subtotal ongoing operations                     173.5       97.6      168.0       93.1      538.4       97.7      529.4       92.3
Businesses sold or to be sold1                    4.3        2.4       12.4        6.9       12.8        2.3       43.8        7.7
                                              -------    -------    -------    -------     ------    -------     ------    -------
   Total                                        177.8      100.0      180.4      100.0      551.2      100.0      573.2      100.0
                                                =====      =====      =====      =====      =====      =====      =====      =====

1 The Company sold Nalley's US Chips and Snacks business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See NOTE 3 - "Disposals and Potential Disposal."

Operating Income Before Dividing with Pro-Fac

(Dollars in Millions)

                                                    Three Months Ended                Nine Months Ended
                                                     3/23/96              3/25/95                 3/23/96              3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total        $        Total         $       Total         $       Total
                                                 -------   -----      -----      -----      -------    -----      -------    -----

CMF                                               4.7       49.0        6.2       46.2       16.8       80.8       24.3       62.1
Nalley's Fine Foods                               1.6       16.7        4.0       29.8       (3.1)     (14.9)      12.6       32.2
Southern Frozen Foods                             1.6       16.7        2.3       17.2        4.8       23.1        7.8       19.9
Snack Foods Group                                 0.8        8.3        0.3        2.2        2.8       13.5        2.2        5.6
Brooks Foods                                      1.1       11.5        1.2        9.0        3.3       15.9        3.3        8.4
Corporate eliminations                           (1.3)     (13.7)      (1.8)     (13.4)      (6.4)     (31.9)      (9.3)     (23.6)
                                                 ----      -----       ----      -----       ----      -----      -----     ------
   Subtotal ongoing operations                    8.5       88.5       12.2       91.0       18.0       86.5       40.9      104.6
Non-recurring gains and losses and
   businesses sold or to be sold1                 1.1       11.5        1.2        9.0        2.8       13.5       (1.8)      (4.6)
                                                  ---     ------      -----    -------      -----     ------      -----    -------
   Total                                          9.6      100.0       13.4      100.0       20.8      100.0       39.1      100.0
                                                  ===      =====       ====      =====       ====      =====       ====      =====

1 The Company sold the Nalley's US Chips and Snack business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal." Fiscal 1995 includes restructuring loss from division disposals, change in control expense, and gain on assets as a result of a fire claim recorded in fiscal 1995.


EBITDA
(Dollars in Millions)

                                                              Three Months Ended                         Nine Months Ended
                                                    3/23/96                3/25/95             3/23/96                 3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total        $        Total         $       Total         $       Total
                                                 -------   -----      -----      -----      -------    -----      -------    -----


CMF                                               8.5       48.8        9.1       48.9       27.7       64.4       32.2       58.1
Nalley's Fine Foods                               3.1       17.8        4.7       25.3        1.0        2.3       14.9       26.9
Southern Frozen Foods                             2.9       16.7        3.0       16.1        8.7       20.2        9.7       17.5
Snack Foods Group                                 1.3        7.5        0.8        4.3        4.2        9.8        3.8        6.8
Brooks Foods                                      1.3        7.5        1.4        7.5        3.9        9.1        3.8        6.8
Corporate and eliminations                       (1.2)      (6.9)      (1.8)      (9.6)      (6.7)     (15.6)      (9.4)     (16.8)
                                                 ----       ----      -----    -------      -----     ------      -----     ------
   Subtotal ongoing operations                   15.9       91.4       17.2       92.5       38.8       90.2       55.0       99.3
Non-recurring gains and losses and
   businesses sold or to be sold1                 1.5        8.6        1.4        7.5        4.2        9.8        0.4        0.7
                                                -----    -------      -----    -------      -----    -------      -----    -------
   Total                                         17.4      100.0       18.6      100.0       43.0      100.0       55.4      100.0
                                                 ====      =====       ====      =====       ====      =====       ====      =====

1 The Company sold the Nalley's US Chips and Snacks business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal." Fiscal 1995 includes restructuring loss from division disposals, change in control expense and gain on assets as a result of a fire claim.

Total Assets

(Dollars in Millions)

                                                                     March 23, 1996                   March  25, 1995
                                                                                  % of                              % of
                                                                  $               Total             $               Total
                                                              -------            -----          -------            -----
                  CMF                                          285.9               43.1           215.9              30.8
                  Nalley's Fine Foods                          145.4               21.9            87.5              12.5
                  Southern Frozen Foods                         95.1               14.3            62.5               8.9
                  Snack Foods Group                             26.9                4.1            23.4               3.3
                  Brooks Foods                                  21.3                3.2            11.5               1.6
                  Corporate1                                    58.0                8.7           256.1              36.6
                                                              ------            -------           -----            ------
                    Subtotal ongoing operations                632.6               95.3           656.9              93.7
                  Businesses sold or to be sold2                31.4                4.7            44.0               6.3
                                                              ------            -------          ------           -------
                    Total                                      664.0              100.0           700.9             100.0
                                                               =====              =====           =====             =====

1 The March 25, 1995 figure includes the adjustment required to reflect property, plant, and equipment at fair market values and excess of cost over market value of assets acquired. Such amounts were subsequently allocated by division.

2 The Company sold the Nalley's US Chips and Snack business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters and nine months ended March 23, 1996 and March 25, 1995.

Consolidated Statement of Operations
(Dollars in Millions)

                                                             Three Months Ended                         Nine Months Ended
                                                     3/23/96             3/25/95                 3/23/96               3/25/95
                                                           % of                  % of                  % of                  % of
                                                    $      Sales         $       Sales         $       Sales         $       Sales
                                                 -------   -----      -------    -----      -------    -----      -------    -----

Net sales                                       177.8      100.0      180.4      100.0      551.2      100.0      573.2      100.0
Cost of sales                                   133.6       75.1      126.8       70.3      412.7       74.9      402.8       70.3
                                                -----      -----      -----      -----     ------      -----     ------      -----
Gross profit                                     44.2       24.9       53.6       29.7      138.5       25.1      170.4       29.7
Restructuring expenses, including
   net loss from division disposals               0.0        0.0        0.0        0.0        0.0        0.0       (8.4)      (1.5)
Change in control expenses                        0.0        0.0        0.0        0.0        0.0        0.0       (2.2)      (0.4)
Gain on assets incurred as result
   of a fire claim                                0.0        0.0        0.0        0.0        0.0        0.0        6.5        1.2
Other selling, administrative
   and general expenses                         (34.6)     (19.5)     (40.2)     (22.3)    (117.7)     (21.3)    (127.2)     (22.2)
                                                -----      -----      -----      -----     ------      -----     ------      -----
Operating income before dividing
   with Pro-Fac                                   9.6        5.4       13.4        7.4       20.8        3.8       39.1        6.8
Interest expense                                (10.5)      (5.9)     (10.5)      (5.8)     (31.5)      (5.7)     (24.0)      (4.2)
                                                -----       ----      -----      -----     ------      -----     ------      -----
Pretax (loss)/earnings before
   dividing with Pro-Fac                         (0.9)      (0.5)       2.9        1.6      (10.7)      (1.9)      15.1        2.6
Pro-Fac share of loss/(earnings)                  0.1        0.1       (1.4)      (0.8)       5.0        0.9       (7.3)      (1.3)
                                                -----      -----      -----      -----     ------      -----     ------      -----
Loss/(income) before taxes                       (0.8)      (0.4)       1.5        0.8       (5.7)      (1.0)       7.8        1.3
Tax (provision)/benefit                           0.0        0.0       (1.0)      (0.5)       1.2        0.2       (4.7)      (0.8)
                                                -----      -----      -----      -----     ------      -----      -----      -----
Net loss/(income)                                (0.8)      (0.4)       0.5        0.3       (4.5)      (0.8)       3.1        0.5
                                                =====      =====      =====      =====     ======      =====      =====      =====


                CHANGES FROM THE THIRD QUARTER OF FISCAL 1995 TO
                        THE THIRD QUARTER OF FISCAL 1996

Net Sales: The Company's net sales in the quarter ended March 23, 1996 of $177.8 million decreased $2.6 million or 1.4 percent from $180.4 million in the same quarter last year. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $4.3 million in the quarter ended March 23, 1996 and $12.4 million in the quarter ended March 25, 1995. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $168.0 in the quarter ended March 25, 1995 compared to $173.5 million in the quarter ended March 23, 1996. This increase in net sales of $5.5 million for ongoing operations is primarily comprised of increased net sales at CMF and Nalley's of $4.4 million and $1.1 million, respectively, with minor variations at other operations. The increased net sales at Nalley's of $1.1 million or 2.5 percent primarily relates to increases in the salad dressings, salsa, and pickles product lines. The net sales increase at CMF of $4.4 million or 5.7 percent is primarily attributable to an increase in canned and frozen vegetables compared to the prior year quarter.

Gross Profit: Gross profit of $44.2 million for the quarter ended March 23, 1996 decreased $9.4 million or 17.5 percent from $53.6 million for the quarter ended March 25, 1995. Of this net decrease, a $1.8 million reduction was attributable to businesses sold or to be sold, and a decrease of $7.6 million was attributable to the Company's ongoing operations. The decrease in gross profit for ongoing operations is comprised of increases and decreases as follows:

(In Millions)

                      CMF                              $(3.4)
                      Southern Frozen Foods             (1.7)
                      Nalley's Fine Foods               (2.1)
                      All Other                         (0.4)
                                                       -----
                                                       $(7.6)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing. The decreased gross profit at the Company's Nalley's operation was caused by increased manufacturing costs primarily related to the new dressing plant.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the quarter ended March 23, 1996 of $34.6 million decreased $5.6 million or 13.9 percent from $40.2 million in the quarter ended March 25, 1995. This net decrease of $5.6 million includes:

(In Millions)

                                                                           Businesses
                                                                    Sold or
                                                                  to be Sold        Ongoing          Total

                  Change in trade promotions                         $(0.6)          $(1.5)           $(2.1)
                  Change in advertising and selling costs             (1.3)           (0.5)            (1.8)
                  Change in other administrative expenses             (0.1)           (1.6)            (1.7)
                                                                     -----           -----            -----
                                                                     $(2.0)          $(3.6)           $(5.6)
                                                                     =====           =====            =====

The $2.0 million decrease in trade promotions and advertising and selling costs at the Company's ongoing operations is primarily comprised of decreased spending at CMF's and Nalley's operations.

The $1.6 million decrease in other administrative expenses at the Company's ongoing operations primarily relates to reduced expenditures relating to the Company's management incentive plan.

           NINE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

Net Sales: The Company's net sales in the first nine months of fiscal 1996 of $551.2 million decreased $22.0 million or 3.8 percent from $573.2 million in the first nine months of fiscal 1995. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $12.4 million in the first nine months of fiscal 1996 compared to $43.8 million in the first nine months of fiscal 1995. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $538.3 million in the first nine months of fiscal 1996, an increase of $9.0 million or 1.7 percent from $529.4 million in the first nine months of fiscal 1995. This increase in net sales of $8.9 million for ongoing operations primarily relates to Nalley's and Brooks, with increases of $5.7 million and $2.6 million, respectively.

Gross Profit: Gross profit of $138.5 million in the first nine months of fiscal 1996 decreased $31.9 million or 18.7 percent from $170.4 million in the first nine months of fiscal 1995. Of this net decrease, a $7.3 million reduction was attributable to businesses sold or to be sold, and a decrease of $24.6 million was attributable to decreased gross profit at the Company's ongoing operations.

This decrease of $24.6 million was the result of variations in volume, selling prices, costs and product mix. The gross profit variations are comprised of increases and decreases as follows:

(In Millions)

                       CMF                             $(14.0)
                       Southern Frozen Foods             (3.6)
                       Nalley                            (8.7)
                       All others                         1.7
                                                       ------
                                                       $(24.6)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

The decreased gross profit at the Company's Nalley's operation relates to higher costs on all the product lines, but particularly in salad dressings due to plant start-up activities.

Restructuring  Expenses  Including  Net  (Loss)/Gain  From  Division  Disposals:
Restructuring expenses, including net (loss)/gain from division disposals resulted in a charge in the first nine months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's US Chips and Snacks business and other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in the first nine months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company which include legal, accounting, investment banking and other expenses.

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from fire claim recorded in the first nine months of fiscal 1995 amounted to $6.5 million representing the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division.

Other Selling, Administrative and General Expenses: Other selling, administrative and general expenses in the first nine months of fiscal 1996 of $117.7 million decreased $9.5 million or 7.5 percent from $127.2 million in the first nine months of fiscal 1995. This net decrease of $9.5 million includes:

(In Millions)

                                                      Businesses
                                                   Sold or
                                                  to be Sold  Ongoing    Total

  Change in trade promotions                         $(2.5)    $(2.0)    $(4.5)
  Change in advertising and selling costs             (4.6)     (1.1)     (5.7)
  Change in other administrative expenses             (0.5)      1.2       0.7
                                                    ------    ------    ------
                                                     $(7.6)    $(1.9)    $(9.5)
                                                     =====     =====     =====

The $3.1 million decrease in trade promotions, advertising and selling costs at the Company's ongoing operations resulted from increased costs at Nalley's of $3.0 million primarily in the canned and dressing product lines offset by decreases at Comstock Michigan Fruit of $6.6 million primarily in the filling and topping product lines. Minor variations occurred in the Company's other operations.

The $1.2 million increase in other administrative costs attributable to the Company's ongoing operations was primarily related to increased expense at Nalley's of $4.0 million and a decrease in the Company's management incentive expense. The increased expense at Nalley's included administrative expenses which had been allocated to Nalley's Chips and Snacks and Nalley's Canada Ltd. which had been sold. The disposal of these businesses did not eliminate centralized functions leaving costs which must be reduced over a period of time.

Interest Expense: Interest expense in the first nine months of fiscal 1996 of $31.5 million increased $7.5 million or 31.3 percent from $24.0 million in the first nine months of fiscal 1995. This increase was primarily attributable to the increased borrowing and rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes: The benefit for taxes in the first nine months of fiscal 1996 of $1.2 million decreased $5.9 million from the provision of $4.7 million in the first nine months of fiscal 1995. The non-deductibility of the amortization of goodwill negatively impacts the Company's effective tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES

In the  nine  months  ended  March  23,  1996,  the net cash  used in  operating activities of Curtice Burns of $29.7 million reflects a net loss of $4.5 million. Depreciation and amortization of assets amounted to $22.8 million. Inventories increased $5.4 million, and accounts receivable decreased $5.3 million. Accounts payable and accrued expenses decreased $29.9 million. Changes in other assets and liabilities amounted to $4.1 million.

Cash flows used in investing activities of $13.7 million include net cash used for capital expenditures in the nine-month period of $12.6 million, disposals provided $4.3 million, and the acquisition of Packer used $5.4 million.

Net cash provided by financing activities in the nine months ended March 23, 1996 amounted to $45.3 million. Proceeds from seasonal borrowings amounted to $41.0 million, proceeds from long-term debt to finance the Packer acquisition amounted to $5.4 million, and payments on long-term debt amounted to $11.1 million. Pro-Fac invested an additional $10.0 million in the Company.

Borrowings: Under the New Credit Agreement, as amended, Curtice Burns is able to borrow up to $84.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $84.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of March 23, 1996, (i) cash borrowings outstanding under the Seasonal Facility were $41.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $43.0 million. In addition to its seasonal financing, as of March 23, 1996, the Company had $1.0 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the  acquisition  of  Curtice  Burns by  Pro-Fac,  total debt and interest expense have increased because the Subordinated Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 23, 1996, the Company is in compliance with all such restrictions and limitations.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return their own inventories to normal. Favorable weather conditions in the 1994 growing season produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting completed for the smaller 1995 vegetable crop, it had been anticipated that prices would gradually increase during the 1996 fiscal year. This has not occurred to the degree expected.

Required scheduled payments on long-term debt will approximate $8.0 million in the next 12 months. Cash proceeds from the sale of Nalley's Canada Ltd. of approximately $3.8 million were applied to long-term debt in accordance with the terms of the New Credit Agreement, as will any proceeds from the proposed sale of Finger Lakes Packaging, as discussed below.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement with Finger Lakes Packaging in conjunction with the sale.

                           PART II. OTHER INFORMATION


ITEM 5.       OTHER MATTERS

Pursuant to previously disclosed succession plans, the Board of Directors, with the aid of a professional executive recruiting firm, has been conducting a search, both inside and outside of the Company, for a Chief Operating Officer to provide continuity for the future.

It is contemplated that the Chief Operating Officer will be a potential successor when retirement plans are determined for the Chief Executive Officer.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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

                                                       CURTICE-BURNS FOODS, INC.



Date: April 25, 1996                                BY: /s/ William D. Rice
                                                            WILLIAM D. RICE
                                                        CHIEF FINANCIAL OFFICER,
                                                        SENIOR VICE PRESIDENT
                       (Duly Authorized Officer and Principal Financial Officer)