Form 10-K405
period 1996-06-29
CURTICE BURNS FOODS INC
filed 1996-08-29
CIK 26285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-K


                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                     For the Fiscal Year Ended June 29, 1996
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For the Transition Period from to

                Registration Statement (Form S-4) Number 33-56517

                            CURTICE-BURNS FOODS, INC.
             (Exact name of registrant as specified in its charter)

      New York                                        16-0845824
(State of incorporation)                  (IRS Employer Identification Number)

                 90 Linden Place, PO Box 681 Rochester, NY 14603
               (Address of Principal Executive Offices) Zip Code)

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

                                    YES X NO

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:
                                      NONE
         Number of common shares outstanding at August 9, 1996:
                              Common Stock: 10,000

                         FORM 10-K ANNUAL REPORT - 1996
                            CURTICE-BURNS FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I





ITEM  1. Description of Business
             General Development of Business
             Narrative Description of Business
             Financial Information About Industry Segments
             Packaging and Distribution
             Trademarks
             Raw Material Sources
             Environmental Matters
             Seasonality of Business
             Practices Concerning Working Capital
             Significant Customers
             Backlog of Orders
             Business Subject to Government Contracts
             Competitive Conditions
             New Products and Research and Development
             Employees
ITEM  2. Description of Properties
ITEM  3. Legal Proceedings
ITEM  4. Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM  5. Market for Registrant's Common Stock and Related Stockholder Matters
ITEM  6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM  8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Curtice-Burns Foods, Inc. (the "Company" or "Curtice Burns") is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, Curtice Burns manufactures cans, which are both utilized by the Company and sold to third parties.

On November 3, 1994, Pro-Fac Cooperative, Inc. ("Pro-Fac") acquired Curtice Burns (the "Acquisition"), and Curtice Burns became a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. In connection with the Acquisition, shareholders of Curtice Burns received $19.00 per share in cash for their shares of common stock of Curtice Burns. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes.

Upon consummation of the Acquisition, Pro-Fac and Curtice Burns entered into the
Pro-Fac   Marketing  and   Facilitation   Agreement   (the  "Pro-Fac   Marketing
Agreement").

As a result of the indebtedness incurred in connection with the Acquisition, Curtice Burns is a much more highly leveraged company, with higher interest expenses, than prior to the Acquisition. The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Curtice Burns, for Curtice Burns to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Curtice Burns. Pro-Fac will be required to reinvest at least 70 percent of the additional patronage income in Curtice Burns. To preserve the independence of Curtice Burns, the Pro-Fac Marketing Agreement also requires that certain of the directors of Curtice Burns be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

In January of 1995, the Boards of Directors of Curtice Burns and Pro-Fac approved appropriate amendments to the Bylaws of Curtice -Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change was June 25, 1995. As a cooperative, patronage income is deductible to the extent distributed to its members.
Accordingly, taxation on patronage income is only imposed at the patron level.

Under the Pro-Fac Marketing Agreement, Curtice Burns to manages the business and affairs of Pro-Fac and provides all personnel and systems required for its management. Pro-Fac will pay Curtice Burns a quarterly fee of $25,000 for these services. See "Certain Transactions."

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "foodservice" products, which are sold to foodservice institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1996, approximately 51.3 percent of the Company's net sales were branded and the remainder were split between private label and foodservice. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen specialties, and frozen and breaded products which are sold to customers such as A&P, Brunos, Kroger, Piggly Wiggly, Safeway, SuperValu, Topco, Wegman's and Winn-Dixie. The Company's foodservice products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Carvel, Church's, Disney, Foodservice of America, KFC, MBM, McDonald's, PYA, and Sysco.

Comstock   Michigan  Fruit  ("CMF"):   CMF,  the  Company's   largest  division,
headquartered in Rochester, New York, produces products in four principal categories: (i) fruit fillings and toppings; (ii) aseptically-produced products;
(iii) canned and frozen fruits and vegetables; and (iv) popcorn. In fiscal 1996, approximately one-third of CMF's net sales represented branded products, approximately one-third represented private label products and approximately one-third represented foodservice products. CMF markets its branded products under the "Thank You," "Comstock," "Wilderness," "Greenwood," "Silver Floss," "Blue Boy," "Super Pop," and "Pops-Rite" labels.

CMF estimates the national fruit fillings and toppings market to be approximately $225.0 million. In fiscal 1996, CMF's fruit fillings and toppings held a national market share of approximately 52 percent in the fruit filling segment. In addition, CMF is also the major supplier of private label fruit fillings to retailers. CMF's fruit fillings and toppings are sold both on the retail level and to foodservice institutions such as restaurants, caterers, bakeries, schools. In fiscal 1996, the Company introduced the Pro-Can "Flavor Saver" container, a plastic container which has an easy-open end and can be resealed and stored in the refrigerator for future use. The Company believes this container has increased CMF's market share in the fruit fillings and toppings category. On July 21, 1995, the Company acquired Packer Foods, Inc. and merged this operation into CMF (see further discussion in NOTE 3 of "Notes to Consolidated Financial Statements").

The aseptic operations produce puddings, cheese sauces and dips for sale by CMF. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. The Company believes its aseptic production is a state-of-the-art facility. In 1996, CMF's aseptically processed puddings accounted for approximately 66 percent of the national foodservice market and aseptically processed cheese sauces accounted for approximately one-quarter of the national foodservice market.

The fruit and vegetable processing business includes both branded and private label production. It also includes value-added products such as canned specialty fruits and frozen vegetable mixes. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs. The Company has aggressively sought to reduce costs in the fruit and vegetable processing business by closing plants, making capital investments in the modernization of processing equipment, changing its product mix and refining advertising strategies.

In the first quarter of fiscal 1997, sales and administrative functions of the Brooks Foods division were integrated into CMF.

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter and syrup, which are sold throughout the Northwest and Western United States under the "Nalley" brand and other premium brand names, such as "Bernstein's" salad dressing, "Adams" natural peanut butter, and "Farman's" pickles. Approximately three-quarters of Nalley products are branded; however, private label accounts for a growing percentage of Nalley business.

The Nalley products have been a vehicle for both geographic expansion and line extension. Several of Nalley products have leading market shares in the Pacific Northwest, such as chili, which had a market share of approximately 55 percent, and "Nalley" and "Farman's" pickles, which together had a market share of approximately 45 percent, for the 52-week period ended May 1996. In the Pacific Northwest, the Company's "Nalley" and "Bernstein's" brands of salad dressings had a combined market share of approximately 23 percent for the same period. Nalley has taken an aggressive position in growing its market share in the salad dressing category. It is believed by management that over the last four years, Nalley has been the only major salad dressing company on the West Coast to grow its share consistently. It has done this by pursuing unique line extensions, entering fast-growing market segments with superior-quality products (e.g., Bernstein's fat-free dressings), and by entering new markets, such as refrigerated dressings (e.g., Bernstein's refrigerated dressings).

In line with the growing trend toward private label, Nalley has been aggressively pursuing this profitable business segment. Specifically, Nalley has been executing its store label strategy on specialty Mexican products, such as chili and salsa, salad dressings and canned soups. The private label customer base continues to expand on a national basis and includes Winn-Dixie in the Southeast, Wegmans in Upstate New York, Topco in the Midwest, and Ralph's, Safeway, QFC, Albertsons and Western Family on the West Coast. Specialty businesses, such as International, continue to grow in both branded and private label products.

Southern Frozen Foods: Southern Frozen Foods, headquartered in Montezuma, Georgia, is one of the nation's leading suppliers in the production and sales of frozen, Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes that include summer squash casserole, Southern-style creamed corn, and Southern-style black-eyed peas in a savory sauce as well as a line of traditional vegetables such as corn, peas, squash and green beans.

Southern's products are marketed under the brand names of "McKenzie's," "McKenzie's Gold King," "Chill Ripe," "Southern Farms," and "Tropic Isle." Approximately one-half of Southern's products are sold under the aforementioned company brand labels. This results in Southern Frozen Foods being the No. 1 brand (maintaining an approximate 26 percent share of market on Southern vegetables) in their primary geographic selling regions, on a consistent 52-week basis. The balance of Southern's sales are split between the private label and foodservice business segments servicing major accounts including SuperValu, Winn Dixie, Federated Foods, and Marketing Management (for private label), and Church's, MBM, PYA, and Foodservice of America (for foodservice needs).

In fiscal 1995, Southern Frozen Foods' breading and packaging operations were destroyed by fire. In fiscal 1996, Southern Frozen Foods brought its newly rebuilt facility on-line.

Snack Foods Group: The Snack Foods Group consists of three separate divisions: Snyder, Tim's, and Husman.

         Snyder of Berlin: Snyder of Berlin, headquartered in Berlin, Pennsylvania, produces and markets several varieties of potato chips in distinctive silver-colored bags, as well as several varieties of corn-based snack products in conventional packaging, primarily under the "Snyder of Berlin" brand. Snyder products are recognized for their unique taste and freshness among users in Mid-Atlantic states, which are some of the country's highest per capita snack consumption markets.

         Tim's Cascade Chips: Tim's Cascade Chips, located in Auburn, Washington, produces kettle-fried potato chips, popcorn, cheese curls, and snack mix in the Washington, Northern Idaho, Oregon, and Montana area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

         Husman Snack Foods: Husman Snack Foods, located in Cincinnati, Ohio, manufactures and markets potato chips, popcorn, and cheese curls and distributes other snack items in Cincinnati and Dayton, Ohio and areas of Northern Kentucky. Husman creates a unique product niche by customizing its product development and promotions to local tastes. Multi-packs and licensing agreements with local restaurants are two ways Husman creates its value-added proposition.

Brooks Foods: Brooks Foods, located in Mt. Summit, Indiana, markets canned beans and tomato products under their "Brooks" brand and private label or store brands. The majority of sales, approximately 75 percent, are sold under the Brooks brand and consist of value-added items such as Chili Hot Beans and stewed tomatoes.

Brooks chili beans dominate the Midwest market with an average category share of more than 65 percent. Brooks value-added canned tomatoes with chili seasonings continue to grow shares under the "Just for Chili." Brooks "Rich & Tangy Ketchup" brand continues to hold a visible position in all stores in Brooks markets.

Brooks' growth in store-brand canned bean sales has continued, attributable in large part to efficiency improvements and cost controls. Brooks has made great strides in becoming a low-cost producer for these items and should see further strides in this direction over the next two years. In the large-volume category, opportunity continues to further decrease costs.

Brooks also co-packs for other companies and further opportunities are being explored in this area.

In the first quarter of fiscal 1997, sales and administrative functions of Brooks Foods were integrated into CMF.

Finger Lakes Packaging Company: Finger Lakes, headquartered in Lyons, New York, manufactures various sizes of three-piece sanitary food cans for sale to the Company and third parties. In fiscal 1996, approximately two-thirds of Finger Lakes sales were to other divisions of the Company and one-third were to other customers.

Finger Lakes' three-part, metal, sanitary cans are used in the retail, foodservice and institutional markets. These cans are recyclable and provide economical containers for the Company's products based on volume run and customer base.

As previously announced, the Company is investigating the possible sale of this subsidiary.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in one industry segment, the processing and sale of various food products. The table set forth below shows certain financial information relating to that industry segment for each of the Company's last three fiscal years. The financial statements for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, which are included in this report, reflect the information set forth in the table. The fiscal 1995 amounts are the total of Predecessor and Successor entities.

(Dollars in Millions)

                                                                         Fiscal Years
                                                            June 29,        June 24,       June 25,
                                                             1996*           1995*          1994*

                           Net sales                        $739.1          $748.5         $829.1

                           Net (loss)/income                $(11.9)         $  4.0         $ 10.1

                           Total assets                     $634.3          $672.3         $446.9

* Includes restructuring charges, net (loss)/gain from division disposals of $(5.9) million, $(8.4) million and $7.8 million for fiscal 1996, 1995, 1994 , respectively and change of control costs of $2.2 million and $3.5 million in fiscal 1995 and 1994, respectively, and a gain on assets net of additional costs incurred as a result of a fire of $4.1 million in fiscal 1995. See NOTES 2 and 3 to "Notes to Consolidated Financial Statements."

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of CMF, Southern and Brooks divisions are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Mid-Atlantic and Pacific Northwest.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Curtice Burns Express ("CBX"), a subsidiary of the Company, is a licensed common carrier with authority in 48 states. It is used by the Company to obtain backhaul volume on shipments via the Company's trucks or contract haulers. The other divisions of the Company lease their equipment to CBX for these backhauls.

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

      Product                                  Brand Name

Chilies, stews and soups            Brooks, Mariners Cove, Nalley, Riviera

Fruits and vegetables               Blue Boy, Brooks,  Chill-Ripe,  Gold King,
                                    Gracias, Greenwood, Hoosier Sweets, Just for Chili, McKenzie's, McKenzie's Gold
                                    King, Naturally Good, Ritter, Southern
                                    Farms, Southland, Thank You,Tropic Isle

Fruit fillings and toppings         Comstock, Globe, Gracias, Thank You,
                                    Wilderness

Peanut butter                       Adams

Pickles                             Farman's, Nalley

Popcorn                             Pops-Rite, Super Pop

Puddings                            Gracias, Thank You

Salad dressings                     Bernstein's, Bernstein's Light Fantastic,
                                    Nalley

            Product                       Brand Name

Sauerkraut                          Silver Floss, Farman's

Snack food                          Cheese Pleezers, Husman, La Restaurante,
                                    Snyder of Berlin, Thunder Crunch, Tim's
                                    Cascade Chips, Naturally Good, Matthews

Syrup                               Lumberjack

                              RAW MATERIAL SOURCES

In fiscal 1996, the Company acquired approximately 72 percent of its raw agricultural products from Pro-Fac. The Company also purchased on the open market some crops of the same type and condition as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products.

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

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants, primarily associated with underground storage tanks. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not significant.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 1996, total capital expenditures of Pro-Fac and the Company were $19.5 million of which approximately $2.0 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally waste water treatment facilities, will be approximately $1.7 million for the 1997 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and condiments). Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of those finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings.

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

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Company is subject to renegotiation of contracts with, or termination by, any governmental agency.

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

Quality of product and uniformity of quality are also important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product which it purchases. The members of Pro-Fac generally operate relatively large production units with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

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

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and foodservice customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 51.3 percent; sales to the foodservice industry (restaurants and institutional customers) represent approximately 24.0 percent; private label sales currently represent approximately 19.9 percent; and sales to other manufacturers are approximately 4.8 percent of total sales.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products was not material, and the number of employees engaged full-time in such research activities is also not material. While the Company operates test kitchens and pilot plants for the development of new products, the emphasis generally has been on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and foodservice businesses. No new products which required the investment of a material amount of assets have been publicly announced.

                                    EMPLOYEES

As of June 29, 1996, the Company had 3,823 full-time employees, of whom 2,520 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 626 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions.
The Company believes its relationship with its employees is good.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by Curtice Burns in its business are either owned by Curtice Burns or one of its subsidiaries or leased from third parties. All of the properties owned by Curtice Burns are subject to mortgages in favor of the Bank. In general, each division occupies a large facility in which its executive offices, a processing plant and warehouse space are located. Some divisions have additional processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and/or additional warehouse locations dispersed to facilitate the distribution of finished products. Curtice Burns believes that its facilities are in good condition and suitable for the operations of the Company.

Five of the properties are held for sale. These properties are located in Wall Lake, Iowa; Clifton, New Jersey; Alton, New York; South Dayton, New York; and Rushville, New York.

The following table describes all facilities leased or owned by the Company (other than the five properties held for sale and certain public warehouses leased by the Company from third parties from time to time). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

                    Type of Property (By Division)                                           Location                  Square Feet

COMSTOCK MICHIGAN FRUIT:
   Office building, manufacturing plant and warehouse*                                  Benton Harbor, MI                 239,252
   Distribution center                                                                  Coloma, MI                        400,000
   Manufacturing plant and warehouse                                                    Fennville, MI                     350,000
   Canning plant and warehouse                                                          Lawton, MI                        142,000
   Warehouse                                                                            Sodus, MI                         243,138
   Warehouse and office; public storage facility1                                       Vineland, NJ                      191,710
   Warehouse                                                                            Alton, NY                          60,060
   Freezing plant; warehouse; office and dry storage                                    Barker, NY                        123,600
   Freezing plant                                                                       Bergen, NY                        138,554
   Cold storage and repack facility and public storage warehouse                        Brockport, NY                     429,052
   Cutting, curing and packaging plant                                                  Gorham, NY                         55,534
   Canning plant and warehouse; freezing plant                                          Leicester, NY                     205,599
   Distribution center and warehouse                                                    LeRoy, NY                         137,300
   Canning plant and warehouse; freezing plant                                          Oakfield, NY                      263,410
   Canning plant and warehouse                                                          Red Creek, NY                     153,076
   Cutting, curing and canning plant                                                    Shortsville, NY                   111,946
   Cutting and curing plant                                                             Waterport, NY                      21,626
   Manufacturing plant                                                                  Ridgway, IL                        50,000
   Receiving plant and warehouse                                                        North Bend, NE                     50,000

NALLEY FINE FOODS:
   Office building, warehouse and tank farm                                             Enumclaw, WA                       87,313
   Office building, manufacturing plant and warehouse                                   Tacoma, WA                        438,000
   Parking lot and yards1                                                               Tacoma, WA                        162,570
   Warehouses1                                                                          Tacoma, WA                        254,000
   Receiving and grading station1                                                       Cornelius, OR                      11,700
   Receiving and grading station1                                                       Mount Vernon, WA                   30,206

SOUTHERN FROZEN FOODS:
   Office, freezing plant, cold storage and repackaging facility                        Montezuma, GA                     563,442
   Office, freezing plant and cold storage                                              Alamo, TX                         110,000

SNACK FOODS GROUP:
   Office, plant and warehouse                                                          Berlin, PA                        190,225
   Administrative, plant, warehouse and distribution center - Tim's1                    Auburn, WA                         34,000
   Plant, warehouse, and distribution center - Matthews1                                Auburn, WA                         37,442
SNACK FOODS GROUP (continued):
   Office, plant and warehouse                                                          Cincinnati, OH                    113,576
   Distribution Center                                                                  Elwood City, PA                     8,000
   Distribution Center                                                                  Monessen, PA                       10,000

BROOKS FOODS:
   Office building, canning plant and warehouse                                         Mt. Summit, IN                    200,000

FINGER LAKES PACKAGING:
   Can manufacturing plant                                                              Lyons, NY                         147,376

CORPORATE HEADQUARTERS:

   Headquarters office1 (Includes office space for CMF as well as
     Corporate Conference Center)                                                       Rochester, NY                      62,500

*Also includes can manufacturing equipment operated by Finger Lakes Packaging.

1Leased from third parties, although certain related equipment is owned by the Company.

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

ITEM 6.       SELECTED FINANCIAL DATA

Curtice-Burns Foods, Inc.
FIVE YEAR SELECTED FINANCIAL DATA

(Dollars in Thousands)

                                                                                         Fiscal Year Ended June
                                                                      1996        1995*         1994          1993          1992
                                                                    --------    --------      ---------     ---------     ---------

Summary of Operations:
   Net sales                                                        $739,094     $748,525     $ 829,116     $ 878,627     $ 896,931
   Cost of sales                                                     562,926      530,139       592,621       632,663       652,347
                                                                    --------     --------     ---------     ---------     ---------
   Gross profit                                                      176,168      218,386       236,495       245,964       244,584
   Selling, administrative, and general expenses                    (156,067)    (159,937)     (186,934)     (207,119)     (201,327)
   Restructuring                                                      (5,871)      (8,415)        7,768       (61,037)            0
   Change in control expenses                                              0       (2,150)       (3,500)            0             0
   Gain on assets net of additional costs incurred as a
     result of the fire                                                    0        4,154             0             0             0
                                                                    --------     --------     ---------     ---------
   Operating income/(loss) before dividing with Pro-Fac               14,230       52,038        53,829       (22,192)       43,257
   Interest expense                                                  (41,998)     (32,414)      (18,205)      (19,550)      (22,835)
                                                                    --------     --------     ---------     ---------     ---------
   Pretax (loss)/earnings before dividing with Pro-Fac               (27,768)      19,624        35,624       (41,742)       20,422
   Pro-Fac share of loss/(earnings)                                    9,037       (9,616)      (16,849)       21,800        (9,505)
                                                                    --------     --------     ---------     ---------     ---------

   (Loss)/income before taxes                                        (18,731)      10,008        18,775       (19,942)       10,917
   Benefit/(provision) for taxes                                       6,853       (6,026)       (8,665)       (3,895)       (4,769)
                                                                    --------     --------     ---------      --------     ---------
   Net (loss)/income                                                $(11,878)    $  3,982     $  10,110      $(23,837)    $   6,148
                                                                    ========     ========     =========      ========     =========

Balance Sheet Data:
   Working capital                                                  $107,875     $144,171     $ 104,049     $ 100,422     $ 101,706
   Ratio of current assets to current liabilities                      2.0:1        2.3:1         1.7:1         1.6:1         1.6:1
   Total assets                                                     $634,250     $672,284     $ 446,938     $ 493,729     $ 529,739
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                               $309,683     $343,665    $   79,061    $   85,037    $   70,345
   Long-term obligations under capital leases (excludes
     current portion)                                             $    1,125   $    1,620     $ 124,973     $ 154,102     $ 167,291
   Ratio of debt to equity                                              2.3:1        2.5:1        2.9:1          3.7:1         2.6:1

Other Statistics:
     Average number of employees:
     Regular                                                           3,886        3,838         5,169         5,325         5,573
     Seasonal                                                          1,478        1,540         1,596         1,347         1,808

* Represents the results of operations for both the Predecessor and Successor entities for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings from fiscal 1994 through 1996. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, and interest expense.

The following tables illustrate the Company's results of operations by business for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, and the Company's total assets by business as at June 29, 1996 and June 24, 1995.

Net Sales
(Dollars in Millions)
                                                                            Fiscal Years Ended
                                                      6/29/96                     6/24/95                        6/25/94
                                                             % of                           % of                          % of
                                                 $           Total             $            Total             $           Total
                                              -------        -----          -------         -----          -------        -----

Comstock Michigan Fruit ("CMF")                336.2          45.5           332.1           44.4           333.4          40.2
Nalley Fine Foods                              189.2          25.6           181.2           24.2           171.8          20.7
Southern Frozen Foods                           98.7          13.3            96.6           12.9            94.3          11.4
Snack Foods Group                               63.7           8.6            60.5            8.1            61.2           7.4
Brooks Foods                                    33.0           4.5            30.2            4.0            30.0           3.6
                                               -----         -----           -----          -----           -----         -----
   Subtotal ongoing operations                 720.8          97.5           700.6           93.6           690.7          83.3
Businesses sold or to be sold1                  18.3           2.5            47.9            6.4           138.4          16.7
                                               -----         -----           -----          -----           -----         -----
   Total                                       739.1         100.0           748.5          100.0           829.1         100.0
                                               =====         =====           =====          =====           =====         =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

Operating Income1
(Dollars in Millions)
                                                                                 Fiscal Years Ended
                                                              6/29/96                   6/24/95                   6/25/94
                                                                    % of                      % of                       % of
                                                           $        Total            $        Total          $           Total
                                                         -----      -----         ------     -----        -------       -----

CMF                                                      17.9       126.0          31.9        61.3          29.6         54.9
Nalley Fine Foods                                        (2.9)      (20.4)         18.7        36.0          16.5         30.6
Southern Frozen Foods                                     2.1        14.8           9.2        17.7          10.2         18.9
Snack Foods Group                                         4.1        28.9           3.6         6.9           2.7          5.0
Brooks Foods                                              2.7        19.0           2.8         5.4           3.1          5.8
Corporate overhead                                       (7.2)      (50.7)        (10.3)      (19.8)        (14.9)       (27.6)
                                                         ----       -----         -----       -----         -----        -----
   Subtotal ongoing operations                           16.7       117.6          55.9       107.5          47.2         87.6
Businesses sold or to be sold and other non-recurring1   (2.5)      (17.6)         (3.9)       (7.5)          6.7         12.4
                                                         ----       -----         -----       -----         -----        -----
     Total                                               14.2       100.0          52.0       100.0          53.9        100.0
                                                         ====       =====         =====       =====         =====        =====

1 Includes restructuring (loss)/gain in fiscal 1996, 1995 and 1994, change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995. The
   Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

EBITDA
(Dollars in Millions)

                                                                                       Fiscal Years Ended
                                                                       6/29/96              6/24/95               6/25/94
                                                                             % of                % of                  % of
                                                                     $       Total        $      Total          $      Total
                                                                  -------    -----     -------   -----       -------   -----

         CMF                                                       32.3       73.9      42.2       55.8       41.1      51.6
         Nalley Fine Foods                                          2.3        5.3      22.9       30.3       19.5      24.5
         Southern Frozen Foods                                      7.4       16.9      13.1       17.3       12.7      16.0
         Snack Foods Group                                          6.0       13.7       5.4        7.1        4.7       5.9
         Brooks Foods                                               3.6        8.2       3.5        4.6        3.7       4.6
         Corporate                                                 (7.3)     (16.6)    (10.6)     (13.9)     (12.4)    (15.5)
                                                                  -----      -----     -----     ------      -----     -----
           Subtotal ongoing operations                             44.3      101.4      76.5      101.2       69.3      87.1
         Businesses sold or to be sold and other non recurring1    (0.6)      (1.4)     (0.9)      (1.2)      10.3      12.9
                                                                  -----      -----     -----    -------      -----     -----
           Total                                                   43.7      100.0      75.6      100.0       79.6     100.0
                                                                   ====      =====     =====      =====      =====     =====

1 Includes restructuring (loss)/gain in fiscal 1996, 1995 and 1994, change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995. The
   Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3. -

Total Assets
(Dollars in Millions)

                                                             6/29/96                           6/24/95
                                                                       % of                               % of
                                                        $              Total               $              Total
                                                     -------           -----            -------           -----

                  CMF                                261.2              41.2             267.9             39.9
                  Nalley Fine Foods                  134.1              21.1             158.9             23.6
                  Southern Frozen Foods               86.9              13.7              97.9             14.6
                  Snack Foods Group                   27.8               4.4              28.4              4.2
                  Brooks Foods                        20.8               3.3              20.9              3.1
                  Corporate                           71.6              11.3              38.4              5.7
                                                     -----             -----             -----          -------
                    Subtotal ongoing operations      602.4              95.0             612.4             91.1
                  Businesses sold or to be sold1      31.9               5.0              59.9              8.9
                                                     -----             -----             -----          -------
                    Total                            634.3             100.0             672.3            100.0
                                                     =====             =====             =====            =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994.

Consolidated Statement of Operations
(Dollars in Millions)

                                                                              Fiscal Years Ended
                                                      6/29/96                       6/24/95                        6/25/94
                                                              % of                           % of                          % of
                                                  $           Sales             $            Sales             $           Sales
                                               -------        -----          -------         -----          -------        -----

Net sales                                       739.1         100.0           748.5          100.0          829.1          100.0
Cost of sales                                   562.9          76.2           530.1           70.8          592.6           71.5
                                               ------         -----          ------         ------         ------          -----
Gross profit                                    176.2          23.8           218.4           29.2          236.5           28.5
Selling, administrative and
   general expenses                            (156.1)        (21.1)         (159.9)         (21.3)        (186.9)         (22.5)
Restructuring                                    (5.9)         (0.8)           (8.4)          (1.1)           7.8            0.9
Change in control expenses                        0.0           0.0            (2.2)          (0.3)          (3.5)          (0.4)
Gain on assets net of additional costs
   incurred as result of a fire claim             0.0           0.0             4.1            0.5            0.0            0.0
                                               ------         -----          ------        -------        -------          -----
Operating income before dividing
   with Pro-Fac                                  14.2           1.9            52.0            6.9           53.9            6.5
Interest expense                                (42.0)         (5.7)          (32.4)          (4.3)         (18.2)          (2.2)
                                               ------         -----          ------        -------        -------          -----
Pretax (loss)/earnings before dividing
   with Pro-Fac                                 (27.8)         (3.8)           19.6            2.6           35.7            4.3
Pro-Fac share of loss/(earnings)                  9.0           1.2            (9.6)          (1.3)         (16.9)          (2.0)
                                               ------         -----          ------        -------        -------          -----
(Loss)/income before taxes                      (18.8)         (2.6)           10.0            1.3           18.8            2.3
Benefit/(provision) for taxes                     6.9           1.0            (6.0)          (0.8)          (8.7)          (1.1)
                                               ------         -----          ------        -------       --------          -----
Net (loss)/income                               (11.9)         (1.6)            4.0            0.5           10.1            1.2
                                               ======         =====          ======        =======        =======          =====

                     CHANGES FROM FISCAL 1995 TO FISCAL 1996

In conjunction with the Acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

EBITDA from ongoing businesses declined $32.2 million from $76.5 million in the prior year to $44.3 million in fiscal 1996.

Depressed vegetable pricing has significantly impacted the Company's financial results as well as much of the industry. The industry as a whole expected a slight increase in pricing which has not happened. The Company's vegetable category, which includes significant segments of both the CMF and Southern Frozen Foods divisions, experienced a 71.2 percent reduction in EBITDA compared to the prior year. Improvements in earnings of other product lines at the CMF division have offset part of the vegetable earnings reduction.

Other issues impacting year-to-date results include the costly start up of the Nalley dressing plant, other manufacturing variances and increased promotion expenses at Nalley. Nalley EBITDA is $20.6 million lower versus the prior year. Several steps have been taken to address these problems, including senior management changes at the division and restructuring initiatives discussed below.

A major inventory reduction program across all divisions was implemented in fiscal 1996. Long-term debt was reduced $37.5 million more in this year than during the same period last year due to significant cash flow generated from these programs and from additional payments to the Company by Pro-Fac. (See NOTES 2 and 5.)

During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. The overall objectives of the plan are to reduce expense, improve productivity, and streamline operations. Total fiscal 1996 restructuring charge amounted to $5.9 million, which includes a fourth quarter charge of approximately $4.0 million (which will improve fiscal 1997 earnings by approximately $3.0 million), primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting was incurred throughout the year. Efforts will focus on the consolidation of operations and the elimination of approximately 8 percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated with proceeds from operations during the first six months of fiscal 1997. Work-force reductions have been implemented at CMF, Nalley Fine Foods, and Southern Frozen Foods. In addition, the sales and administrative functions of the Brooks Foods division were integrated into the CMF division in the first quarter of fiscal 1997. Management is continuing to evaluate whether further efforts to consolidate operations will be required in the future.

Net Sales: The Company's net sales in fiscal 1996 of $739.1 million decreased $9.4 million or 1.3 percent from $748.5 million in fiscal 1995. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $18.3 million in fiscal 1996 compared to $47.9 million in fiscal 1995. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $720.8 million in fiscal 1996, an increase of $20.2 million or 2.9 percent from $700.6 million in fiscal 1995.

Gross Profit: Gross profit of $176.2 million in fiscal 1996 decreased $42.2 million or 19.3 percent from $218.4 million in fiscal 1995. Of this net decrease, a $7.4 million reduction was attributable to businesses sold or to be sold, and a decrease of $34.8 million was attributable to decreased gross profit at the Company's ongoing operations. This decrease of $34.8 million was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the Acquisition. Division results are as follows:

(In Millions)

                        CMF                             $(18.3)
                        Southern Frozen Foods             (5.9)
                        Nalley                           (13.5)
                        All others                         2.9
                                                        ------
                                                        $(34.8)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

The decreased gross profit at the Company's Nalley operation relates to higher costs on all the product lines, but particularly in salad dressings due to plant start-up activities.

Restructuring: Restructuring expenses amounted to $5.9 million in fiscal 1996 as discussed above. Restructuring expenses in fiscal 1995 of $8.4 million reflect the impact of the sale of certain assets of the Nalley US Chips and Snacks business and other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company which include legal, accounting, investment banking and other expenses.

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from the fire claim recorded in fiscal 1995 amounted to $4.1 million. This represents the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division, net of additional costs incurred.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in fiscal 1996 of $156.1 million decreased $3.8 million or 2.4 percent from $159.9 million in fiscal 1995. This net decrease of $3.8 million includes:

(In Millions)

                                                                            Businesses
                                                                       Sold or
                                                                      to be Sold    Ongoing     Total

         Change in trade promotions, advertising and selling costs      $(7.1)       $(0.5)     $(7.6)
         Change in other administrative expenses                         (0.4)         4.2        3.8
                                                                        -----        -----      -----
                                                                        $(7.5)       $ 3.7      $(3.8)
                                                                        =====        =====      =====

The $0.5 million decrease in trade promotions, advertising and selling costs at the Company's ongoing operations resulted from increased costs at Nalley of $3.7 million (primarily in the canned and dressing product lines), increased costs of $1.0 million at the

Snack Group, increased costs of $0.5 million at Southern Frozen Foods, and increased costs at Brooks of $0.2 million, offset by decreases at CMF of $5.9 million primarily in the filling and topping product lines.

The $4.2 million increase in other administrative costs attributable to the Company's ongoing operations was primarily related to increased expense at Nalley. The increased expense at Nalley included administrative expenses which previously had been allocated to Nalley Chips and Snacks and Nalley Canada Ltd. The disposal of these businesses did not eliminate centralized functions leaving costs which will be reduced over a period of time.

Interest Expense: Interest expense in fiscal 1996 of $42.0 million increased $9.6 million or 29.6 percent from $32.4. million in fiscal 1995. This increase was primarily attributable to the increased borrowing and increased rates related to the acquisition of the Company by Pro-Fac which was reflected for the full year in fiscal 1996 and for only a partial year in fiscal 1995.

Benefit/(Provision) for Taxes: The benefit for taxes in fiscal 1996 of $6.9 million compared to a provision of $6.0 million in fiscal 1995. See NOTE 6 of "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1994 TO FISCAL 1995

General: Operating earnings for fiscal 1995 reflect changes in many product lines. The chips and snacks segment posted gains, while the popcorn earnings at CMF declined. Vegetable prices decreased during the year because there was an ample national supply in the fall of 1994, but vegetable earnings for the year were still ahead of fiscal 1994. Net income of $4.0 million for fiscal 1995 compared to $10.1 million a year ago. The decrease in net income is primarily due to increased interest expense caused by the revised capital structure of the Company and the gain on the sale of National Oats included in the fiscal 1994 results.

Net Sales: The Company's net sales in fiscal 1995 of $748.5 million decreased $80.6 million or 9.7 percent from $829.1 million in fiscal 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 3 were $32.5 million in fiscal 1995 and $122.9 million in fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $716.0 million in fiscal 1995, an increase of $9.8 million or 1.4 percent from $706.2 million in fiscal 1994. This net sales variance of $9.8 million for ongoing operations is primarily comprised of a $9.4 million increase at Nalley with minor variations at other divisions. An increase of $5.4 million in sales of pickles and relishes and an increase of $2.7 million in dressing sales were the primary reasons for Nalley increase.

Gross Profit: Gross profit of $218.4 million in fiscal 1995 decreased $18.1 million or 7.7 percent from $236.5 million in fiscal 1994. Of this net decrease, a $23.9 million reduction was attributable to businesses sold or to be sold, and an increase of $5.8 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.8 million was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the acquisition. The increase in gross profit for ongoing operations is comprised of increases and decreases as follow:

                                                           Gross
                                                           Profit
                                                          Variance

                           CMF                             $(0.8)
                           Nalley Fine Foods                 5.1
                           Southern Frozen Foods            (0.9)
                           Snack Foods Group                 0.5
                           All Other                         1.9
                                                           -----
                                                           $ 5.8

Nalley Fine Foods' increased gross profit primarily relates to improved margins on canned entrees and soups ($3.4 million) and improved margins on dressings ($1.2 million).

Restructuring: Restructuring expenses resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley US Chips and Snack business and other expenses relating to the disposal of this operation. Included in fiscal 1994 was a $7.8 million net gain from restructuring, for a net increase in this expense from year to year of $16.2 million, all of which was incurred by the Predecessor entity. See NOTE 3.

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 and fiscal 1994, amounting to $2.2 million and $3.5 million, respectively, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 2 - "Change in Control of the Company."

Gain on Assets Net of Additional Costs Incurred as a Result of Fire Claim at Southern Frozen Foods: The gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995 amounted to $4.1 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses in fiscal 1995 of $159.9 million decreased $27.0 million or
14.4 percent from $186.9 million in fiscal 1994. This net decrease of $27.0 million includes primarily:

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

                                                               ======           =====           ======

The $2.8 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $4.0 million (which primarily relates to reduced spending on the fruit filling and topping category, with minor increases in other categories) and increased trade promotions at Nalley Fine Foods of $0.8 million (primarily related to increased spending on canned entrees and soups and salad dressings, offsetting decreased spending on other product lines).

The $2.0 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($1.5 million) and Nalley Fine Foods ($1.6 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings, with minor variations in other product lines. The increase at Nalley Fine Foods primarily relates to costs associated with canned entrees and soups and salad dressings, with minor variations in other product lines.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for fiscal 1996 compared to fiscal 1995. The fiscal 1995 amounts reflect the total of the successor and predecessor entities.

Net cash provided by operating activities increased $29.6 million or 132.1 percent from $22.4 million in fiscal 1995 to $52.0 million in fiscal 1996 despite a $15.9 million decrease in net income. The primary increase in net cash provided by operations was due to a $33.3 million reduction in inventories as a result of an inventory reduction program initiated in fiscal 1996; a $10.1 million increase in cash provided by accounts receivable, primarily the result of proceeds from insurance claims; and a $13.2 million change in amounts received from Pro-Fac due to the receipt by Pro-Fac of a tax refund and the establishment of a seasonal borrowing facility which eliminated Pro-Fac borrowings from the Company. The $6.2 million change in depreciation and amortization from the prior year is primarily the result of the full year effect in 1996 of the revaluation of assets in conjunction with the acquisition of the Company by Pro-Fac versus the partial year effect in fiscal 1995.

Net cash used by investing activities amounted to $18.8 million in fiscal 1996 compared to $32.6 million in fiscal 1995. In fiscal 1996, $18.0 million was used for the purchase of property, plant, and equipment compared to $32.6 million in fiscal 1995. The fiscal

1995 amount includes $12.6 million relating to the Southern Frozen Foods' fire which was reimbursed by insurance proceeds. Also in fiscal 1996, $5.8 million was used for the purchase of Packer Foods and Matthews Candy Co., and disposals provided $5.0 million. The sale of Nalley Ltd. accounted for the majority of the proceeds from disposals.

Net cash used in financing activities amounted to $28.5 million in fiscal 1996 compared to $11.4 million provided in fiscal 1995. Fiscal 1995 activity was primarily related to financing resulting from the acquisition of the Company by Pro-Fac. Long-term debt payments amounted to $43.1 million in fiscal 1996, and long-term debt proceeds (to finance the Packer acquisition) amounted to $5.4 million. Included in the long-term debt payments was $18.0 million received from Pro-Fac as a result of their obtaining seasonal financing.

Borrowings: Under the New Credit Agreement, as amended, Curtice Burns is able to borrow up to $84.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

On June 28, 1996, Pro-Fac established a seasonal line of credit with the Bank. In doing so, the Bank limited the Company's availability under the seasonal line of credit to $84.0 million less outstanding borrowings on Pro-Fac's line of credit. Pro-Fac's outstanding borrowings under their seasonal line were $18.0 million at June 28, 1996.

As of June 29, 1996, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base and Pro-Fac's outstanding borrowings, was $66.0 million. In addition to its seasonal financing, as of June 29, 1996, the Company had $27.8 million available for long-term borrowings under the Term Loan Facility and short-term investments of $5.3 million which was applied to long-term debt after fiscal year end. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

The New Credit Agreement and Indenture requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 29, 1996, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return their own inventories to normal. Favorable weather conditions in the 1994 growing season produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting completed for the smaller 1995 vegetable crop, it had been anticipated that prices would gradually increase during the 1996 fiscal year. This did not occur, however, to the degree expected.

The effect of the 1996 growing season on fiscal 1997 financial results cannot be estimated until late fall 1996 or early calendar 1997 when harvesting is complete and national supplies can be determined. The Company began fiscal 1997 with $29.6 million less inventories than the beginning of fiscal 1996. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year and to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the Company's growing areas and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops which further reduced inventory levels somewhat. The Company anticipates, however, that all customers' needs will be met in fiscal 1997.

Required scheduled payments on long-term debt will approximate $8.0 million in the next 12 months. In fiscal 1996, cash proceeds of approximately $4.4 million from the sale of Nalley Canada Ltd. and other real estate that had been held for sale were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Effective June 30, 1996 (fiscal 1997), accounting procedures will be changed to include in prepaids and other assets, general purpose spare parts previously charged directly to expense. This change is preferable as it provides a better matching of costs with related revenues. The estimated favorable cumulative effect of the change, before the split with Pro-Fac, (net of income taxes of approximately $1.6 to $1.9 million) is approximately $2.4 to $3.0 million.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement in conjunction with the sale. The Company anticipates that proceeds from the sale will be utilized to reduce debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM

Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements
   Reports of Independent Accountants
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Earnings/(Deficit) for
       the years ended June 29, 1996, June 24, 1995, and June 25, 1994 Consolidated Balance Sheet at June 29, 1996 and June 24, 1995
     Consolidated Statement of Cash Flows for the years ended June 29 1996, June 24, 1995, and June 25, 1994 Notes to Consolidated Financial Statements

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the page following the "Report of the Independent Accountants." These statements have been prepared in accordance with generally accepted accounting principles.

The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting reports are on the subsequent pages.

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

August 9, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder and
Board of Directors of
Curtice-Burns Foods, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows listed under
Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Curtice-Burns Foods, Inc. and its subsidiaries ("Successor Company") at June 29, 1996 and June 24, 1995, and the results of their operations and their cash flows for the fiscal year ended June 29, 1996, and the period November 4, 1994 to June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Successor Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 the financial statements, as of November 3, 1994, the Predecessor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal year ended June 29, 1996 and the period November 4, 1994 to June 24, 1995 when read in conjunction with the consolidated financial statements.



/s/Price Waterhouse, LLP
   Price Waterhouse, LLP
   Rochester, New York
   August 9, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholder and
Board of Directors of
Curtice-Burns Foods, Inc.

In our opinion, the consolidated statements of operations and retained earnings and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the results of Curtice-Burns Foods, Inc. and its subsidiaries ("Predecessor Company") operations and for the period from June 26, 1994 to November 3, 1994 and the fiscal year ended June 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 the financial statements, as of November 3, 1994, the Predecessor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from June 26, 1994 to November 3, 1994 and for the fiscal year ended June 25, 1994 when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse, LLP
   Price Waterhouse, LLP
   Rochester, New York
   August 9, 1996

                              FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations and Accumulated Earnings/(Deficit)
(Dollars in Thousands)

                                                                                               Fiscal 1995
                                                                                         11/4/94 -       6/26/94 -
                                                                        Fiscal 1996      6/24/95         11/3/94        Fiscal 1994
                                                                         Successor       Successor     Predecessor      Predecessor

Net sales                                                                $739,094        $471,904       $276,621         $ 829,116
Cost of sales                                                             562,926         334,329        195,810           592,621
                                                                         --------        --------      ---------         ---------
Gross profit                                                              176,168         137,575         80,811           236,495
Selling, administrative, and general expenses                             156,067)        (99,361)       (60,576)         (186,934)
Restructuring                                                              (5,871)              0         (8,415)            7,768
Change in control expenses                                                      0               0         (2,150)           (3,500)
Gain on assets net of additional costs incurred as a result of a fire           0          (2,315)         6,469                 0
                                                                         --------        --------       --------         ---------
Operating income before dividing with Pro-Fac                              14,230          35,899         16,139            53,829
Interest expense                                                          (41,998)        (24,790)        (7,624)          (18,205)
                                                                         --------        --------       --------         ---------
Pretax (loss)/earnings before dividing with Pro-Fac                       (27,768)         11,109          8,515            35,624
Pro-Fac share of loss/(earnings)                                            9,037          (5,554)        (4,062)          (16,849)
                                                                         --------        --------       --------         ---------
(Loss)/income before taxes                                                (18,731)          5,555          4,453            18,775
Benefit/(provision) for taxes                                               6,853          (3,291)        (2,735)           (8,665)
                                                                         --------        --------       --------         ---------
Net (loss)/income                                                         (11,878)          2,264          1,718            10,110
Accumulated earnings at beginning of period                                     0               0         58,121            53,541
Less cash dividends declared                                                    0          (2,264)        (1,390)           (5,530)
                                                                         --------        --------       --------         ---------
Accumulated (deficit)/earnings at end of period                          $(11,878)       $      0       $ 58,449         $  58,121
                                                                         ========        ========       ========         =========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

                                     ASSETS

                                                                                                       6/29/96         6/24/95


  Current assets:
     Cash and cash equivalents                                                                        $  8,873        $  4,158
     Accounts receivable trade, less allowances for bad debts of
       $836 and $673, respectively                                                                      47,259          47,341
     Accounts receivable, other                                                                          8,959          19,812
     Income taxes refundable                                                                                 0           1,043
     Current deferred tax asset                                                                         11,724           6,784
     Inventories -
       Finished goods                                                                                   97,018         108,691
       Raw materials and supplies                                                                       33,556          51,491
                                                                                                      --------        --------
         Total inventories                                                                             130,574         160,182
                                                                                                      --------        --------
     Receivable from Pro-Fac                                                                                 0           1,001
     Prepaid manufacturing expense                                                                      11,339           9,903
     Prepaid expenses and other current assets                                                           1,066           2,306
                                                                                                      --------        --------
         Total current assets                                                                          219,794         252,530
   Investment in Bank                                                                                   24,439          22,907
   Property, plant, and equipment, net                                                                 268,389         272,192
   Assets held for sale                                                                                  5,368          13,863
   Goodwill and other intangible assets less accumulated amortization of
     $5,961 and $2,539, respectively                                                                   103,760         101,494
   Other assets                                                                                         12,500           9,298
                                                                                                      --------        --------
         Total assets                                                                                 $634,250        $672,284
                                                                                                      ========        ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                                       6/29/96         6/24/95
Current liabilities:
   Current portion of obligations under capital leases                                               $     547        $    764
   Current portion of long-term debt                                                                     8,075          11,552
   Accounts payable                                                                                     54,661          60,112
   Income taxes payable                                                                                  3,836               0
   Due to Pro-Fac                                                                                        2,215               0
   Accrued interest                                                                                      9,447           9,171
   Accrued employee compensation                                                                         8,368          11,644
   Other accrued expenses                                                                               24,770          15,116
                                                                                                      --------        --------
         Total current liabilities                                                                     111,919         108,359
Long-term debt                                                                                         149,683         183,665
Senior subordinated notes                                                                              160,000         160,000
Obligations under capital leases                                                                         1,125           1,620
Deferred income tax liabilities                                                                         51,572          59,721
Other non-current liabilities                                                                           20,746          17,836
                                                                                                      --------        --------
         Total liabilities                                                                             495,045         531,201
                                                                                                       -------        --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                                 0               0
                                                                             6/29/96      6/24/95
   Additional paid-in capital:
     Shareholder's paid-in capital                                          $151,083     $151,083
     Less capital contribution receivable                                          0      (10,000)
                                                                            --------     --------
                                                                            $151,083     $141,083      151,083         141,083
                                                                            ========     ========
     Accumulated deficit                                                                               (11,878)              0
                                                                                                      --------        --------
         Total shareholder's equity                                                                    139,205         141,083
                                                                                                      --------        --------
         Total liabilities and shareholder's equity                                                   $634,250        $672,284
                                                                                                      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                                   Fiscal 1995
                                                                                             11/4/94 -    6/26/94 -
                                                                             Fiscal 1996     6/24/95       11/3/94     Fiscal 1994
                                                                              Successor     Successor    Predecessor   Predecessor


Cash Flows From Operating Activities:
   Net (loss)/income                                                         $(11,878)      $  2,264      $   1,718     $ 10,110
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
     Restructuring and division disposals:
       Restructuring and net loss/(gain) from division disposals                5,871              0          5,567       (7,768)
       Including net operating losses subsequent to decision to dispose             0              0          2,848            0
     Gain on assets resulting from fire claim                                       0              0         (6,469)           0
     Amortization of goodwill, other intangibles, and financing fees            4,222          3,218            753        1,685
     Depreciation                                                              26,081         13,864          6,228       22,322
     (Benefit)/provision for deferred taxes                                   (11,030)         4,205         (4,705)       2,670
     Provision for losses on accounts receivable                                  528             91            292          709
     Equity in undistributed earnings of Bank                                  (1,532)        (1,288)             0            0
     Change in assets and liabilities:
       Accounts receivable                                                     11,309         11,540        (12,722)       5,704
       Inventories                                                             33,347         67,022        (70,961)         250
       Income taxes payable/refundable                                          4,879         (1,043)         1,491       (9,283)
       Accounts payable and accrued expenses                                  (15,200)       (13,140)        (5,662)      (7,313)
       Payable to/receivable from Pro-Fac                                       2,754        (20,098)         9,650          834
       Other assets and liabilities                                             2,663         15,012          8,733        2,055
     Deferred taxes                                                                 0            517          3,481            0
                                                                              -------       --------       --------     --------
Net cash provided by/(used in) operating activities                            52,014         82,164        (59,758)      21,975
                                                                              -------       --------       --------     --------
Cash Flows From Investing Activities:
   Goodwill and other intangible assets                                             0              0              0       (1,637)
   Purchase of property, plant, and equipment                                 (18,038)       (26,891)        (5,689)      (9,543)
   Proceeds from disposals                                                      5,005              0              0       45,068
   Cash paid for acquisition                                                   (5,785)             0              0            0
                                                                             --------       --------       --------     --------
Net cash (used in)/provided by investing activities                           (18,818)       (26,891)        (5,689)      33,888
                                                                             --------       --------       --------     --------
Cash Flows From Financing Activities:
   Receivable from/payable to Pro-Fac                                               0        (42,000)        42,000         (500)
   Proceeds from issuance of short-term debt                                        0              0         30,000            0
   Proceeds from issuance of long-term debt                                     5,400        359,000         10,886       40,378
   Payments on short term debt                                                      0        (30,000)             0            0
   Payments on long-term debt including acquisition-related financing fees    (43,056)      (178,015)          (350)     (50,194)
   Payments on capital leases                                                    (825)        (1,259)       (11,344)     (44,293)
   Stock activity relating to Predecessor's equity                                  0              0             52          688
   Amounts paid to shareholders for acquisition                                     0       (167,800)             0            0
   Capital contribution by Pro-Fac                                             10,000          3,888              0            0
   Cash dividends paid                                                              0         (2,264)        (1,390)      (5,530)
                                                                             --------       --------       --------     --------
Net cash (used in)/provided by financing activities                           (28,481)       (58,450)        69,854      (59,451)
                                                                             --------       --------       --------     --------
Net change in cash and cash equivalents                                         4,715         (3,177)         4,407       (3,588)
Cash and cash equivalents at beginning of period                                4,158          7,335          2,928        6,516
                                                                             --------       --------       --------     --------
Cash and cash equivalents at end of period                                   $  8,873       $  4,158       $  7,335     $  2,928
                                                                             ========       ========       ========     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for -
     Interest (net of amount capitalized)                                    $ 41,508       $ 17,531       $  6,967     $ 18,623
                                                                             ========       ========       =========    ========
     Income taxes, net                                                       $   (703)      $  5,567       $  1,417     $ 15,077
                                                                             ========       ========       ========     ========

     Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                   $  1,282       $      0       $      0     $      0
       Inventories                                                              3,902              0              0            0
       Prepaid expenses and other current assets                                  270              0              0            0
       Property, plant and equipment                                            6,044              0              0            0
       Goodwill                                                                   493              0              0            0
       Deferred tax asset                                                         264              0              0            0
       Accounts payable                                                        (4,954)             0              0            0
       Accrued expenses                                                          (418)             0              0            0
       Other non-current liabilities                                           (1,098)             0              0            0
                                                                             --------       --------       --------     --------
       Cash paid for acquisition                                             $  5,785       $      0       $      0     $      0
                                                                             ========       ========       ========     ========

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                                    Fiscal 1995
                                                                                              11/4/94 -      6/26/94 -
                                                                             Fiscal 1996      6/24/95        11/3/94    Fiscal 1994
                                                                              Successor     Successor     Predecessor   Predecessor


Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In conjunction with the purchase of Curtice Burns by Pro-Fac during fiscal
     1995, the following non-cash transactions occurred:
       Transfer of Investment in CoBank from Pro-Fac                                        $ 21,619     $        0       $     0
       Debt forgiven by Pro-Fac                                                              110,576              0             0
       Other assets contributed by Pro-Fac                                                     5,000              0             0
                                                                                            --------     ----------       -------
                                                                                            $137,195     $        0       $     0
                                                                                            ========     ==========       =======
       Capital lease obligations incurred                                       $113        $  1,562     $        0       $10,723
                                                                                ====        ========     ==========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                            CURTICE-BURNS FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Curtice Burns is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition the Company manufacturers cans, which are both utilized by the Company and sold to third parties. The vegetable and fruit product lines account for approximately 70 percent of sales. The Company's products are primarily distributed in the United States.

The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac"). The financial statements contained herein present the results of the Company during the period prior to its acquisition by Pro-Fac (the "Predecessor entity") as well as the period subsequent to its November 3, 1994 acquisition (the "Successor entity"). The financial statements of the Predecessor entity and Successor entity are not comparable in certain respects because of differences between the cost bases of the assets as well as the effect on the Successor entity's operations for adjustments to depreciation and interest expense. The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Fiscal Year: The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period from November 3, 1994 through June 24, 1995, the fiscal year end (see NOTE 2). The fiscal year of the Successor entity corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 1996 comprised 53 weeks and fiscal 1995 and 1994 each comprised 52 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Certain items for fiscal 1995 and 1994 have been reclassified to conform with fiscal 1996 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with maturities of three months or less. Short-term investments amounted to $5.3 million at June 29, 1996. There were no such short-term investments at June 24, 1995.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.

Investment in CoBank ("The Bank"): The Company's investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash) which approximates market.

Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants, subsequent to the previous pack, are deferred and included in the accompanying balance sheet under the caption "Prepaid manufacturing expense."

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

Other Assets: Other assets are primarily comprised of debt issuance costs and a long-term receivable issued in connection with the sale of Nalley Canada Ltd. The debt issuance costs are amortized over the term of the debt. The receivable relating to the sale of Nalley Canada Ltd. is due on various dates between the years 1998 and 2005.

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

Commodities Options Contracts: In connection with the purchase of certain commodities for anticipated manufacturing requirements, the Company occasionally enters into options contracts as deemed appropriate to reduce the effect of price fluctuations. These options contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. These activities are not significant to the Company's operations as a whole.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 1996, 1995, and 1994 amounted to $9,831,000, $13,150,000, and $13,318,000, respectively.

NOTE 2.       CHANGE IN CONTROL OF THE COMPANY

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

The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all other identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. These allocations were finalized in fiscal 1996. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value, and the asset lives were adjusted for assets acquired. In addition, approximately $110.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount as approximately $42.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million using lives ranging from 5 to 35 years.

Following, in capsule form, is the consolidated, unaudited results of operations of Curtice Burns Foods for the fiscal years ended June 24, 1995 and June 25, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year. The column headed "Actual" for June 24, 1995 is the total of Successor and Predecessor entities.

(In Millions)

                                Fiscal Year Ended
                            (Pro Forma is Unaudited)

                                                        June 24, 1995                June 25, 1994
                                                   -----------------------      ------------------------
                                                   Actual       Pro Forma       Actual         Pro Forma
                                                   ------       ---------       ------         ---------

                      Net sales                    $748.5          $748.5       $829.1           $829.1
                      Income before taxes          $ 10.0          $  7.0       $ 18.8           $  9.1
                      Net income                   $  4.0          $  2.9       $ 10.1           $  3.1

Agreements with Pro-Fac: The contractual relationship between the two parties is defined in the Pro-Fac Marketing and Facilitation Agreement. Under the Pro-Fac Marketing and Facilitation Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Curtice Burns under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the
Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Subsequent to the acquisition date, Pro-Fac invested an additional $13.9 million in the Company (including reinvested Additional Patronage Income).

Funds made available by the distribution of investment certificates to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice Burns.

Amounts received by Pro-Fac from Curtice Burns under both Agreements for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994 include: commercial market value of crops delivered, $44.7 million, $55.9 million, and $59.2 million, respectively; interest income in fiscal 1995 and fiscal 1994, $6.1 million and $15.6 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $(9.0) million, $9.6 million, and $16.8 million, respectively. The crops purchased by Curtice Burns from Pro-Fac represented approximately 72 percent, 73 percent, and 65 percent of all raw agricultural crops purchased by Curtice Burns in fiscal 1996, 1995, and 1994, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

NOTE 3.       RESTRUCTURING, ACQUISITIONS, AND DISPOSALS

National Oats: On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to Comstock Michigan Fruit ("CMF"). The sale of the oats business resulted in an approximate $10.9 million pretax gain in fiscal 1994.

Hiland Potato Chips: On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks: On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in fiscal 1993. See further discussion at NOTE 6 - "Taxes on Income."

Sale of Nalley Canada Ltd.: On June 26, 1995, Curtice Burns sold its Canadian subsidiary, Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. Nalley US has an ongoing supply agreement with Nalley Canada Ltd. as a result of the sale.

Packer Foods: On July 21, 1995, the Company acquired Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's CMF operations.

Matthews Candy Co.: In the fourth quarter of fiscal 1996, the Company acquired Matthews Candy Co., a privately owned Washington-based snack food distributor. The total cost of the acquisition was approximately $0.4 million and was paid in cash. Matthews Candy Co. has been merged into the Tim's Cascade Chips operation of the Company's Snack Foods Group.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement in conjunction with the sale.

The business divestitures resulted in the following charges to earnings of the company in fiscal 1994, 1995, and 1996:

         Fiscal 1994 Restructuring Gain: Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the National Oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding restructuring activities initiated in fiscal 1993.

         Fiscal 1995 Restructuring Charge: Included in fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley US Chips and Snacks operation and other expenses relating to the disposal of this operation. On December 19, 1994 this operation was sold for approximately $2.0 million. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

         Fiscal 1996 Restructuring Charge: During the fourth quarter of fiscal 1996, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total fiscal 1996 restructuring charge amounted to $5.9 million. A fourth quarter charge of approximately $4.0 million which was primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting was incurred throughout the year. Efforts will focus on the consolidation of operations and the elimination of approximately 8 percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the first six months of fiscal 1997. Work-force reductions have been implemented at CMF, Nalley Fine Foods, and Southern Frozen Foods. In the first quarter of fiscal 1997, the sales and administrative functions of the Brooks Foods division were integrated into the Company's CMF division.

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 29, 1996 and June 24, 1995.

(Dollars in Thousands)

                                                    June 29, 1996                            June 24, 1995
                                         Owned          Leased                        Owned               Leased
                                         Assets          Assets         Total         Assets              Assets        Total

Land                                 $    6,005      $       0     $    6,005      $    5,467         $      0      $    5,467
Land improvements                         2,186              0          2,186           1,540                0           1,540
Buildings                                98,310            690         99,000          92,215              795          93,010
Machinery and equipment                 190,423          2,509        192,932         168,477            3,520         171,997
Construction in progress                 11,881              0         11,881          18,719                0          18,719
                                       --------         ------       --------        --------          -------        --------
                                        308,805          3,199        312,004         286,418            4,315         290,733
Less accumulated depreciation            42,042          1,573         43,615          16,695            1,846          18,541
                                       --------         ------       --------        --------          -------        --------
Net                                    $266,763         $1,626       $268,389        $269,723           $2,469        $272,192
                                       ========         ======       ========        ========           ======        ========
Obligations under capital leases1                       $1,672                                          $2,384
Less current portion                                       547                                             764
                                                        ------                                          ------
Long-term portion                                       $1,125                                          $1,620
                                                        ======                                          ======

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6 to 10 percent.

Interest capitalized in conjunction with construction amounted to $470,000 and $1,841,000 in fiscal 1996 and 1995, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 29, 1996.

(Dollars in Thousands)

                  Fiscal Year Ending Last                         Capital         Operating       Total Future
                     Saturday In June                             Leases            Leases         Commitment

                         1997                                     $   837         $  6,064          $  6,901
                         1998                                         647            4,794             5,441
                         1999                                         425            3,772             4,197
                         2000                                          96            2,114             2,210
                         2001                                          76            1,020             1,096
                     Later years                                      255              655               910
                                                                   ------         --------           -------
                  Net minimum lease payments                        2,336          $18,419           $20,755
                                                                                   =======           =======
                  Less amount representing interest                   664
                                                                   ------
                  Present value of minimum lease payments          $1,672
                                                                   ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $10,927,000, $10,297,000, and $11,721,000 for fiscal years 1996, 1995, and 1994, respectively. The fiscal 1995 amount is comprised of $4,280,000 for the Predecessor entity and $6,017,000 for the Successor entity.

NOTE 5.       DEBT

New Credit Agreement: The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares. The outstanding borrowings under the New Credit Agreement were $152.0 million at June 29, 1996.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with seasonal financing of up to $66.0 million ("Seasonal Facility") and a $14.2 million Letter of Credit Facility. The Acquisition Facility, the Seasonal Facility, and the Letter of Credit Facility are collectively referred to herein as the "Bank Facility."

         Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Curtice Burns (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

         Interest: The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant US Treasury Rate plus 3.00 percent.

         The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (i) the relevant London interbank offered rate plus 1.75 percent, (ii) the relevant prime rate minus 0.25 percent, or (iii) the relevant US Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Acquisition Facility was 8.7 percent per annum for fiscal 1996.

         Based on an estimated borrowing rate at fiscal year end 1995 of 9.0 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the New Credit Agreement was approximately $193.8 million at June 24, 1995.

         Based on an estimated borrowing rate at fiscal year end 1996 of 9.6 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the New Credit Agreement was approximately $154.4 million at June 29, 1996.

         Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is December 1996; except that for 15 consecutive calendar days during each year, the borrowings under the Seasonal Facility must be zero. The average borrowing under the Seasonal Facility was $53.7 million during fiscal 1996, and the weighted-average interest rate on such borrowing was 7.4 percent. There were no borrowings under this Seasonal Facility at June 29, 1996. The Letter of Credit Facility provides for the issuance of letters of credit through December 1996. Management anticipates timely renewals of both the Seasonal Facility and the Letter of Credit Facility.

         Certain Covenants: The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain specified levels with regard to working capital, tangible net worth, fixed charges, the incurrence of additional debt, and limitations on dividends, investments, acquisitions, and asset sales. The Company is in compliance with, or has obtained waivers for, all covenants, restrictions and requirements under the terms of the borrowing agreement.

         Other Debt: Other debt of $5.8 million carries rates up to 11.0 percent at June 29, 1996.


         Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1997 through 1999, $8.0 million each; 2000, $16.4 million, and 2001, $24.8 million. Provisions of the Term Loan Facility require annual payments in the years through 2000 on October 1 of each year in an amount equal to the "annual cash sweep" (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year as defined in the Acquisition Facility. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

The Senior Subordinated Notes ("Notes"): The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement).

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 1995, to holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the

Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year, comprised of 12 30-day months.

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

The Indenture limited the amount Pro-Fac can borrow from the Company to $10.0 million and provided that, if Pro-Fac borrowed from a source other than the Company, Pro-Fac was restricted from borrowing from the Company. On June 28, 1996, Pro-Fac established a line of credit with the Bank. Accordingly, proceeds of $18.0 million from such borrowing were utilized to extinguish outstanding obligations with the Company.

The Indenture also limits the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Curtice Burns debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Curtice Burns' Fixed Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest and tax-adjusted dividends) for the preceding four quarters, after giving effect to the Restricted Payment, is not at least 1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

Based on an estimated borrowing rate at 1995 fiscal year end of 11.6 percent for borrowings with similar terms and maturities, the fair value of the Notes was $149.8 million at June 24, 1995.

Based on an estimated borrowing rate at 1996 fiscal year end of 12.5 percent for borrowings with similar terms and maturities, the fair value of the Notes was $163.3 million at June 29, 1996.

Short-Term Borrowings: Short-term borrowings for the three years ended June 29, 1996 were as follows:

(Dollars in Thousands)

                                                                       Fiscal         Fiscal         Fiscal
                                                                        1996           1995           1994

                  Balance at end of period                           $     0         $     0         $11,500

                  Rate at fiscal year end                                  0.0%            0.0%            5.5%

                  Maximum outstanding during the period              $94,000         $94,000         $81,000

                  Average amount outstanding during the period       $53,739         $66,541         $51,516

                  Weighted average interest rate during the period         7.4%            7.3%            4.6%

The above amounts include borrowings from commercial banks and from Pro-Fac under existing and pre-existing loan agreements.

NOTE 6.       TAXES ON INCOME

Taxes on income include the following:

(Dollars in Thousands)

                                                                             Fiscal 1995
                                                                     11/4/94 -          6/26/94 -
                                                   Fiscal 1996        6/24/95           11/3/94         Fiscal 1994
                                                    Successor        Successor        Predecessor       Predecessor


                  Federal -
                    Current                          $     0         $(1,368)           $ 5,834           $4,047
                    Deferred                          (5,990)          3,810             (3,529)           1,831
                                                     -------         -------            -------           ------
                                                      (5,990)          2,442              2,305            5,878
                                                     -------         -------            -------           ------
                  State and foreign -
                    Current                                0             (46)             1,106            1,948
                    Deferred                            (863)            895               (676)             839
                                                     -------         -------            -------           ------
                                                        (863)            849                430            2,787
                                                     -------         -------            -------           ------
                                                     $(6,853)        $ 3,291            $ 2,735           $8,665
                                                     =======         =======            =======           ======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes, is as follows:

(Dollars in Thousands)

                                                                                                   Fiscal 1995
                                                                                              11/4/94 -     6/26/94 -
                                                                              Fiscal 1996     6/24/95       11/3/94     Fiscal 1994
                                                                               Successor     Successor    Predecessor   Predecessor

Income tax (benefit)/provision at 34% in 1996 and 35% in 1995 and 1994          $(6,380)      $1,942         $1,558        $6,571
State income taxes, net of federal income tax effect                               (859)         552            294           900
Goodwill amortization                                                               784          637            167           480
Valuation allowance                                                                   0            0              0          (850)
Dividend received reduction                                                        (521)           0              0             0
Statutory rate change                                                                 0            0              0           480
Non-deductible legal and advisory expenses                                            0            0            753         1,058
Other, net                                                                          123          160            (37)           26
                                                                                -------       ------         ------        ------
                                                                                $(6,853)      $3,291         $2,735        $8,665
                                                                                =======       ======         ======        ======

Effective Tax Rate                                                                 36.5%       59.3%           61.4%         46.2%

                                                                                =======       =====          ======         =====

The deferred tax (liabilities)/assets consist of the following at June 29, 1996:

                                                                            Fiscal                Fiscal
                                                                             1996                  1995

                  Liabilities
                    Depreciation                                          $(61,350)             $(65,292)
                    Non-compete agreements                                    (766)               (1,120)
                    Long-term receivables                                     (426)                 (626)
                    Prepaid manufacturing                                   (4,411)               (3,827)
                    Other                                                      (39)                  (45)
                                                                          --------              --------
                                                                           (66,992)              (70,910)
                                                                          --------              --------
                  Assets
                    Inventory                                                2,203                 3,416
                    Allowance for doubtful accounts                            313                   382
                    Capital and operating loss carryforwards                23,302                 3,738
                    Accrued employee benefits                                3,014                 3,711
                    Insurance accruals                                       2,031                 1,659
                    Pension/OPEB accruals                                    6,368                 6,237
                    Restructuring reserves                                   1,731                   280
                    Other                                                    2,377                 2,377
                                                                          --------              --------
                                                                            41,339                21,800
                                                                          --------              --------
                    Net deferred liabilities                               (25,653)              (49,110)
                    Valuation allowance                                    (14,195)               (3,827)
                                                                          --------              --------
                                                                          $(39,848)             $(52,937)
                                                                          ========              ========

The Company has recorded a benefit for the net operating loss carryforwards resulting from fiscal 1995 and 1996. As of June 29, 1996 the net operating loss carryforward available is $22.1 million ($8.6 million net of tax). Such amounts expire between 2010 and 2011.

During fiscal year 1996, the Company sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. The sale resulted in a capital loss of $36.3 million ($14.2 million net of tax). A full valuation allowance has been recorded against the capital loss carryforward, as it is more likely than not that a tax benefit will not be realized. The increase to the Company's capital loss carryforward corresponds to the increase in the valuation allowance. The capital loss carryforward expires in 2001. In conjunction with the Acquisition of the Company by Pro-Fac, any future recognition of the capital loss carryforward will reduce goodwill.

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

During the second quarter of fiscal 1996 the net deferred taxes liabilities of the Company were reduced by approximately $22 million. The adjustment was made in conjunction with the Company obtaining its' cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, it was later determined that such an adjustment was not warranted. Accordingly, the net deferred taxes were re-established during the fourth quarter. The reversal had no material effect on the operations of the Company.

NOTE 7.       PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations.

The Company also participates in several union sponsored pension plans. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal years ended 1996, 1995, and 1994 includes the following components:

(Dollars in Thousands)

                                                                                            Fiscal 1995
                                                                                     11/4/94 -       6/26/94 -
                                                                     Fiscal 1996     6/24/95         11/3/94        Fiscal 1994
                                                                      Successor     Successor      Predecessor      Predecessor

Service cost -- benefits earned during the period                   $   3,141        $ 2,427         $ 1,270          $ 3,958
Interest cost on projected benefit obligation                           6,544          4,365           2,225            6,815
Return on assets
   Actual gain                                                        (19,430)             0          (1,717)          (2,044)
   Deferred gain                                                       12,123         (4,789)           (678)          (5,213)
                                                                    ---------        -------         -------          -------
     Total gain                                                        (7,307)        (4,789)         (2,395)          (7,257)
Amortization of transition amount at June 29, 1985                          0              0            (265)          (1,001)
Amortization of prior service cost                                          0              0              61              426
Recognition of curtailment gain                                             0              0               0             (874)
Amortization of (gain)/loss                                               (64)             0              57                6
                                                                    ---------        -------         -------          -------
                                                                        2,314          2,003             953            2,073
Union and other pension costs                                             385            147           1,182              593
                                                                    ---------        -------         -------          -------
Net pension cost                                                    $   2,699        $ 2,150         $ 2,153          $ 2,666
                                                                    =========        =======         =======          =======

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

The pension plan's funded status was as follows:

(Dollars in Thousands)

                                                              June 29, 1996             June 24, 1995               June 25, 1994
                                                              -------------             -------------               -------------
                                                                Assets                    Assets                     Accumulated
                                                                Exceed                    Exceed                       Benefits
                                                              Accumulated               Accumulated                     Exceed
                                                                Benefits                  Benefits                      Assets


Actuarial present value of benefit obligations:
 Vested benefit obligation                                      $(74,108)                  $(65,350)                  $(71,302)
                                                                ========                   ========                   ========
   Accumulated benefit obligation                               $(77,035)                  $(69,449)                  $(76,649)
                                                                ========                   ========                   ========

Projected benefit obligation                                    $(85,307)                  $(78,809)                  $(87,744)
Plan assets at fair value                                         89,716                     74,897                     71,875
                                                                --------                   --------                   --------
Plan assets in excess of/(less than) projected benefit obligation  4,409                     (3,912)                   (15,869)
Unrecognized net (gain)/loss                                     (18,456)                    (8,787)                    11,075
Unrecognized prior service cost                                     (266)                         0                      1,088
Unrecognized net asset at year end                                     0                          0                     (4,408)
Liability for unfunded accumulated
   benefit obligation                                                  0                          0                     (1,401)
                                                                --------                   --------                   --------
                                                                 (14,313)                   (12,699)                    (9,515)
Union and other pension plans                                     (2,318)                    (2,243)                      (958)
                                                                --------                   --------                   --------

Pension liability at year end                                   $(16,631)                  $(14,942)                  $(10,473)
                                                                ========                   ========                   ========

In 1996, the assumed discount rate, assumed long-term rate of return on plan assets, and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent, and 4.50 percent, respectively. The year end projected obligation increased by approximately $7,587,000 due to the decrease in the discount rate from 8.5 percent to 7.75 percent.

In 1995, the assumed discount rate, assumed long-term rate of return on plan assets, and the assumed long-term rate of compensation increase were 8.50 percent, 10.0 percent, and 4.50 percent, respectively.

In 1994, the assumed discount rate, assumed long-term rate of return on plan assets and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent and 4.50 percent, respectively.

Provisions of the Financial Accounting Standards Board SFAS No. 87, "Employers Accounting for Pensions," require the Company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset thereto and reduce stockholders equity. At June 25, 1994, a minimum pension liability of $1,401,000 was recorded as required by SFAS 87. A related intangible asset was recorded for $1,356,000 and stockholders equity was reduced by $45,000. The adjustment in the minimum pension liability at June 25, 1994 resulted primarily from a decrease in the discount rate and the general performance of investment markets.

Profit Sharing/401(k): Under the prior Deferred Profit Sharing Plan and the Non-Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 7.0 percent in 1994 and 5.0 percent in 1995 of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1995 and 1994, $1,400,000 and $1,171,000, respectively, was allocated to the plans.

On October 1, 1995, the Company merged the Deferred Profit Sharing Plan into the 401(k) Investment Plan. Under the new combined plan, the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the Plan if certain pre-established divisional earnings goals are achieved. The maximum incentive contribution is 3 percent of base salary earned during the fiscal year. In addition, the Company contributes 401(k) matching contributions to the Plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 1996 the Company allocated $400,000 in the form of matching contributions and $211,000 in the form of incentive contributions for the benefit of its employees.

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

The plan's funded status was as follows:

(Dollars In Thousands)

                                                                                       June 29, 1996     June 24, 1995


         Accumulated postretirement benefit obligation:
           Fully eligible active participants                                             $   141           $   113
           Other active participants                                                          108               244
           Retirees                                                                         2,446             2,386
                                                                                          -------           -------
              Total                                                                         2,695             2,743
           Less Plan assets at fair value                                                       0                 0
                                                                                          -------           -------
           Accumulated postretirement benefit obligation in excess of fair value of assets (2,695)           (2,743)
           Unrecognized gains                                                                (443)             (274)
                                                                                          -------           -------
           Accrued postretirement benefit cost                                            $(3,138)          $(3,017)
                                                                                          =======           =======


Net periodic postretirement benefit cost included the following components:

(Dollars in Thousands)

                                                                                        Fiscal 1995
                                                                                  11/4/94 -        6/26/94 -
                                                                Fiscal 1996       6/24/95          11/3/94
                                                                 Successor        Successor       Predecessor

                  Service cost                                    $  23            $  15              $  8
                  Interest cost                                     222              154                74
                  Net amortization and deferral                       0                0                46
                                                                   ----             ----              ----
                  Net periodic postretirement benefit cost         $245             $169              $128
                                                                   ====             ====              ====

As a result of the change in control, the entire balance of the transition obligation and the outstanding gains and losses totaling $2,538,000 were charged to goodwill at the time of the sale.

The  weighted-average,   assumed-discount  rate  used  to  measure  the  benefit
obligations was 8.50 percent at the beginning and 7.75 percent at the end of fiscal 1996.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 12 percent for 1995 and 11 percent for 1996. The rate was assumed to decrease gradually to 5.0 percent by the year 2006 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows:

(Dollars in Thousands)

                                            Successor                         Predecessor                     Predecessor
                                           Fiscal 1996                     11/4/94 - 6/24/95              6/26/94 - 11/3/94
                                   -------------------------         --------------------------        --------------------------
                                   Current         1% Higher         Current          1% Higher        Current          1% Higher
                                    Trend            Trend            Trend             Trend           Trend             Trend

APBO                               $2,695            $2,798           $2,743            $2,874          $2,948            $3,118
Service cost + interest cost       $  245            $  255           $  170            $  178          $   82            $   86

Employee Stock Purchase Plan: During fiscal 1996 the Company introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase of price of such shares is par value, $10 per share. During fiscal 1996, 33,364 shares were purchased by employees, and 3,447 shares were subscribed to as of June 29, 1996.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Curtice Burns Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested after five years. The performance units expire upon the tenth anniversary of grant. The appreciated value of units in excess of the initial grant price converts to cash compensation upon expiration of the units. The total units granted on June 24, 1996 under this Plan were 248,511 at $13.38 per unit.

The value of the June 24, 1996 grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's earnings and debt repayment in fiscal 1997. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. If future performance equals fiscal 1996 performance, no payouts will be made from the plan relative to the option granted on June 24, 1996.

NOTE 8.       OTHER MATTERS

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods Fire: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption were covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by Curtice Burns prior to the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon consummation of the Acquisition, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. Both the New Credit Agreement and the Indenture provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Company as well as other corporate officers and the individuals who serve as presidents and chief executive officers of certain of the Company's divisions.

                                      Year of
    Name                               Birth                          Positions

Roy A. Myers(1)                         1931         President and Chief Executive Officer and Director

Dennis M. Mullen                        1953         Chief Operating Officer and Executive Vice President

William D. Rice                         1934         Chief Financial Officer, Senior Vice President, and Secretary

Diana Bartalo                           1946         Treasurer and Director of Financial Reporting

Robert E. McMahon                       1941         Vice President Information Systems

Blaine B. Petersen                      1928         Vice President Operations

Earl L. Powers                          1944         Vice President and Controller

Beatrice B. Slizewski                   1943         Vice President Corporate Communications

Lois J. Warlick-Jarvie                  1958         Vice President Human Resources

Stephen R. Wright                       1947         Senior Vice President - Procurement

Carl W. Caughran                        1953         President and Chief Executive Officer of Nalley Fine Foods

Thomas A. Collins                       1938         President and Chief Executive Officer of Southern Frozen Foods

Ronald R. Fithen                        1946         President and Chief Executive Officer of Finger Lakes Packaging

Bernhard Frega                          1950         President and Chief Executive Officer of Comstock Michigan Fruit

Michael A. Gaffney                      1950         President and Chief Executive Officer of Snyder

Eugene W. Hermenet                      1936         President and Chief Executive Officer of Brooks Foods

Tim Kennedy                             1948         President and Chief Executive Officer of Tim's Cascade Chips

David R. Ray                            1945         President and Chief Executive Officer of Husman

Robert V. Call, Jr.(2)                  1926         Director and Chairman of the Board

Bruce R. Fox(2)                         1947         Director

Cornelius D. Harrington, Jr.(3)         1927         Director

Steven D. Koinzan(2)                    1948         Director



                                       Year of
       Name                             Birth        Positions


Walter F. Payne(3)                      1936         Director

Frank M. Stotz(3)                       1930         Director

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

Dennis M. Mullen has been Chief Operating Officer of the Company since May 1996 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CMF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CMF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

William D. Rice has been Senior Vice President, Chief Financial Officer, and Secretary of the Company since 1991, Secretary of the Company since 1989. He was Treasurer of the Company from 1975 to 1996. He was Vice President-Finance of the Company from 1969 to 1991. He has been Assistant Treasurer of Pro-Fac since 1970 (Management Chief Financial Officer for Pro-Fac).

Diana  Bartalo has been  Treasurer  since March 1996 and  Director of  Financial
Reporting  since  1992;  Assistant  Treasurer  since  from  1988 to March  1996;
Corporate Accounting Manager 1976-1992. She held several administrative staff positions 1970-1976 and has been Assistant Treasurer of Pro-Fac since 1987.

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

Blaine B. Petersen has been Vice President Operations since 1991; prior to that he was Director of Operations since 1990. Before joining Curtice Burns, he was Vice President Plant Operations, Grace Culinary Systems Division of W.R. Grace & Co. 1988-1990, and Vice President Operations, Fishery Products, Inc. 1983-1988. He held various executive management positions 1969-1983.

Earl L. Powers has been Vice President and Controller since March 1993, and Vice President Finance and Management Information Systems, Comstock Michigan Fruit Division of the Company from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Curtice Burns and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Curtice Burns (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a small business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T. French Company (1974-1988) -- eight years in public relations and seven years in various accounting functions.

Lois J. Warlick-Jarvie has been Vice President Human Resources since January 1993; Corporate Director Human Resources July 1991 to January 1993; Manager
Compensation, Benefits and Risk Management January 1989 to July 1991; various administrative staff positions within the Company 1982 to 1989.

Stephen R. Wright has been Senior Vice President - Procurement of the Company since the completion of the Acquisition. He was Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

Carl W. Caughran has been President and Chief Executive Officer of Nalley Fine Foods since March 1996. Prior to joining the Company, he was Vice President/General Manager of Borden's Eastern Snacks Group 1993 to 1995, Vice
President/General Manager of Borden's Western Snacks Group 1991 to 1993, and held various executive positions at Borden 1983 to 1991.

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

Bernhard Frega has been President and Chief Executive Officer of CMF since May 1996. He had been Executive Vice President and Chief Operating Officer of CMF from December 1995 to May 1996. Prior to that he held increasingly responsible positions at CMF, beginning in 1974 in sales and marketing. He became Marketing Director in 1984, Vice President Private Label in 1987 and Senior Vice President for Consumer Products in 1995.

Michael A. Gaffney has been President and Chief Executive Officer of Snyder since 1995. He was Executive Vice President and Chief Operating Officer of Snyder from 1990 to 1995. Prior to 1990, he held various management and executive positions with State Line Snacks, Frito-Lay, Gallo, and Procter and Gamble.

Eugene W. Hermenet has been President and Chief Executive Officer of Brooks since 1978. He was Executive Vice President of Brooks from 1975 to 1978. He was President of Silver Floss from 1972 to 1975, Vice President of Silver Floss from 1971 to 1972 and Assistant to the President of Silver Floss from 1969 to 1971.

Tim Kennedy has been President and Chief Executive Officer of Tim's since its acquisition by the Company in 1989. Prior to that, he was President and Chief Executive Officer at Tim's which was a privately-held corporation since its inception in 1986.

David R. Ray has been President and Chief Executive Officer of Husman since 1995. He was Executive Vice President and Chief Operating Officer of Husman 1990 to 1995 and Director of Sales for Chips and Snacks at Nalley 1987 to 1990.

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

Walter F. Payne has been a Director of the Company since January 1996 and President and Chief Executive Officer of Blue Diamond Growers since 1992. He held various positions at Blue Diamond Growers between 1973 and 1992. He is currently on the Board of Directors of the Almond Board of California and the International Nut Council, a board alternate for the National Council of Farmer Cooperatives, and a member of the Board of Trustees for the Graduate Institute of Cooperative Leadership.

Frank M. Stotz has been a Director of the Company since the completion of the Acquisition. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the Rochester office of Price Waterhouse. Mr. Stotz serves on the Boards of Trustees of St. John Fisher College, The Genesee Hospital, The Rochester Center for Governmental Research and The Automobile Club of Rochester. He is also a member of the Bishop's Council of the Catholic Diocese of Rochester.

Term of Office: All directors of the Company will hold office from the date of election until the next annual meeting of the shareholder or until their successors are duly elected and qualified. Each executive officer of the Company will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any Director, executive officer, or any person nominated or chosen by the Company to become a Director or executive officer. Officers of the Company serve for a term of office from the date of election to the next organization meeting of the Board of Directors or until their respective successors are elected and qualified, except in the case of death, resignation, or removal.

ITEM 11.      EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and certain other most highly compensated executive officers of the Company, earned during fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                                                         RSIP/
                                                                                                                       Matching
                                                                                                                     Contributions
                                                                                          Annual                       Deferred
                                                                                      Compensation1                     Profit
Name and Principal Position                                        Year          Salary           Bonus2                Sharing

Roy A. Myers -                                                     1996         $410,154          $      0              $ 2,672
   President, CEO, and Director                                    1995         $339,927          $200,539              $10,609
                                                                   1994         $228,615          $101,231              $ 7,886

Dennis M. Mullen -                                                 1996         $216,107          $      0              $ 1,465
   Executive Vice President and                                    1995         $179,558          $ 71,207              $ 7,265
   Chief Operating Officer                                         1994         $170,128          $101,643              $ 5,761

William D. Rice -                                                  1996         $249,642          $      0              $ 1,656
   Senior Vice President, CFO, and Secretary                       1995         $240,065          $116,143              $ 9,791
                                                                   1994         $230,912          $102,248              $ 7,993

Stephen R. Wright                                                  1996         $156,789          $      0              $ 1,627
   Senior Vice President - Procurement                             1995         $128,685          $ 51,628              $ 4,520
                                                                   1994         $101,345          $ 29,552              $ 3,408

Earl L. Powers                                                     1996         $157,990         $       0              $ 1,642
   Vice President and Controller                                   1995         $150,392         $  60,333              $ 6,099
                                                                   1994         $142,865         $  50,917              $ 4,813

1 No Named Executive Officer has received personal benefits during the period in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ("Pro-Fac").

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                      Estimated Future Payouts
                                (b)                          (c)                 Under Non-Stock Price Based Plans
                         Number of Shares            Performance or Other           (d)                    (e)
     (a)                  Units or Other            Period Until Maturation      Threshold               Target
     Name                Rights Granted (1)               or Payout               ($ or #)            ($ or #)(2)

Roy A. Myers                  46,637                       6/24/2006                  $0                   $0
Dennis M. Mullen              32,085                       6/24/2006                  $0                   $0
William D. Rice               23,636                       6/24/2006                  $0                   $0
Stephen R. Wright             13,970                       6/24/2006                  $0                   $0
Earl L. Powers                14,056                       6/24/2006                  $0                   $0

(1) On June 24, 1996, the Company introduced a long-term incentive program, the Curtice Burns Foods Equity Value Plan ("EVP"), which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested after five years. The performance units expire upon the tenth anniversary of grant. The appreciated value of units in excess of the initial grant price converts to cash compensation upon expiration of the units.

(2) The value of the June 24, 1996 grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's earnings and debt repayment in fiscal 1997. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1996 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1996 performance, no payouts will be made from the plan relative to the option granted on June 24, 1996.

Retirement Plans: The Company's Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 29, 1996, of the Executive Officers listed in the Summary Compensation Table are as follows: Roy A. Myers-34, Dennis M. Mullen-6, William D. Rice-24, Stephen R. Wright-22, and Earl L. Powers-4.

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

                               Pension Plan Table

                                                               Years of Plan Participation
                    Final            ------------------------------------------------------------------------------
                 Average Pay           15                20                25               30                35
                 -----------         -------          --------          --------         --------          --------

                  $125,000           $22,437          $ 29,342          $ 36,160         $ 43,133          $ 50,278
                   150,000            27,687            36,342            44,910           53,633            62,528
                   175,000            32,937            43,342            53,660           64,133            74,778
                   200,000            38,187            50,342            62,410           74,633            87,028
                   225,000            43,437            57,342            71,160           85,133            99,278
                   250,000            48,687            64,342            79,910           95,633           111,528
                   275,000            53,937            71,342            88,660          106,113           123,778
                   300,000            59,187            78,342            97,410          116,633           136,028
                   325,000            64,437            85,342           106,160          127,133           148,278
                   350,000            69,687            92,342           114,910          137,633           160,528
                   375,000            74,937            99,342           123,660          148,133           172,778
                   400,000            80,187           106,342           132,410          158,633           185,028

Change of Control Provisions of Severance and Other Benefit Plans: The Company has adopted a Change of Control Severance Plan concerning certain key employees and Executive Officers (the "Plan"). The Plan provides salary and benefit continuation to designated executives (including the named executives listed in the Summary Compensation Table) in the event their employment is terminated within a specified period after a change of control of the Company, as such term is defined in the Plan.

The Plan will remain in existence until November 3, 1996. The Plan provides for salary and benefit continuation upon termination other than for cause within the two-year period following a Change of Control as follows: one year of salary and benefit continuation for Messrs. Petty, Myers and Rice; two years of salary and benefit continuation for the other designated executives including Messrs. Mullen, and Powers, or until the executive obtains other employment at an annual salary not less than 75 percent of his annual salary at termination, whichever occurs first.

Under the terms of the Agreement, Messrs. Myers and Rice would be entitled to a supplemental retirement benefit equal to the benefit they would receive from the Curtice Burns Foods Master Salaried Retirement Plan if they were to continue working until age 65 at their current salary level, less their actual retirement benefit from this Plan. In all cases, the supplemental retirement benefits begin at the end of the salary and benefit continuation period. Also, upon a Change of Control all stock options granted prior to February 18, 1994 became exercisable.

The Incentive Plan also contains a change of control provision pursuant to which, in the event of a change of control of the Company, participants in such plan who are terminated within two years following a change in control are entitled to an allocation of benefits under such plan for the fiscal year of their termination on a pro rata basis for the part of the year they were employed.

Directors Compensation: In fiscal 1996, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. In fiscal 1996, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board. Mr. Myers was not paid directors' fees.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of he Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Borrowings by Pro-Fac: The Indenture governing the Notes permitted the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $10.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Seasonal Facility. The loan balance was required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Notes and the New

Credit Agreement, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Indenture does not permit Pro-Fac to incur any other indebtedness. During fiscal 1996, Pro-Fac repaid amounts due the Company and incurred debt from the Bank.

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank represent a percentage of the previous five-years' average borrowings from the Bank. As of June 29, 1996, the amount of Pro-Fac's investment in the Bank was approximately $24.4 million.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. Prior to the Acquisition, these crops were sold to the Company pursuant to the Integrated Agreement. During fiscal 1996, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Curtice Burns for the following aggregate amounts:

                                                                           RELATIONSHIP                GROSS PURCHASES
            NAME                                                            TO PRO-FAC                  IN FISCAL 1996

Dale E. Burmeister................................................   Director                            $   122,000
Robert V. Call, Jr................................................   Director                              2,147,000
Glen Lee Chase....................................................   Director                                139,000
Tommy R. Croner...................................................   Director and Secretary                  236,000
Albert P. Fazio...................................................   Director and Vice President               4,000
Bruce R. Fox......................................................   Director and President                  880,000
Steven D. Koinzan.................................................   Director and Treasurer                  163,000
Kenneth A. Mattingly..............................................   Director                                527,000
Paul E. Roe.......................................................   Director                                654,000
Allan D. Mitchell.................................................   Director                                177,000
Allan W. Overhiser................................................   Director                                 21,000
Edward L. Whitaker................................................   Director                                           2,000

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 15, 1997, at an annual cost of approximately $23,500. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report


    ITEM

Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements
   Reports of Independent Accountants
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Earnings/(Deficit) for
       the years ended June 29, 1996, June 24, 1995, and June 25, 1994 Consolidated Balance Sheet at June 29, 1996 and June 24, 1995
     Consolidated Statement of Cash Flows for the years ended June 29 1996, June
                  24, 1995, and June 25, 1994 Notes to Consolidated Financial Statements
         (2)    The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             SCHEDULE II



Curtice-Burns Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 29, 1996


                                                                                               Fiscal 1995
                                                                                 11/4/94 -       6/26/94 -
                                                              Fiscal 1996        6/24/95         11/3/94        Fiscal 1994
                                                               Successor        Successor*     Predecessor*     Predecessor


         Allowance for doubtful accounts
           Balance at beginning of period                     $ 673,000         $ 683,000       $1,066,000       $  801,000
           Additions charged to expense                         537,000            91,000          292,000          702,000
           Deductions                                          (374,000)         (101,000)        (427,000)        (437,000)
                                                              ---------         ---------       ----------       ----------
           Balance at end of period                           $ 836,000         $ 673,000       $  931,000       $1,066,000
                                                              =========         =========       ==========       ==========

         Inventory reserve**
           Balance at beginning of period                     $ 144,000     $           0       $  379,000       $1,189,000
           Net change                                          (144,000)          144,000          635,000         (810,000)
                                                              ---------         ---------       ----------       ----------
           Balance at end of period                           $       0         $ 144,000       $1,014,000       $  379,000
                                                              =========         =========       ==========       ==========

 *  Valuation accounts were revalued by the acquiring company.

** Difference between FIFO cost and market applicable to canned and frozen fruit and vegetable inventories.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

(3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

     (b) Reports on Form 8-K:

         The following reports on Form 8-K were filed in the fourth quarter of fiscal 1996:

                        Item                                  Date of Event

                Item 5 - Other Events                         March 25, 1996
                Item 5 - Other Events                         May 10, 1996

     (c) EXHIBITS:

                Exhibit
                Number                     Description

                 3.3**       Certificate of Incorporation of Curtice Burns.

                 3.4***      Bylaws of Curtice Burns.

                10.1** Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Curtice Burns' 12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

                10.2** Term Loan, Term Loan Facility and Seasonal Loan Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"), Curtice Burns and PFAC.

                10.3** Parent Guaranty, dated as of November 3, 1994, by Pro-Fac in favor of the Bank.

                10.4** Parent Security Agreement, dated as of November 3, 1994 between Pro-Fac and the Bank.

                10.5** Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to Secure Debt, Purchase Money Mortgage, Assignment, Security Agreement and Financing Statement dated November 3, 1994 among PFAC, Curtice Burns and the Bank.

                10.6** Marketing and Facilitation Agreement, dated as of November 3, 1994, between Pro-Fac and Curtice Burns.

                10.7**       Management Incentive Plan, as amended.

                10.8**       Supplemental Executive Retirement Plan, as amended.

                10.9**       Key Executive Severance Plan, as amended.

                10.10**      Master Salaried Retirement Plan, as amended.

                10.11**      Non-Qualified Profit Sharing Plan, as amended.

                10.12**      Excess Benefit Retirement Plan.

                10.13* Modification A of Term Loan, Term Loan Facility, and Seasonal Loan Agreement, dated as of January 26, 1995, between Curtice Burns and the Bank.

                10.14*       Second Amendment to Non-Qualified Profit Sharing
                             Plan.

                10.15*** Modifications B - D of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Curtice Burns and the Bank.

                10.16 Modifications E - F of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Curtice Burns and the Bank.

                10.17        Equity Value Plan Adopted on June 24, 1996.

                10.18 Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

                Exhibit
                Number           Description

                21.1         List of Subsidiaries.

                27           Financial Data Schedule.

    *  Incorporated by reference from Registration Statement No. 33-60273.

  ** Incorporated by reference from Registration Statement No.33-56517, as amended.

 *** Incorporated by reference from the Registrant's 1995 Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            CURTICE-BURNS FOODS, INC.



Date:    August 21, 1996                By:  /s/   William D. Rice
         ------------------------            ----------------------------
                                                   WILLIAM D. Rice
                                       Senior Vice President and Secretary



                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROY A. MYERS and WILLIAM D. RICE, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            SIGNATURE                                            TITLE                                DATE



/s/ Robert V. Call, Jr.                                                Chairman of the Board; Director              August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (ROBERT V. CALL, JR.)



/s/ Bruce R. Fox                                                       Director                                     August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (BRUCE R. FOX)



/s/ Cornelius D. Harrington                                            Director                                     August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan                                                  Director                                     August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (STEVEN D. KOINZAN)



/s/ Walter F. Payne                                                    Director                                     August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (WALTER F. PAYNE)



/s/ Frank M. Stotz                                                     Director                                     August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (FRANK M. STOTZ)



/s/ Roy A. Myers                                                       President and Chief Executive Officer        August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (ROY A. MYERS)                                                      (Principal Executive Officer)



/s/ William D. Rice                                                    Senior Vice President and Secretary          August 21, 1996
- ----------------------------------------------------------                                                          ---------------
   (WILLIAM D. RICE)                                                   (Principal Financial Officer)



/s/ Diana Bartalo                                                      Treasurer                                    August 21, 1996
   (DIANA BARTALO)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.