Form 10-Q
period 1996-09-28
CURTICE BURNS FOODS INC
filed 1996-10-30
CIK 26285

Page 1 of 12 Pages




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

                For the quarterly period ended September 28, 1996

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


                               New York 16-0855824
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization Identification Number)

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

                                    YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1996.

                              Common Stock: 10,000

                                                                4
                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations

(Dollars in Thousands)

                                                                                                   Quarter Ended
                                                                                         September 28,     September 23,
                                                                                             1996              1995

Net sales                                                                                 $174,000           $165,178
Cost of sales                                                                              132,309            122,646
Gross profit                                                                                41,691             42,532
Selling, administrative, and general expenses                                              (32,916)           (36,725)
Operating income before dividing with Pro-Fac                                                8,775              5,807
Interest expense                                                                            (9,375)           (10,046)
Pretax loss before dividing with Pro-Fac and before cumulative effect of an
   accounting change                                                                          (600)            (4,239)
Pro-Fac share of loss before cumulative effect of an accounting change                         276              2,120
Loss before taxes and cumulative effect of an accounting change                               (324)            (2,119)
Tax (provision)/benefit                                                                        (73)               285
Loss before cumulative effect of an accounting change                                         (397)            (1,834)
Cumulative effect of an accounting change before dividing with Pro-Fac                       4,516                  0
Pro-Fac share of accounting change                                                          (2,630)                 0
Net income/(loss)                                                                         $  1,489           $ (1,834)

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                                                                       September 28,   June 29,     September 23,
                                                                                           1996          1996           1995
Assets
Current assets:
   Cash and cash equivalents                                                           $  6,682       $  8,873        $  6,068
   Accounts receivable trade, net                                                        62,020         47,259          60,913
   Accounts receivable, other                                                             8,413          8,959          12,753
   Income taxes refundable                                                                    0              0           1,105
   Current deferred tax asset                                                            11,724         11,724           3,954
   Inventories -
     Finished goods                                                                     158,474         97,018         179,559
     Raw materials and supplies                                                          35,161         33,556          52,387
       Total inventories                                                                193,635        130,574         231,946
   Receivable from Pro-Fac                                                                    0              0           5,725
   Prepaid manufacturing expense                                                          1,111         11,339               0
   Prepaid expenses and other current assets                                              8,570          1,066           4,944
       Total current assets                                                             292,155        219,794         327,408
Investment in Bank                                                                       24,439         24,439          22,907
Property, plant, and equipment, net                                                     269,254        268,389         276,461
Assets held for sale                                                                      5,113          5,368           5,521
Goodwill and other intangibles, net                                                     102,734        103,760          79,375
Other assets                                                                             12,549         12,500          13,560
       Total assets                                                                    $706,244       $634,250        $725,232
Liabilities and Shareholder Equity
Current liabilities:
   Notes payable                                                                       $ 63,000       $      0        $ 86,000
   Current portion of obligations under capital leases                                      548            547             764
   Current portion of long-term debt                                                      8,075          8,075           8,008
   Accounts payable                                                                      46,150         54,661          59,122
   Income taxes payable                                                                   5,054          3,836               0
   Due to Pro-Fac                                                                         6,682          2,215               0
   Accrued interest                                                                       4,741          9,447           4,525
   Accrued employee compensation                                                          8,143          8,368           7,042
   Accrued manufacturing expense                                                              0              0             787
   Other accrued expenses                                                                27,555         24,770          19,295
       Total current liabilities                                                        169,948        111,919         185,543
Long-term debt                                                                          162,164        149,683         185,274
Senior subordinated notes                                                               160,000        160,000         160,000
Obligations under capital leases                                                          1,125          1,125           1,650
Deferred income tax liabilities                                                          51,572         51,572          34,923
Other non-current liabilities                                                            20,716         20,746          18,593
       Total liabilities                                                                565,525        495,045         585,983
Commitments and Contingencies
Shareholder Equity:
   Common stock, par value $.01; 10,000 shares
     outstanding, owned by Pro-Fac                                                            0              0               0

                                             September 28,   June 29,   September 23,
                                                1996           1996         1995

   Additional paid-in capital:
     Shareholder paid-in capital               $151,108      $151,083     $151,083
     Less capital contribution receivable             0             0      (10,000)
                                               $151,108      $151,083     $141,083      151,108        151,083         141,083
     Accumulated deficit                                                                (10,389)       (11,878)         (1,834)
       Total shareholder equity                                                         140,719        139,205         139,249
       Total liabilities and shareholder equity                                        $706,244       $634,250        $725,232

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

                                                                                                        Quarter Ended
(Dollars in Thousands)                                                                          September 28,   September 23,
                                                                                                    1996            1995
Cash Flows From Operating Activities:
   Net income/(loss)                                                                              $  1,489       $ (1,834)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
     Amortization of goodwill, other intangibles, and financing fees                                 1,226          1,180
     Depreciation                                                                                    6,202          6,374
     Cumulative effect of an accounting change                                                      (1,886)             0
     Change in assets and liabilities:
       Accounts receivable                                                                         (14,215)        (5,138)
       Inventories                                                                                 (63,061)       (67,486)
       Income taxes payable/refundable                                                                  17            (62)
       Accounts payable and accrued expenses                                                          (429)          (580)
       Payable to/receivable from Pro-Fac                                                            1,837         (4,724)
       Other assets and liabilities                                                                 (2,065)        (3,895)
     Deferred taxes                                                                                      0           (122)
Net cash used in operating activities                                                              (70,885)       (76,287)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                       (7,105)        (5,258)
   Proceeds from disposals                                                                             293          4,790
   Cash paid for acquisition                                                                             0         (5,400)
Net cash used in investing activities                                                               (6,812)        (5,868)

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                                        63,000         86,000
   Proceeds from issuance of long-term debt                                                         18,000          5,400
   Capital contribution by Pro-Fac                                                                      25              0
   Payments on long-term debt                                                                       (5,519)        (7,335)
Net cash provided by financing activities                                                           75,506         84,065
Net change in cash and cash equivalents                                                             (2,191)         1,910
Cash and cash equivalents at beginning of period                                                     8,873          4,158
Cash and cash equivalents at end of period                                                        $  6,682       $  6,068
Fiscal 1996 amounts above exclude the effects of the acquisition of Packer Foods as detailed in the Supplemental Disclosure of Cash Flow Information
Supplemental Disclosure of Cash Flow Information:
   Cash paid/(received) during the period for -
     Interest (net of amount capitalized)                                                         $ 13,996       $ 14,694
     Income taxes, net                                                                            $     56       $    (82)

   Acquisition of Packer Foods in July 1995:
     Accounts receivable                                                                                         $  1,375
     Inventories                                                                                                    4,278
     Prepaid expenses and other current assets                                                                        270
     Property, plant and equipment                                                                                  5,884
     Goodwill                                                                                                         128
     Accounts payable                                                                                              (4,954)
     Accrued expenses                                                                                                (257)
     Deferred income tax                                                                                             (226)
     Other non-current liabilities                                                                                 (1,098)
     Cash paid for acquisition                                                                                   $  5,400

The accompanying notes are an integral part of these consolidated financial statements.

                            CURTICE-BURNS FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. (Pro-Fac). These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 29, 1996.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the independent accountants of the Company have agreed that this change in accounting is preferable. Their report, relative to this change in accounting, is attached to this filing as Exhibit 18. The Senior Subordinated Note agreement of the Company allows that if holders of greater than 25 percent of the Notes object to this change, the Company would return to its previous accounting practice. The favorable cumulative effect of the change (net of the Pro-Fac share of $2.6 million and income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Reclassification: Certain items for fiscal 1996 have been reclassified to conform with fiscal 1997 presentation.

NOTE 2.   AGREEMENTS WITH PRO-FAC

The contractual relationship between the two parties is defined in the Pro-Fac Marketing and Facilitation Agreement (Agreement). Under the Agreement, the Company pays Pro-Fac the commercial market value (CMV) for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. Under the Agreement the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac (Disinterested Directors). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac (Pro-Fac Products), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Some of the additional patronage income received by Pro-Fac from the Company is not paid in cash by Pro-Fac to its members but is instead allocated to them through notices of allocation (Retains). Funds represented by Retains have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Curtice Burns.

Amounts received by Pro-Fac from Curtice Burns for the quarters ended September 28, 1996 and September 23, 1995 include: commercial market value of crops delivered, $34.3 million and $31.8 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $2.4 and $(2.1) million, respectively.

NOTE 3.   OTHER MATTERS


Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The transaction price was approximately $30.0 million and includes a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $4.0 million will be recognized in the second quarter of the Company earnings. Proceeds from this sale were applied to Bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the first quarter of fiscal 1997 compared to the prior year quarter.

The following tables illustrate the Company's results of operations by business for the quarters ended September 28, 1996 and September 23, 1995, and the Company's total assets by business as of September 28, 1996 and September 23, 1995.

Net Sales

(Dollars in Millions)

                                                         Quarter Ended
                                           September 28,                 September 23,
                                                1996                         1995
                                                      % of                         % of
                                         $            Total             $          Total

Comstock Michigan Fruit (CMF)       $ 78.0           44.8%         $ 68.7         41.6%
Nalley Fine Foods                       44.2           25.4            46.4         28.1
Southern Frozen Foods                   22.4           12.9            22.9         13.9
Snack Foods Group                       17.2            9.9            15.4          9.3
Brooks Foods                             7.1            4.1             6.9          4.2
  Subtotal ongoing operations          168.9           97.1           160.3         97.1
Business to be sold1                     5.1            2.9             4.9          2.9
  Total                               $174.0          100.0%         $165.2        100.0%

1  Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

Operating Income1


(Dollars in Millions)

                                                        Quarter Ended
                                          September 28,                September 23,
                                              1996                         1995
                                                     % of                         % of
                                        $            Total             $          Total

CMF                                  $ 3.7            42.0%         $ 3.9          67.2%
Nalley Fine Foods                      2.1            23.9            1.0          17.2
Southern Frozen Foods                  1.9            21.6            1.0          17.2
Snack Foods Group                      1.5            17.0            1.0          17.2
Brooks Foods                           0.5             5.7            0.4           6.9
Corporate overhead                    (1.1)          (12.5)          (2.2)        (37.8)
  Subtotal ongoing operations          8.6            97.7            5.1          87.9
Business to be sold2                   0.2             2.3            0.7          12.1
  Total                              $ 8.8           100.0%         $ 5.8         100.0%

1   Excludes  cumulative  effect of an  accounting  change.  See NOTE 1 - Summary  of  Accounting  Policies - Change in  Accounting
    Principle.

2   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

EBITDA1

(Dollars in Millions)

                                                                          Quarter Ended
                                                         September 28,                 September 23,
                                                              1996                          1995
                                                                    % of                          % of
                                                       $            Total             $           Total


CMF                                                 $ 7.1            44.4%         $ 7.4           56.5%
Nalley Fine Foods                                     3.6            22.5            2.3           17.6
Southern Frozen Foods                                 3.0            18.7            2.3           17.6
Snack Foods Group                                     2.0            12.5            1.5           11.4
Brooks Foods                                          0.7             4.4            0.6            4.6
Corporate overhead                                   (1.0)           (6.3)          (2.2)         (16.8)
  Subtotal ongoing operations                        15.4            96.2           11.9           90.9
Business to be sold2                                  0.6             3.8            1.2            9.1
  Total                                             $16.0           100.0%         $13.1          100.0%

1   EBITDA does not  represent  information  prepared in accordance  with  generally  accepted  accounting  principles,  nor is such information considered superior to information presented in accordance with generally accepted accounting  principles.  Excludes cumulative effect of an accounting change.  See NOTE 1 - Summary of Accounting Policies - Change in Accounting Principle.

2   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

Total Assets

(Dollars in Millions)

                                                 Quarter Ended
                                  September 28,                  September 23,
                                      1996                           1995
                                               % of                          % of
                                  $           Total              $           Total

CMF                           $313.4           44.4%         $338.2          46.6%
Nalley Fine Foods              154.7           21.9           161.5          22.3
Southern Frozen Foods           90.6           12.8            99.2          13.7
Snack Foods Group               27.6            3.9            28.0           3.9
Brooks Foods                    24.2            3.4            23.4           3.2
Corporate                       61.7            8.8            37.4           5.1
  Subtotal ongoing operations  672.2           95.2           687.7          94.8
Business to be sold1            34.0            4.8            37.5           5.2
  Total                       $706.2          100.0%         $725.2         100.0%

1   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters ended September 28, 1996 and September 23, 1995.

Consolidated Statement of Operations

(Dollars in Millions)

                                                                                         Quarter Ended
                                                                        September 28,                    September 23,
                                                                            1996                             1995
                                                                                    % of                             % of
                                                                     $            Net Sales           $            Net Sales

Net sales                                                          $174.0           100.0%          $165.2           100.0%
Cost of sales                                                       132.3            76.0            122.6            74.2
Gross profit                                                         41.7            24.0             42.6            25.8
Selling, administrative and general expenses                        (32.9)          (18.9)           (36.8)          (22.3)
Operating income before dividing with Pro-Fac                         8.8             5.1              5.8             3.5
Interest expense                                                     (9.4)           (5.4)           (10.0)           (6.0)
Pretax loss before dividing with Pro-Fac and before
   cumulative effect of an accounting change                         (0.6)           (0.3)            (4.2)           (2.5)
Pro-Fac share of loss before cumulative effect of an
   accounting change                                                  0.3             0.2              2.1             1.3
Loss before taxes and cumulative effect of an accounting change      (0.3)           (0.1)            (2.1)           (1.2)
Tax benefit/(provision)                                              (0.1)           (0.1)             0.3             0.1
Cumulative effect of an accounting change before dividing
   with Pro-Fac                                                       4.5             2.6              0.0             0.0
Pro-Fac share of accounting change                                   (2.6)           (1.5)             0.0             0.0
Net income/(loss)                                                  $  1.5             0.9%          $ (1.8)           (1.1)%

       CHANGES FROM FIRST QUARTER FISCAL 1995 TO FIRST QUARTER FISCAL 1996

Net Sales: The net sales increase in the first quarter compared to the prior year of $8.8 million is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group.

More specifically, the vegetable category at CMF has experienced improved pricing due to several industry factors as well as increasing sales to new customers. Net sales for the CMF vegetable category increased $5.0 million. Higher product costs have increased pricing in the canned-fruit category which along with incremental sales from the Packer Foods acquisition have resulted in net sales increases of approximately $1.4 million for the quarter.


Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Canned meats and salads at Nalley have increased $1.8 million due to sales and marketing efforts. These increases were, however, offset by a net sales decrease in the pickle ($2.5 million) and salad dressing ($1.1 million) product lines. These decreases were the result of a decline in sales volume as a result of competitive new product introductions. Sales and marketing efforts for these categories are currently being reviewed to ensure opportunities for growth are obtained.

Gross Profit: Gross profit of $41.7 million in the quarter ended September 28, 1996 decreased $0.9 million or 2.1 percent from $42.6 million in the quarter ended September 23, 1995. This decrease is primarily attributable to the competitive pressures experienced in the salad dressing category, primarily offset by stronger pricing in most other product lines.

Selling, Administrative, and General Expenses: Selling, Administrative, and General expenses have decreased $3.8 million as compared with the prior year. A $1.3 million decrease in trade promotions related primarily to decreased spending at the Nalley division. Reductions in other administrative expenses accounted for $2.3 million and were primarily attributable to the elimination of consulting and legal expenses incurred in the prior year and benefits from the restructuring initiative that began late in fiscal 1996.

Interest Expense: The decrease in interest expense was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996.

Provision for Taxes: The provision for taxes in the quarter ended September 28, 1996 of $0.1 million changed $0.4 million from the benefit of $0.3 million in the quarter ended September 23, 1995. The tax provision was negatively impacted by the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the independent accountants of the Company have agreed that this change in accounting is preferable. Their report, relative to this change in accounting, is attached to this filing as Exhibit 18. The Senior Subordinated Note agreement of the Company allows that if holders of greater than 25 percent of the Notes object to this change, the Company would return to its previous accounting practice. The favorable cumulative effect of the change (net of the Pro-Fac share of $2.6 million and income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Changes in Cash Flows for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

Net cash used in operating activities improved in the first quarter of fiscal 1997 primarily due to increased earnings, an inventory-reduction program initiated in fiscal 1996, and the impact of intercompany transactions with Pro-Fac Cooperative. Cash usage relating to accounts receivable in the first quarter of fiscal 1997 varied from the prior year primarily due to the receipt of insurance proceeds in the first quarter of fiscal 1996.

Net cash used in investing activities varied slightly from year to year. Offsetting items in the prior year included the disposition of Nalley Ltd. and the acquisition of Packer. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities decreased from the prior year primarily due to increased earnings, the inventory-reduction program, the separate borrowing arrangement of Pro-Fac, and the additional debt incurred in the prior year to finance the Packer acquisition.

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


On June 28, 1996, Pro-Fac established a seasonal line of credit with the Bank. In doing so, the Bank limited the availability of the Company under the seasonal line of credit to $84.0 million less outstanding borrowings on the Pro-Fac line of credit. There were no outstanding borrowings under the Pro-Fac seasonal line at September 28, 1996.

As of September 28, 1996, (i) cash borrowings outstanding under the Seasonal Facility were $63.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base and outstanding borrowings of Pro-Fac, was $21.0 million. In addition to its seasonal financing, as of September 28, 1996, the Company had $15.1 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 28, 1996, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

Short- and Long-Term Trends: The vegetable portion of the business, which includes CMF and Southern Frozen Foods, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from the crops of that year. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The effect of the 1996 growing season on fiscal 1997 financial results cannot be estimated until late 1996 or early calendar 1997 when harvesting is complete and when local and national supplies can be determined. The Company began fiscal 1997 with $29.6 million less inventories than the beginning of fiscal 1996 and at the end of the first quarter of fiscal 1997 inventories were $38.3 million less than the prior year. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year and to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the growing areas of the Company and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops which further reduced inventory levels and increased costs.

Other Matters:

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The transaction price was approximately $30.0 million and includes a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $4.0 million will be recognized in the second quarter earnings of the Company. Proceeds from this sale were applied to Bank debt.

Chief Executive Officer Retirement: Roy A. Myers, chief executive officer of the Company, has announced his retirement effective January 3, 1997. Effective that date, the board of directors has appointed chief operating officer, Dennis M. Mullen, as president and chief executive officer.

Deferred Taxes: During the first quarter of fiscal 1996 the net deferred taxes liabilities of the Company were reduced by approximately $22 million. The adjustment was made in conjunction with the Company obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, it was later determined that such an adjustment was not warranted. Accordingly, the adjustment was reversed at the end of fiscal 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

            Exhibit Number                       Description

            Exhibit 18                     Change in Accounting Method
            Exhibit 27                     Financial Data Schedule

     (b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CURTICE-BURNS FOODS, INC.



Date:  October 30, 1996            By:/s/           William D. Rice
                                                    WILLIAM D. Rice
                                          Senior Vice President and Secretary