Form 10-Q
period 1997-03-29
CURTICE BURNS FOODS INC
filed 1997-05-01
CIK 26285

13

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

                  For the quarterly period ended March 29, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                Registration Statement (Form S-4) Number 33-56517


                            CURTICE-BURNS FOODS, INC.
             (Exact Name of Registrant as Specified in its Charter)


          New York                                        16-0845824
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization                        Identification Number)

         90 Linden Place, PO Box 681, Rochester, NY       14603
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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1997.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations

(Dollars in Thousands)

                                                                    Three Months Ended                      Nine Months Ended
                                                               March 29,        March 23,           March 29,            March 23,
                                                                  1997            1996                1997                 1996
                                                              ----------       ----------          ----------          ----------

Net sales                                                      $179,146         $177,849           $ 561,332           $ 551,213
Cost of sales                                                   131,888          133,619             412,827             412,760
                                                               --------         --------           ---------           ---------
Gross profit                                                     47,258           44,230             148,505             138,453
Gain from the sale of Finger Lakes Packaging                          0                0               3,565                   0
Selling, administrative, and general expenses                   (35,666)         (34,633)           (110,516)           (117,674)
                                                               --------         --------           ---------           ---------
Operating income before dividing with Pro-Fac                    11,592            9,597              41,554              20,779
Interest expense                                                 (8,643)         (10,484)            (27,403)            (31,489)
                                                               --------         --------           ---------           ---------
Pretax income/(loss) before dividing with Pro-Fac and
   before cumulative effect of an accounting change               2,949             (887)             14,151             (10,710)
Pro-Fac share of (income)/loss before cumulative effect of
   an accounting change                                          (2,151)             125              (7,075)              5,037
                                                               --------         --------           ---------           ---------
Income/(loss) before taxes and cumulative effect of an
   accounting change                                                798             (762)              7,076              (5,673)
Tax (provision)/benefit                                            (502)              (7)             (3,334)              1,193
                                                               ---------        --------           ---------           ---------
Income/(loss) before cumulative effect of an accounting
   change                                                           296             (769)              3,742              (4,480)
Cumulative effect of an accounting change before
   dividing with Pro-Fac                                              0                0               4,606                   0
Pro-Fac share of accounting change                                    0                0              (2,859)                  0
                                                               --------         --------           ---------           ---------
Net income/(loss)                                              $    296         $   (769)          $   5,489           $  (4,480)
                                                               ========         ========           =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                                                     March 29,         June 29,           March 23,
                                                                       1997              1996               1996

  Assets
  Current assets:
   Cash and cash equivalents                                         $  5,334       $     8,873           $  6,073
   Accounts receivable trade, net                                      51,138            47,259             54,184
   Accounts receivable, other                                           6,056             8,959              8,546
   Income taxes refundable                                                  0                 0              1,552
   Current deferred tax asset                                           7,988            11,724              3,954
   Inventories -
     Finished goods                                                   114,140            97,018            130,708
     Raw materials and supplies                                        34,079            33,556             39,157
                                                                     --------        ----------           --------
       Total inventories                                              148,219           130,574            169,865
                                                                     --------         ---------           --------
   Receivable from Pro-Fac                                                  0                 0             12,881
   Investment in Bank, current                                          1,262                 0                  0
   Prepaid manufacturing expense                                        2,002            11,339              4,344
   Prepaid expenses and other current assets                            9,281             1,066              3,394
                                                                     --------       -----------           --------
       Total current assets                                           231,280           219,794            264,793
Investment in Bank                                                     24,320            24,439             24,439
Property, plant, and equipment, net                                   247,554           268,389            270,435
Assets held for sale                                                      903             5,368              5,935
Goodwill and other intangibles, net                                    98,840           103,760             82,891
Other assets                                                           11,462            12,500             15,550
                                                                     --------        ----------           --------
       Total assets                                                  $614,359          $634,250           $664,043
                                                                     ========          ========           ========
Liabilities and Shareholder's Equity Current liabilities:
   Notes payable                                                     $  5,500          $      0           $ 41,000
   Current portion of obligations under capital leases                    547               547                764
   Current portion of long-term debt                                    8,075             8,075              8,056
   Accounts payable                                                    33,008            54,661             38,566
   Income taxes payable                                                 6,638             3,836                  0
   Due to Pro-Fac                                                      11,692             2,215                  0
   Accrued interest                                                     4,503             9,447              4,440
   Accrued employee compensation                                       10,015             8,368              6,733
   Other accrued expenses                                              26,291            24,770             21,534
                                                                     --------          --------           --------
       Total current liabilities                                      106,269           111,919            121,093
Long-term debt                                                        133,341           149,683            181,418
Senior subordinated notes                                             160,000           160,000            160,000
Obligations under capital leases                                        1,125             1,125              1,620
Deferred income tax liabilities                                        47,356            51,572             33,710
Other non-current liabilities                                          21,549            20,746             19,599
                                                                     --------          --------           --------
       Total liabilities                                              469,640           495,045            517,440
                                                                     --------          --------           --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding,
     owned by Pro-Fac                                                       0                 0                  0
   Additional paid-in capital                                         151,108           151,083            151,083
   Accumulated deficit                                                 (6,389)          (11,878)            (4,480)
                                                                     --------          --------           --------
       Total shareholder's equity                                     144,719           139,205            146,603
                                                                     --------          --------           --------
       Total liabilities and shareholder's equity                    $614,359          $634,250           $664,043
                                                                     ========          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

                                                                                                         Nine Months Ended
(Dollars in Thousands)                                                                              March 29,       March 23,
                                                                                                      1997            1996


 Cash Flows From Operating Activities:
   Net income/(loss)                                                                              $  5,489           $(4,480)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
     Amortization of goodwill, other intangibles, and financing fees                                 3,651             3,114
     Depreciation                                                                                   16,883            19,740
     Cumulative effect of an accounting change                                                      (1,747)                0
     Gain on sale of Finger Lakes Packaging                                                         (3,565)                0
     Equity in undistributed earnings of the Bank                                                   (1,143)           (1,532)
     Change in assets and liabilities:
       Accounts receivable                                                                          (7,131)            5,339
       Inventories                                                                                 (22,336)           (5,433)
       Income taxes payable/refundable                                                               3,078              (509)
       Accounts payable and accrued expenses                                                       (13,081)          (29,854)
       Payable to/receivable from Pro-Fac                                                            6,618           (12,342)
       Other assets and liabilities                                                                 (1,760)           (3,733)
                                                                                                  --------           -------
Net cash used in operating activities                                                              (15,044)          (29,690)
                                                                                                  --------           -------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                      (12,065)          (12,574)
   Proceeds from disposals                                                                          34,387             4,322
   Cash paid for acquisition                                                                             0            (5,400)
                                                                                                  --------           -------
Net cash provided by/(used in) investing activities                                                 22,322           (13,652)
                                                                                                  --------           -------

Cash Flows From Financing Activities:
   Receivable from/payable to Pro-Fac                                                                    0            10,000
   Proceeds from issuance of short-term debt                                                         5,500            41,000
   Proceeds from issuance of long-term debt                                                         18,000             5,400
   Capital contribution by Pro-Fac                                                                      25                 0
   Payments on long-term debt                                                                      (34,342)          (11,143)
                                                                                                  --------           -------
Net cash (used in)/provided by financing activities                                                (10,817)           45,257
                                                                                                  --------           -------
Net change in cash and cash equivalents                                                             (3,539)            1,915
Cash and cash equivalents at beginning of period                                                     8,873             4,158
                                                                                                  --------           -------
Cash and cash equivalents at end of period                                                        $  5,334           $ 6,073
                                                                                                  ========           =======

Fiscal 1996 amounts above exclude the effects of the acquisition of Packer Foods as detailed in the Supplemental Disclosure of Cash Flow Information

Supplemental Disclosure of Cash Flow Information:
   Cash paid/(received) during the period for -
     Interest (net of amount capitalized)                                                         $ 32,098           $ 36,147
                                                                                                  ========           ========
     Income taxes, net                                                                            $    256            $  (681)
                                                                                                  ========            =======

   Acquisition of Packer Foods in July 1995:
     Accounts receivable                                                                                              $ 1,375
     Inventories                                                                                                        4,278
     Prepaid expenses and other current assets                                                                            270
     Property, plant and equipment                                                                                      5,884
     Goodwill                                                                                                             128
     Accounts payable                                                                                                  (4,954)
     Accrued expenses                                                                                                    (257)
     Deferred income tax                                                                                                 (226)
     Other non-current liabilities                                                                                     (1,098)
                                                                                                                      -------
     Cash paid for acquisition                                                                                        $ 5,400
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

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The Company's Indenture, which covers the Company's Senior Subordinated Notes (the "Notes"), provides among other things that, if holders of greater than 25 percent of the Notes object to this change, the Company must return to its previous accounting practice. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. The estimate of the Pro-Fac share of the accounting change has been adjusted to reflect that actually anticipated for the fiscal year. See further comments at NOTE 2. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Reclassification: Certain items for fiscal 1996 have been reclassified to conform with fiscal 1997 presentation.

NOTE 2.       AGREEMENTS WITH PRO-FAC

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. For the nine months ended March 29, 1997 and March 23, 1996, the CMV for all crops supplied by Pro-Fac amount to $51.3 million and $45.3 million, respectively. Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For the nine months ended March 29, 1997 and March 23, 1996, such estimated additional patronage income/(loss) amounted to $9.9 million and $(5.0) million, respectively.

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

NOTE 3.       ACQUISITIONS AND DISPOSALS

Nalley's Canada: In April 1997, the Company acquired certain businesses from Nalley's Canada Ltd., a privately held, independent snack food company and former subsidiary of Curtice Burns. The acquired Canadian businesses are a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables issued to the Company in connection with its sale of the stock of Nalley's Canada Ltd. in 1995.

Curtice Burns sold its Canadian subsidiary in June 1995, but continued to produce and supply these products to the operation through its Nalley's Fine Foods business in Tacoma, Washington. The reacquired business will operate through Nalley's Fine Foods in Tacoma with sales representation through local brokers and distributors in Canada. Nalley's Canada Ltd. will continue to distribute snack dip and salsa products as the exclusive distributor for these goods in Canada.

Formation of New Sauerkraut Company: In April 1997, the Company and Flanagan Brothers, Inc., of Bear Creek, Wisconsin, jointly announced that they have signed a letter of intent to merge all assets involved in sauerkraut production into one new sauerkraut company. Curtice Burns currently has sauerkraut operations in New York State and Flanagan has operations in Wisconsin and New York State. This new company, which has not yet been named, will operate as a cooperative, incorporated in New York State, with ownership split between the two companies.

The new company will have a joint board of directors to oversee operations. Curtice Burns will manage all New York State cabbage sourcing and will also provide accounting and marketing services for the new entity. Flanagan Brothers, Inc. will provide the management needed to assure that the same tradition of excellent customer service practiced by the founding companies will continue in the new venture.

The parties are working toward completion of a definitive joint venture agreement and creation of the venture which are expected to occur in the fourth quarter of fiscal 1997.

Management anticipates the alliance will positively impact fiscal 1998 earnings.

Brooks Foods: During April 1997, the Company entered into an agreement with Hoopeston Foods for Hoopeston to acquire certain assets from the Brooks Foods division operating facility and for Hoopeston to pack certain products, using raw product supplied by Curtice Burns, on a contractual basis. The parties expect to close in the fourth quarter of fiscal 1997. The Brooks facility, in Mt. Summit, Indiana, will be closed by July 1997. Approximately 180 employees will be affected.

No significant gain or loss is anticipated as a result of this transaction.

Georgia Frozen Distribution Center: On February 25, 1997, the Company and URS Logistics, Inc. ("URS") announced that they have signed a letter of intent for URS to acquire Curtice Burns' frozen foods distribution center in Montezuma, Georgia. In addition, the two companies will enter into a long-term logistics agreement under which URS will manage all frozen food transportation operations of Curtice Burns in Georgia and New York. Curtice Burns fleet operation is not included in the sale.

The parties expect to close by the end of June.

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

Seneca will produce, market and sell the Blue Boy brand canned vegetables and private label canned vegetables and will also pack certain products on a contractual basis for Curtice Burns. The acquisition will not include the Greenwood and Silver Floss labels, or Curtice Burns sauerkraut, beets in glass containers, or frozen vegetable business. Terms and conditions of the agreement are subject to ongoing negotiations.

Seneca and the Company will also forge a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Curtice Burns. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement will initially have a minimum ten-year term.

The parties are working towards finalizing the agreement, subject to further due diligence by both parties, and expect to close in the fourth quarter of fiscal 1997. A mutually-agreed goal for both companies is a continuity of employment at the facilities.

No significant gain or loss is anticipated as a result of this transaction.

For the quarters ended March 27, 1997 and March 23, 1996, the canned vegetable business to be sold to Seneca incurred operating losses of $0.4 million and $0.6 million, respectively. For the nine months ended March 27, 1997 and March 23, 1996, this canned vegetable business incurred operating losses of $0.6 million and $2.6 million, respectively.

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The Company received proceeds of approximately $30.0 million. The transaction also included a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $3.6 million was recorded. Proceeds from this sale were applied to the outstanding loans at CoBank, ACB ("the Bank"). For the quarter ended March 23, 1996, the can-making operation realized an operating gain of $1.1 million. For the nine months ended March 27, 1997 and March 23, 1996, the can-making operation realized operating gains of $4.9 million and $2.8 million, respectively.

NOTE 4.  OTHER MATTERS

Product Recall: In February 1997, the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. Any material costs associated with this recall are anticipated to be covered under the Company's insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the three and nine-month periods of fiscal 1997 compared to the comparable prior year periods.

The following tables illustrate the Company's results of operations by business for the three- and nine-month periods ended March 29, 1997 and March 23, 1996, and the Company's total assets by business as of March 29, 1997 and March 23, 1996.


Net Sales

(Dollars in Millions)

                                                    Three Months Ended                             Nine  Months Ended
                                          March 27, 1997          March 23, 1996          March 27, 1997          March 23, 1996
                                                     % of                    % of                    % of                    % of
                                          $         Total          $         Total         $         Total          $        Total
                                        ------      ------       ------      -----       ------     --------     ------      -----

Comstock Michigan Fruit ("CMF")         $ 75.1       41.9        $ 70.4       39.6%      $240.6       42.9%      $225.3       40.9%
Nalley's Fine Foods                       43.8       24.5          44.4       25.0        133.6       23.8        137.2       24.9
Southern Frozen Foods                     24.5       13.7          23.2       13.1         71.8       12.8         72.6       13.2
Snack Foods Group                         16.2        9.0          14.4        8.1         49.7        8.8         44.9        8.1
Brooks Foods                               9.0        5.0           9.3        5.2         28.2        5.0         28.6        5.2
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Subtotal ongoing operations         168.6       94.1         161.7       91.0        523.9       93.3        508.6       92.3
Businesses sold or to be sold1            10.5        5.9          16.1        9.0         37.4        6.7         42.6        7.7
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Total                              $179.1      100.0%       $177.8      100.0%      $561.3      100.0%      $551.2      100.0%
                                        ======      =====        ======      =====       ======      =====       ======      =====

1   Includes  Finger Lakes  Packaging and canned  vegetable  business to be sold to Seneca  Foods.  See Note 3 -  "Acquisitions  and
    Disposals."

Operating Income1

(Dollars in Millions)

                                                    Three Months Ended                              Nine  MonthsEnded
                                           March 27, 1997          March 23, 1996          March 27, 1997        March 23, 1996
                                                     % of                    % of                    % of                   % of
                                           $         Total        $          Total          $        Total        $        Total
                                         -----      ------      -----        -----        -----      -----      -----      -----

CMF                                      $ 7.2       61.6%      $ 5.3         55.3%       $21.0       50.5%     $19.4       93.3%
Nalley's Fine Foods                        3.0       25.6         1.6         16.7          8.1       19.5       (3.1)     (14.9)
Southern Frozen Foods                      2.1       17.9         1.6         16.7          6.7       16.1        4.7       22.6
Snack Foods Group                          1.3       11.1         0.8          8.3          4.4       10.6        2.7       13.0
Brooks Foods                               1.3       11.1         1.1         11.5          4.0        9.6        3.3       15.9
Corporate overhead                        (2.8)     (23.9)       (1.3)       (13.7)        (6.9)     (16.6)      (6.4)     (30.9)
                                         -----      -----       -----        -----        -----      -----      -----      -----
     Subtotal                             12.1      103.4         9.1         94.8         37.3       89.7       20.6       99.0
Business sold and other nonrecurring2     (0.4)      (3.4)        0.5          5.2          4.3       10.3        0.2        1.0
                                         -----      -----       -----        -----        -----      -----      -----      -----
     Total                               $11.7      100.0%      $ 9.6        100.0%       $41.6      100.0%     $20.8      100.0%
                                         =====      =====       =====        =====        =====      =====      =====      =====

1 Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Acquisitions and Disposals." Also includes final settlement of an insurance claim in fiscal 1997, strategic planning consulting fees, and a loss on the disposal of property held for sale in fiscal 1996, and operating losses in both years for the canned vegetable business to be sold to Seneca Foods.

EBITDA1

(Dollars in Millions)

                                                   Three Months Ended                              Nine  MonthsEnded
                                          March 27, 1997          March 23, 1996          March 27, 1997          March 23, 1996
                                                    % of                     % of                    % of                    % of
                                           $        Total           $        Total          $        Total          $        Total
                                         -----      -----         -----      -----        -----      -----        -----      -----

CMF                                      $10.0       56.8%        $ 8.2       47.1%       $29.4       47.8%       $28.1       65.4%
Nalley's Fine Foods                        4.1       23.3           3.1       17.8         12.2       19.8          1.0        2.3
Southern Frozen Foods                      3.0       17.0           2.9       16.7          9.8       15.9          8.7       20.2
Snack Foods Group                          1.7        9.6           1.3        7.5          5.8        9.4          4.2        9.8
Brooks Foods                               1.5        8.5           1.3        7.5          4.6        7.5          3.9        9.1
Corporate overhead                        (2.8)     (15.8)          0.2        1.1         (6.9)     (11.2)        (4.9)     (11.5)
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Subtotal                             17.5       99.4          17.0       97.7         54.9       89.2         41.0       95.3
Business sold and other nonrecurring2      0.1        0.6           0.4        2.3          6.6       10.8          2.0        4.7
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Total                               $17.6      100.0%        $17.4      100.0%       $61.5      100.0%       $43.0      100.0%
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

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Acquisitions and Disposals." Also includes final settlement of an insurance claim in fiscal 1997, strategic planning consulting fees, and a loss on the disposal of property held for sale in fiscal 1996, and operating losses in both years for the canned vegetable business to be sold to Seneca Foods.

Total Assets

(Dollars in Millions)

                                                               March 29, 1997                     March 23, 1996
                                                                            % of                                % of
                                                             $              Total               $               Total
                                                          ------            -----            ------             -----

CMF and Brooks Foods1                                     $269.6              43.9%          $280.9              42.3%
Nalley's Fine Foods                                        149.8              24.4            145.4              21.9
Southern Frozen Foods                                       85.5              13.9             95.1              14.3
Snack Foods Group                                           26.0               4.2             26.9               4.1
Corporate                                                   54.5               8.9             58.0               8.7
                                                         -------             -----           ------             -----
     Subtotal ongoing operations                           585.4              95.3            606.3              91.3
Businesses sold or to be sold2                              29.0               4.7             57.7               8.7
                                                          ------             -----           ------             -----
     Total                                                $614.4             100.0%          $664.0             100.0%
                                                          ======             =====           ======             =====

1 Effective October 1, 1996, CMF and Brooks administrative operations were consolidated.

2 Includes Finger Lakes Packaging and canned vegetable business to be sold to Seneca Foods. See Note 3 - "Other Matters."


       CHANGES FROM THIRD QUARTER FISCAL 1996 TO THIRD QUARTER FISCAL 1997

Net Sales: Total net sales in the third quarter compared to the prior year increased modestly. However, net sales for ongoing operations increased $6.9 million or 4.2 percent. The increase was primarily attributable to CMF and Snack Foods Group improvement in pricing and volume.

Gross Profit: Gross profit of $47.3 million in the quarter ended March 29, 1997 increased $3.1 million or 7.0 percent from $44.2 million in the quarter ended March 23, 1996. This increase is attributable to operating improvements at Southern Frozen Foods, CMF and Nalley's and increased sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses include estimates for various employee incentive plans which are allocated primarily to corporate overhead in the preceding tables. The increase over the prior year is attributable to improved earnings. Excluding such programs, expenses have decreased $1.4 million as compared with the prior year.

Interest Expense: The decrease in interest expense of $1.8 million or 18 percent is a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging and idle facilities.

Provision for Taxes: The provision for taxes in the quarter ended March 29, 1997 changed $0.5 million from the quarter ended March 23, 1996 resulting from an increase in earnings. The tax provision was also negatively impacted by the non-deductibility of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 1996 TO FIRST NINE MONTHS FISCAL 1997

Net Sales: Total net sales in the first nine months of fiscal 1997 increased $10.1 million or 2 percent compared to the prior year period. Net sales from ongoing operations increased $15.3 million or 3 percent. This increase is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group. The vegetable category at CMF has experienced improved pricing due to overall demand and increasing sales to new customers.

Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Gross Profit: Gross profit of $148.5 million in the nine months ended March 29, 1997 increased $10.0 million or 7.2 percent from $138.5 million in the nine months ended March 23, 1996. This increase is attributable to improved margins in all operations. Improved pricing in the vegetable and popcorn categories at CMF have increased profitability from a year ago. Nalley's, which in the prior year experienced extremely high start-up costs on the new salad dressing line, has managed through those issues and has significantly improved margins.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $7.2 million as compared with the prior year, despite increased costs under various employee incentive plans as a result of increased earnings. A $3.0 million decrease in selling and advertising expenses and trade promotions related primarily to decreased spending at the Nalley's division. Reductions in other administrative expenses accounted for $4.2 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996 and the reduction of consulting and legal expenses incurred in the prior year.

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

Interest Expense: The decrease in interest expense of $4.0 million or 13 percent was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging and idle facilities.

Provision for Taxes: The provision for taxes in the nine months ended March 29, 1997 of $3.3 million changed $4.5 million from the benefit of $1.2 million in the nine months ended March 23, 1996 resulting from the increased earnings before tax. The tax provision was also negatively impacted by the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. The estimate of the Pro-Fac share of the accounting change has been adjusted to reflect that actually anticipated for the fiscal year. See further comments at
NOTE 2. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Net cash used in operating activities improved in the first nine months of fiscal 1997 primarily due to increased earnings, an inventory-reduction program initiated in fiscal 1996, and the impact of transactions with the Company's parent. See "Borrowings" below. Cash flow was, however, positively impacted in the first nine months of fiscal 1996 due to the receipt of insurance proceeds in fiscal 1996. No such proceeds were received in fiscal 1997.

Net cash provided by/(used in) investing activities varied significantly from year to year, primarily due to the sale of Finger Lakes Packaging and the receipt of $4 million from the sale of the idle Clifton, New Jersey plant which had been held for sale. Offsetting items in the prior year were proceeds from the disposition of Nalley's Ltd. and the acquisition of Packer Foods. The purchase of property, plant, and equipment in both years was for general operating purposes.

Borrowings decreased from the prior year due to increased earnings, inventory-reduction, Pro-Fac's separate borrowing arrangement, proceeds from the sale of Finger Lakes Packaging and the idle Clifton property. Overall, the Company has focused a major initiative on debt reduction during the first nine months of fiscal 1997, and these efforts will continue throughout the remainder of the year. A detailed outline of actions regarding acquisitions and disposals is included in NOTE 3.

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

On June 28, 1996, Pro-Fac established a seasonal line of credit with the Bank. In doing so, the Bank limited the Company's availability under the seasonal line of credit to the total line less outstanding borrowings on Pro-Fac's line of credit. Outstanding borrowings under Pro-Fac's seasonal line at March 29, 1997 amounted to $15.0 million.

As of March 29, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $5.5 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base and Pro-Fac's outstanding borrowings, was $55.5 million. In addition to its seasonal financing, as of March 29, 1997, the Company had $0.1 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Company believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, and service debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 29, 1997, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

Short- and Long-Term Trends: The statements contained herein are based on current expectations. These statements are forward looking and actual results may differ materially. Throughout fiscal 1997, the Company has focused its efforts on the restructuring initiatives begun in the fourth quarter of fiscal 1996. These actions have included a focus on its core businesses, reductions in general and administrative expenses, and debt reduction. The benefit from these efforts are apparent in the increase in earnings over the prior year, and management anticipates this trend will continue through the fourth quarter.

In addition, several other initiatives outlined in NOTE 3 to the consolidated financial statements, including the sale of a portion of the canned vegetable business and the sale of the Georgia distribution center, will have a favorable impact on interest expense in fiscal 1998.

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

The effect of the 1996 growing season on fiscal 1997 financial results so far has been a moderate improvement from the prior year in earnings on vegetable products. The Company began fiscal 1997 with $29.6 million less in inventories than the beginning of fiscal 1996 and at the end of the first nine months of fiscal 1997 inventories were $21.6 million less than the fiscal 1996 period. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year as well as to manage nonseasonal inventories for shorter lead times in order to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the Company's growing areas and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops, but a significant proportion of these throughputs have been replaced by later production.

Acquisitions and Disposals: Throughout fiscal 1997 the Company has worked toward accomplishing the restructuring initiatives begun in fiscal 1996 which included debt reduction. Ongoing initiatives will include a focus on the Company's core businesses and growth opportunities. A complete description of the acquisition and disposal activities currently outlined is included at NOTE 3 to the consolidated financial statements.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. During the first nine months of fiscal 1997, approximately $1.8 million of this reserve has been liquidated for this purpose.

Deferred Taxes: During the first quarter of fiscal 1996, the net deferred tax liabilities of the Company were reduced by approximately $22 million. The adjustment was made in conjunction with the Company obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, the adjustment was reversed at the end of fiscal 1996.

Product Recall: In February 1997,.the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. Any material costs associated with this recall are anticipated to be covered under the Company's insurance policies.

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



                                              CURTICE-BURNS FOODS, INC.



Date:  April 29, 1997                By:/s/         Earl L. Powers
       --------------                   --------------------------------------
                                                    Earl L. Powers
                                             Vice President Finance and
                                               Chief Financial Officer