Form 10-K
period 1997-06-28
CURTICE BURNS FOODS INC
filed 1997-08-27
CIK 26285

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K


                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                     For the Fiscal Year Ended June 28, 1997
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For the Transition Period from to

                Registration Statement (Form S-4) Number 33-56517

                            CURTICE-BURNS FOODS, INC.
             (Exact name of registrant as specified in its charter)

                               New York 16-0845824
          (State of incorporation) (IRS Employer Identification Number)

                 90 Linden Place, PO Box 681 Rochester, NY 14603
               (Address of Principal Executive Offices) (Zip Code)

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

Number of common shares outstanding at August 8, 1997:

                              Common Stock: 10,000

                         FORM 10-K ANNUAL REPORT - 1997
                            CURTICE-BURNS FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I


                                                                                                                         PAGE
ITEM  1.      Description of Business
                  General Development of Business......................................................................      3
                  Narrative Description of Business ...................................................................      3
                  Financial Information About Industry Segments........................................................      5
                  Packaging and Distribution...........................................................................      5
                  Trademarks...........................................................................................      5
                  Raw Material Sources.................................................................................      6
                  Environmental Matters................................................................................      6
                  Seasonality of Business..............................................................................      7
                  Practices Concerning Working Capital.................................................................      7
                  Significant Customers................................................................................      7
                  Backlog of Orders....................................................................................      7
                  Business Subject to Government Contracts.............................................................      7
                  Competitive Conditions...............................................................................      7
                  New Products and Research and Development............................................................      8
                  Employees............................................................................................      8
                  Cautionary Statement on Forward-Looking Statements...................................................      8
ITEM  2.      Description of Properties................................................................................      9
ITEM  3.      Legal Proceedings........................................................................................     10
ITEM  4.      Submission of Matters to a Vote of Security Holders......................................................     10

                                     PART II

ITEM  5.      Market for Registrant's Common Stock and Related Security Holder Matters.................................     11
ITEM  6.      Selected Financial Data..................................................................................     11
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................     12
ITEM  8.      Financial Statements and Supplementary Data..............................................................     18
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     37

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................................     38
ITEM 11.      Executive Compensation...................................................................................     41
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........................................     43
ITEM 13.      Certain Relationships and Related Transactions...........................................................     43

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     45

              Signatures...............................................................................................     48


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

On November 3, 1994, Pro-Fac Cooperative, Inc. ("Pro-Fac") acquired Curtice Burns (the "Acquisition"), and Curtice Burns became a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior
Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes. As a result of the indebtedness incurred in connection with the Acquisition, Curtice Burns has higher interest expenses than prior to the Acquisition.

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

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Curtice Burns, for Curtice Burns to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Curtice Burns. Pro-Fac is required to reinvest at least 70 percent of the additional patronage income from Curtice Burns back into Curtice Burns. To preserve the independence of Curtice Burns, the Pro-Fac Marketing Agreement also requires that certain of the directors of Curtice Burns be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

Under the Pro-Fac Marketing Agreement, Curtice Burns manages the business and affairs of Pro-Fac and provides all personnel and administrative support required. Pro-Fac pays Curtice Burns a quarterly fee of $25,000 for these services. See "Certain Transactions."

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "foodservice" products, which are sold to foodservice institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1997, approximately 52 percent of the Company's net sales were branded and the remainder divided between private label and foodservice. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen vegetable specialty products, and frozen and breaded products which are sold to customers such as A&P, Brunos, Kroger, Piggly Wiggly, Safeway, SuperValu, Topco, Wegmans and Winn-Dixie. The Company's foodservice products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Carvel, Church's, Disney, Foodservice of America, KFC, MBM, McDonald's, PYA, and Sysco.

Comstock Michigan Fruit ("CMF"), Southern Frozen Foods and Brooks Foods: During fiscal 1997, these three separate divisions were consolidated and are now headquartered in Rochester, New York. The consolidated entity represents Curtice Burns largest business unit. This business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Silver Floss," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and "Wilderness." In fiscal 1997, approximately 36 percent of net sales for these businesses represented branded products, approximately 25 percent represented private label products and approximately 39 percent represented foodservice/industrial products.

This business unit is a major supplier of branded and private label fruit fillings to retailers and to foodservice institutions such as restaurants, caterers, bakeries and schools. On July 21, 1995, the Company acquired Packer Foods, Inc., and merged this pie filling operation into its existing business. (See further discussion in NOTE 3 of "Notes to Consolidated Financial Statements.")

Aseptic operations produce puddings and cheese sauces for sale. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. The Company believes its aseptic production is a state-of-the-art facility. In 1997, the Company's aseptically processed puddings and aseptically processed cheese sauces held a significant portion of the national foodservice market.

This business unit processes fruits and vegetables under Company brands and private labels. Additional products include value-added items such as canned specialty fruits and frozen vegetable blends. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs. This objective is managed through capital investments and the modernization of processing equipment, modifications to product mix, and refinement to advertising strategies. In fiscal 1997, $9.6 million was invested in capital improvements.

This Curtice Burns' business unit is also one of the nation's leading suppliers in the production and sale of frozen, Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes that include summer squash casserole, Southern-style creamed corn, and Southern-style black-eyed peas in a savory sauce.

Canned beans and tomato products are sold in several Midwestern states under the Brooks label. The category includes value-added items such as Chili Hot Beans and stewed tomatoes.

Subsequent to fiscal 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin, contributed all of their assets involved in sauerkraut production into one new entity. This new entity, Great Lakes Kraut Company, will operate as a New York limited liability company, with ownership split between the two parties. This joint venture includes the Silver Floss brand, the No. 1 selling sauerkraut brand in the US, and Krrrrisp Kraut, the No. 1 selling refrigerated poly-bag brand in the country.

During fiscal 1997, Curtice Burns sold its private label canned vegetable operation to Seneca Foods, along with its Blue Boy brand. Included in this sale were the Leicester, New York manufacturing facility and LeRoy, New York distribution warehouse. The disposal did not include the Greenwood and Silver Floss labels, or sauerkraut, glass beets, or frozen vegetable businesses. This transaction also included an agreement requiring Curtice Burns to handle all vegetable sourcing for Seneca Foods at its New York plants.

On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage this facility and all frozen food transportation operations of Curtice Burns in Georgia and New York.

Curtice Burns Foods is renaming this combined business and will announce the name in the second quarter of fiscal 1998.

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter and syrup, which are sold throughout the Northwest and Western United States and Western Canada. Approximately three-quarters of Nalley products are branded; however, private label accounts for a growing percentage of Nalley business.

The Nalley products have been a vehicle for both geographic expansion and line extension. Several of Nalley's products have leading market shares in the Pacific Northwest, such as chili and "Nalley" and "Farman's" pickles. In the Pacific Northwest, the Company's "Nalley" and "Bernstein's" brands of salad dressings have a combined market share of approximately 20 percent.

In line with the growing trend toward private label, Nalley has been aggressively pursuing this growing business segment. Specifically, Nalley is executing its store label strategy on specialty products, such as chili and salsa, salad dressings and canned soups. The private label customer base continues to expand on a national basis and includes Winn-Dixie in the Southeast, Wegmans in Upstate New York, Topco in the Midwest, and Ralph's, Safeway, QFC, Albertsons and Western Family on the West Coast. Specialty businesses, such as International, continue to grow in both branded and private label products.

In April 1997, the Company acquired certain businesses from Nalley Canada Ltd., a privately held, independent snack food company and former subsidiary of Curtice Burns. The acquired Canadian operations include a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada.

Snack Foods Group: During fiscal 1997, two of the Curtice Burns' snack businesses, Snyder of Berlin and Husman Snack Foods, were united under one management group. The two entities combined resources to obtain the most cost efficient operations. Tim's Cascade Potato Chips represents the Company's other snack food operation. A brief description of each follows:


         Snyder of Berlin: Snyder of Berlin, located in Berlin, Pennsylvania, produces and markets several varieties of potato chips in distinctive silver-colored bags, as well as several varieties of corn-based snack products in conventional packaging, primarily under the "Snyder of Berlin" brand. Snyder products are recognized for their unique taste and freshness among users in Mid-Atlantic states, which are some of the country's highest per capita snack consumption markets.

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

         Tim's Cascade Potato Chips: Tim's Cascade Potato Chips, located in Auburn, Washington, produces kettle-fried potato chips, popcorn, cheese curls, and snack mix in the Washington, Northern Idaho, Oregon, and Montana area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in one industry segment, the processing and sale of various food products. The financial statements for the fiscal years ended June 28, 1997 and June 29, 1996, which are included in this report, reflect the information relating to that segment for each of the Company's last three fiscal years. The fiscal 1995 amounts, which are also included in this report, are the total of Predecessor and Successor entities.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of the CMF/Southern/Brooks business unit are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest.

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

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. All of the Company's trademarks are of perpetual duration so long as periodically renewed, and it is currently intended that the Company will maintain them in force. The major brand names utilized by the Company are:

               Product                           Brand Name

Chilies, stews and soups            Brooks, Mariners Cove, Nalley, Riviera

Fruits and vegetables               Brooks, Chill-Ripe, Gold King, Gracias,  Greenwood,  Hoosier Sweets, Just for Chili, McKenzie's,
                                    McKenzie's Gold King, Naturally Good, Ritter, Southern Farms, Southland, Thank You, Tropic Isle

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

Puddings                            Gracias, Thank You

Salad dressings                     Bernstein's, Bernstein's Light Fantastic, Nalley

Sauerkraut                          Silver Floss, Farman's

Snack food                          Cheese Pleezers, Husman, La Restaurante,  Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips,
                                    Naturally Good, Matthews

Syrup                               Lumberjack

                              RAW MATERIAL SOURCES

In fiscal 1997, the Company acquired approximately 71 percent of its raw agricultural products from Pro-Fac. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The Company purchases all of its requirements for nonagricultural products, including containers, in the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

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

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 1997, total capital expenditures of Pro-Fac and the Company were $13.7 million of which approximately $2.0 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally waste water treatment facilities, will be approximately $0.8 million for the 1998 fiscal year. However, there can be no assurance that expenditures will not be higher.

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

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under regional brands and its marketing programs are focused on local tastes and preferences as a means of developing consumer brand loyalty. The Company's advertising program utilizes local media, national magazines, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and foodservice customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 52 percent; sales to the foodservice industry (restaurants and institutional customers) represent approximately 24 percent; private label sales currently represent approximately 20 percent; and sales to other manufacturers are approximately 4 percent of total sales.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products was not material, and the number of employees engaged full-time in such research activities is also not material. While the Company operates test kitchens and pilot plants for the development of new products, the emphasis generally has been on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and foodservice businesses. No new products which require the investment of a material amount of assets have been publicly announced.

                                    EMPLOYEES

As of June 28, 1997, the Company had 3,363 full-time employees, of whom 2,599 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 321 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions.
The Company believes its relationship with its employees is good.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 12 to 18 and other statements made in this Form 10-K and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its goals are:

      the impact of strong competition in the food industry;

      the impact of weather on the volume and quality of raw product;

     the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

     the continuation of the Company's success in integrating operations and the availability of acquisition and alliance opportunities; and

     the Company's ability to achieve the gains in productivity and improvements in capacity utilization.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by Curtice Burns in its business are either owned by Curtice Burns or one of its subsidiaries or leased from third parties. All of the properties owned by Curtice Burns are subject to mortgages in favor of the Bank. In general, each business unit occupies offices, processing plants and warehouse space. Some business units have processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and warehouse locations dispersed to facilitate the distribution of finished products. Curtice Burns believes that its facilities are in good condition and suitable for the operations of the Company.

Four of the properties are held for sale. These properties are located in Alton, New York; Rushville, New York, Mt. Summit, Indiana; and Wall Lake, Iowa.

The following table describes all facilities leased or owned by the Company (other than the properties held for sale and certain public warehouses leased by the Company from third parties from time to time). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Business Unit)                                                     Location                       Square Feet

CMF/SOUTHERN FROZEN FOODS/BROOKS:
   Office building, manufacturing plant and warehouse                                   Benton Harbor, MI                 239,252
   Distribution center                                                                  Coloma, MI                        400,000
   Manufacturing plant and warehouse                                                    Fennville, MI                     350,000
   Canning plant and warehouse                                                          Lawton, MI                        142,000
   Warehouse                                                                            Sodus, MI                         243,138
   Warehouse and office; public storage facility1                                       Vineland, NJ                      191,710
   Freezing plant; warehouse; office and dry storage                                    Barker, NY                        123,600
   Freezing plant                                                                       Bergen, NY                        138,554
   Cold storage and repack facility and public storage warehouse                        Brockport, NY                     429,052
   Cutting, curing and packaging plant                                                  Gorham, NY                         55,534
   Canning plant and warehouse; freezing plant                                          Oakfield, NY                      263,410
   Canning plant and warehouse                                                          Red Creek, NY                     153,076
   Cutting, curing and canning plant                                                    Shortsville, NY                   111,946
   Cutting and curing plant                                                             Waterport, NY                      21,626
   Manufacturing plant                                                                  Ridgway, IL                        50,000
   Distribution and warehouse                                                           North Bend, NE                     50,000
   Office, freezing plant, cold storage and repackaging facility                        Montezuma, GA                     591,300
   Office, freezing plant and cold storage                                              Alamo, TX                         114,446


                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Business Unit)                                                     Location                       Square Feet

NALLEY FINE FOODS:
   Office building, warehouse and tank farm                                             Enumclaw, WA                       87,313
   Office building, manufacturing plant and warehouse                                   Tacoma, WA                        412,564
   Parking lot and yards1                                                               Tacoma, WA                        305,470
   Warehouses1                                                                          Tacoma, WA                        568,556
   Receiving and grading station1                                                       Cornelius, OR                      11,700
   Receiving and grading station1                                                       Mount Vernon, WA                  110,806
   Receiving and grading station1                                                       Aurora, OR                          6,800
   Office building - Fuller Building1                                                   Tacoma, WA                         60,000

SNACK FOODS GROUP:
   Office, plant and warehouse                                                          Berlin, PA                        190,225
   Administrative, plant, warehouse and distribution center - Tim's1                    Auburn, WA                         34,000
   Plant, warehouse, and distribution center - Matthews1                                Auburn, WA                         37,442
   Office, plant and warehouse                                                          Cincinnati, OH                    113,576
   Distribution Center                                                                  Elwood City, PA                     8,000
   Distribution Center                                                                  Monessen, PA                       10,000

CORPORATE HEADQUARTERS:

   Headquarters office1 (Includes office space for CMF/Southern Frozen Foods/Brooks
   as well as a Corporate Conference Center)                                            Rochester, NY                      62,500

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


ITEM 6. SELECTED FINANCIAL DATA


Curtice-Burns Foods, Inc.


FIVE YEAR SELECTED FINANCIAL DATA


(Dollars in Thousands)

                                                                                                  Fiscal Year Ended June
                                                                       1997         1996         1995*        1994          1993
                                                                   ------------ ------------ ------------ ------------  --------

Summary of Operations:
   Net sales                                                        $730,823     $739,094      $748,525     $ 829,116     $ 878,627
   Cost of sales                                                     539,081      562,926       530,139       592,621       632,663
                                                                   ---------    ---------     ---------    ----------    ----------
   Gross profit                                                      191,742      176,168       218,386       236,495       245,964
   Selling, administrative, and general expenses                    (145,392)    (156,067)     (159,937)     (186,934)     (207,119)
   Gain on sale of Finger Lakes Packaging                              3,565            0             0             0             0
   Restructuring (including gains from disposal)                           0       (5,871)       (8,415)        7,768       (61,037)
   Change in control expenses                                              0            0        (2,150)       (3,500)            0
   Gain on assets net of additional costs incurred as a
     result of a fire                                                      0             0        4,154             0             0
                                                              ----------------------------  ---------------------------------------
   Operating income/(loss) before dividing with Pro-Fac               49,915       14,230        52,038        53,829       (22,192)
   Interest expense                                                  (35,030)     (41,998)      (32,414)      (18,205)      (19,550)
                                                                  ----------   ----------    ----------    ----------    ----------
   Pretax income/(loss) before dividing with Pro-Fac and before
     cumulative effect of an accounting change                        14,885      (27,768)       19,624        35,624       (41,742)
   Pro-Fac share of (income)/loss before cumulative effect of
     an accounting change                                             (7,442)       9,037        (9,616)      (16,849)       21,800
                                                                 -----------   ----------   -----------    ----------    ----------
   Income/(loss) before taxes and cumulative effect of
     an accounting change                                              7,443      (18,731)       10,008        18,775       (19,942)
   Tax (provision)/benefit                                            (3,668)       6,853        (6,026)       (8,665)       (3,895)
                                                                 -----------   ----------   -----------   -----------   -----------
   Income/(loss) before cumulative effect of an accounting change      3,775      (11,878)        3,982        10,110       (23,837)
   Cumulative effect of an accounting change before
     dividing with Pro-Fac                                             4,606            0             0             0             0
   Pro-Fac share of an accounting change                              (2,859)            0            0             0             0
                                                                 ----------- -------------------------- ------------- -------------
   Net income/(loss)                                             $     5,522     $(11,878)    $   3,982      $ 10,110      $(23,837)
                                                                 ===========     ========     =========      ========      ========

Balance Sheet Data:
   Working capital                                                 $  84,060     $107,875      $144,171     $ 104,049     $ 100,422
   Ratio of current assets to current liabilities                      1.8:1        2.0:1         2.3:1         1.7:1         1.6:1
   Total assets                                                     $542,561     $634,250      $672,284     $ 446,938     $ 493,729
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                               $222,829     $309,683      $343,665    $   79,061    $   85,037
   Long-term obligations under capital leases (excludes
     current portion)                                            $       817   $    1,125    $    1,620     $ 124,973     $ 154,102

Other Statistics:
     Average number of employees:
     Regular                                                           3,507        3,886         3,838         5,169         5,325
     Seasonal                                                          1,068        1,478         1,540         1,596         1,347

* Represents the results of operations for both the Predecessor and Successor entities for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings from fiscal 1995 through fiscal
1997. The following comparisons to fiscal 1995 present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entity's operations for adjustments to depreciation, and interest expense.

The following tables illustrate the Company's results of operations by business for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995, and the Company's total assets by business as at June 28, 1997 and June 29, 1996.

Net Sales
(Dollars in Millions)
                                                            Fiscal Years Ended
                                                6/28/97           6/29/96               6/24/95
                                                    % of                % of                   % of
                                            $       Total      $        Total          $       Total
                                         -------    -----   -------     -----       -------    -----

CMF, Southern Frozen Foods, and
   Brooks Foods1                         440.2       60.2    431.2       58.4       419.5       56.0
Nalley Fine Foods                        182.4       25.0    189.2       25.6       181.2       24.2
Snack Foods Group                         67.3        9.2     63.7        8.6        60.5        8.1
                                         -----      -----    -----      -----       -----      -----
     Subtotal ongoing operations         689.9       94.4    684.1       92.6       661.2       88.3
Businesses sold or to be sold2            40.9        5.6     55.0        7.4        87.3       11.7
                                         -----      -----    -----      -----       -----      -----
     Total                               730.8      100.0    739.1      100.0       748.5      100.0
                                         =====      =====    =====      =====       =====      =====

1 CMF, Southern Frozen Foods, and Brooks Foods administrative operations were consolidated during fiscal 1997.

2 Includes the sales of Finger Lakes Packaging, the portion of the canned vegetable business sold, Nalley Canada Ltd., and Nalley US chips and Snacks business. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                                                Fiscal Years Ended
                                                                  6/28/97            6/29/96          6/24/95
                                                                       % of                % of               % of
                                                                $      Total      $        Total      $       Total
                                                             -----     -----    ------     -----    -----     -----
CMF, Southern Frozen Foods, and Brooks Foods2                40.5       81.1     26.5      186.6     42.2      81.2
Nalley Fine Foods                                            10.8       21.7     (2.9)     (20.4)    18.7      35.9
Snack Foods Group                                             5.9       11.8      4.1       28.9      3.6       6.9
Corporate overhead                                          (10.5)     (21.0)    (6.8)     (47.9)   (10.3)    (19.8)
                                                            -----      -----     ----      -----    -----     -----
   Subtotal ongoing operations                               46.7       93.6     20.9      147.2     54.2     104.2
Businesses sold or to be sold and other non-recurring3        3.2        6.4     (6.7)     (47.2)    (2.2)     (4.2)
                                                            -----      -----     -----     -----    -----     -----
     Total                                                   49.9      100.0     14.2      100.0     52.0     100.0
                                                            =====      =====     ====      =====    =====     =====

1  Excludes cumulative effect of an accounting change.  See NOTE 1 to the "Notes to Consolidated Financial Statements."

2 CMF, Southern Frozen Foods, and Brooks Foods administrative operations were consolidated during fiscal 1997.

3 In fiscal 1997, such amount includes the operating earnings and gain on the sale of Finger Lakes Packaging, operating activities of the canned vegetable business, final settlement of an insurance claim, and a loss on the disposal of property held for sale.

   In fiscal 1996, such amount includes restructuring initiatives and operating activities of both Finger Lakes Packaging and the canned vegetable business.

   In fiscal 1995, such amount includes change in control expenses, a gain on assets resulting from a fire and operating activities of Finger Lakes Packaging, the canned vegetable business, Nalley Canada Ltd., and the Nalley US Chips and Snacks business.

   See NOTE 3 to the "Notes to Consolidated Financial Statements."

EBITDA1,2
(Dollars in Millions)

                                                                          Fiscal Years Ended
                                                              6/28/97          6/29/96           6/24/95
                                                                    % of            % of              % of
                                                            $       Total    $      Total        $    Total
                                                          -----     -----   ----    -----    ------   -----

 CMF, Southern Frozen Foods, and Brooks Foods3             57.1     74.4    44.4    101.6     55.0     72.7
 Nalley Fine Foods                                         16.2     21.1     2.3      5.3     22.9     30.3
 Snack Foods Group                                          7.6      9.9     6.0     13.7      5.4      7.1
 Corporate                                                (10.1)   (13.1)   (6.9)   (15.8)   (10.6)   (13.9)
                                                          -----    -----    ----    -----    -----    -----
   Subtotal ongoing operations                             70.8     92.3    45.8    104.8     72.7     96.2
 Businesses sold or to be sold and other non recurring4     5.9      7.7    (2.1)    (4.8)     2.9      3.8
                                                          -----    -----    ----    -----    -----    -----
   Total                                                   76.7    100.0    43.7    100.0     75.6    100.0
                                                          =====    =====    ====    =====    =====    =====

1 In conjunction with the Acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, taxes, depreciation and amortization (EBITDA) for ongoing businesses can be compared. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

2 Excludes cumulative effect of an accounting change. See NOTE 1 to the "Notes to Consolidated Financial Statements."

3 CMF, Southern Frozen Foods, and Brooks Foods administrative operations were consolidated during fiscal 1997.

4 In fiscal 1997, such amount includes the operating earnings and gain on the sale of Finger Lakes Packaging, operating activities of the canned vegetable business, final settlement of an insurance claim, and a loss on the disposal of property held for sale.

In fiscal 1996, such amount includes restructuring initiatives and operating activities of both Finger Lakes Packaging and the canned vegetable business.

In fiscal 1995, such amount includes change in control expenses, a gain on assets resulting from a fire, and operating activities of Finger Lakes Packaging, the canned vegetable business, Nalley Canada Ltd., and the Nalley US Chips and Snacks business.

See NOTE 3 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                                          6/28/97               6/29/96
                                               % of                     % of
                                     $         Total        $          Total
                                   -----       -----      ------       -----

CMF, Southern Frozen Foods and
  Brooks Foods1                    329.0        60.6       339.5        53.5
Nalley Fine Foods                  144.4        26.6       134.1        21.1
Snack Foods Group                   26.7         4.9        27.8         4.4
Corporate                           42.5         7.9        71.6        11.3
                                   -----       -----       -----       -----
    Subtotal ongoing operations    542.6       100.0       573.0        90.3
Businesses sold or to be sold2       0.0         0.0        61.3         9.7
                                   -----       -----       -----       -----
    Total                          542.6       100.0       634.3       100.0
                                   =====       =====       =====       =====

1 CMF, Southern Frozen Foods, and Brooks Foods administrative operations were consolidated during fiscal 1997.

2  Includes Finger Lakes Packaging and the portion of the canned  vegetable  business sold to Seneca Foods. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1996 TO FISCAL 1997

Net income for fiscal 1997 of $5.5 million represented a $17.4 million increase over the prior year's loss of $11.9 million. Total EBITDA before cumulative effect of an accounting change was $76.7 million for the year ended June 28, 1997 versus $43.7 million in the prior year. EBITDA for ongoing business reached $70.8 million versus the prior year's $45.8 million. This significant improvement reflected the benefits from numerous initiatives, the focus of which was the implementation of a strategic plan that outlined several major efforts including debt reduction and structural changes.

During fiscal 1997, the outstanding debt of the Company was reduced by $86.8 million. Ongoing efforts to improve cash flow through inventory control and the proceeds received from the sales of Finger Lakes Packaging, the New York canned vegetable business, the Georgia distribution center, and the sale of idle assets were the primary factors in the reduction of debt and related interest expense.

Structural changes within the Company's business units included a review of the Nalley operations and the consolidation of several other operations. EBITDA for the Nalley business unit was $16.2 million for the year ended June 28, 1997 versus $2.3 million in the prior year. These results were driven by organizational changes and the absence of the significant start-up costs for the new salad dressing line which were incurred throughout fiscal 1996. In addition during fiscal 1997, the Company completed the restructuring program begun in the fourth quarter of fiscal 1996. These efforts focused on consolidation of the Southern Frozen Foods and Brooks operations into CMF and the consolidation of support services such as human resources and agricultural services.

Net Sales: Total net sales in fiscal 1997 decreased $8.3 million or 1.1 percent compared to the prior year period. Net sales from ongoing operations, however, increased $5.8 million or 0.8 percent. This increase is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group. The vegetable and fruit categories at CMF have experienced improved pricing due to overall demand and increasing sales to new customers.

Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. This increase is attributable to improved margins in all business units. Improved pricing in the vegetable, fruit, and popcorn categories at CMF have increased profitability from a year ago. Nalley's, which in the prior year experienced extremely high start-up costs on the new salad dressing line, has managed through those issues and has significantly improved margins.
Increased sales from the Snack Foods Group also improved profitability.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $10.7 million as compared with the prior year. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to the Company's incentive program. Payments under the incentive programs are attributable to the significantly improved earnings. Overall, the net decrease is attributed to a $5.8 million decrease in selling, advertising, and trade promotions expenses resulted from decreased spending at Nalley's. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CMF, Southern Frozen Foods, and Brooks locations, and the sale of Finger Lakes Packaging.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this disposal. The Company received proceeds of approximately $30 million which were applied to Bank debt. The transaction also included a long-term supply agreement.

Interest Expense: The decrease in interest expense of $7.0 million or 16.6 percent resulted from both the inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction in fiscal 1997 attributable to the sales of Finger Lakes Packaging, the canned vegetable business, and idle facilities.

Provision for Taxes: The provision for taxes in fiscal 1997 of $3.7 million changed $10.6 million from the benefit of $6.9 million in fiscal 1996. The provision for taxes in fiscal 1997 results from increased earnings. The
Company's effective tax rate in fiscal 1997 was 49.3 percent. The Company's effective tax rate is negatively impacted by the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

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

                     CHANGES FROM FISCAL 1995 TO FISCAL 1996

EBITDA from ongoing businesses declined $32.2 million from $76.5 million in the prior year to $44.3 million in fiscal 1996.

Depressed vegetable pricing significantly impacted the Company's financial results as well as much of the industry. The Company's vegetable category, which includes significant segments of CMF and Southern Frozen Foods, experienced a
71.2 percent reduction in EBITDA compared to the prior year. Improvements in earnings of other product lines at CMF offset the vegetable earnings reduction.

Issues impacting Nalley results included the costly start up of the dressing plant, other manufacturing variances and increased promotion expenses. Nalley EBITDA was $20.6 million lower than the prior year. Several steps were taken to address these problems, including senior management changes at the division.

A major inventory reduction program across all divisions was implemented in fiscal 1996. Long-term debt was reduced $37.5 million in fiscal 1996 due to the cash flow generated from these programs and from additional payments to the Company by Pro-Fac. (See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements.")

During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. The overall objectives of the plan were to reduce expense, improve productivity, and streamline operations. Efforts focused on the consolidation of operations and the elimination of approximately 900 positions. Reductions in personnel included operational and administrative positions. The total fiscal 1996 restructuring charge amounted to $5.9 million, which included a fourth quarter charge of approximately $4.0 million, primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting which was incurred throughout the year

Net Sales: The Company's net sales in fiscal 1996 of $739.1 million decreased $9.4 million or 1.3 percent from $748.5 million in fiscal 1995. The net sales attributable to businesses sold or to be sold were $55.0 million in fiscal 1996 compared to $87.3 million in fiscal 1995. The Company's net sales from ongoing operations were $684.1 million in fiscal 1996, an increase of $22.9 million or
3.5 percent from $661.2 million in fiscal 1995.

Gross Profit: Gross profit of $176.2 million in fiscal 1996 decreased $42.2 million or 19.3 percent from $218.4 million in fiscal 1995. Of this net decrease, a $14.0 million reduction was attributable to businesses sold or to be sold. The remaining decrease of $28.2 million from ongoing operations was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the Acquisition.

Reductions at the Company's CMF/Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

Reductions at the Company's Nalley operation relates to higher costs on all the product lines, but particularly in salad dressings due to plant start-up activities.

Restructuring: Restructuring expenses, as described above, amounted to $5.9 million in fiscal 1996. Restructuring expenses in fiscal 1995 of $8.4 million reflect the impact of the sale of certain assets of the Nalley US Chips and Snacks business and other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in fiscal 1995, amounting to $2.2 million, reflected non-deductible cost relating to the sale of the Company (primarily legal, accounting, and investment banking fees).

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from the fire claim recorded in fiscal 1995 amounted to $4.1 million. This amount represented the replacement value in excess of the depreciated book value of the building and equipment destroyed on July 7, 1994 at Southern Frozen Foods. This amount is net of additional costs incurred.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in fiscal 1996 of $156.1 million decreased $3.8 million or 2.4 percent from $159.9 million in fiscal 1995. This net decrease of $3.8 million includes:

(In Millions)

                                                                         Businesses
                                                             Sold or
                                                            to be Sold    Ongoing      Total

Change in trade promotions, advertising and selling costs      $(8.3)        $0.7      $(7.6)
Change in other administrative expenses                          2.5          1.3        3.8
                                                              ------        -----     ------
                                                               $(5.8)        $2.0      $(3.8)
                                                               =====         ====      =====

The $0.7 million decrease in trade promotions, advertising and selling costs at the Company's ongoing operations is the net from increased costs at Nalley of $3.7 million (primarily in the canned and dressing product lines), increased costs of $1.0 million at the Snack Group offset by decreases at CMF/Southern Frozen Foods/Brooks of $4.0 million (primarily in the filling and topping product lines).

The $1.3 million increase in other administrative costs attributable to the Company's ongoing operations was primarily related to increased expense at Nalley. The increased expense at Nalley included administrative expenses which previously had been allocated to Nalley Chips and Snacks and Nalley Canada Ltd. The disposal of these businesses did not eliminate centralized functions leaving costs which will be reduced over a period of time.

Interest Expense: Interest expense in fiscal 1996 of $42.0 million increased $9.6 million or 29.6 percent from $32.4. million in fiscal 1995. This increase was primarily attributable to the increased borrowing and increased rates related to the Acquisition of the Company by Pro-Fac. The impact of the Acquisition was reflected for the full year in fiscal 1996 and for a partial year in fiscal 1995.

Benefit/(Provision) for Taxes: The benefit for taxes in fiscal 1996 of $6.9 million compared to a provision of $6.0 million in fiscal 1995. A further discussion of tax matters is included at NOTE 6 of "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for fiscal 1997 compared to fiscal 1996.

Net cash provided by operating activities decreased in fiscal 1997 primarily due to an inventory-reduction program that favorably impacted fiscal 1996 cash flow. Cash flow was also positively impacted in fiscal 1996 due to the receipt of approximately $8.5 million in insurance proceeds compared to the final settlement of $4.0 million received in fiscal 1997. Earnings, however, were greatly improved in fiscal 1997.

Net cash provided by investing activities increased significantly in fiscal 1997, primarily due to the sales of Finger Lakes Packaging, a portion of the canned vegetable business, the Georgia distribution center, and the idle facilities. These actions were part of an overall initiative in fiscal 1997 to reduce the Company's outstanding debt. Management believes that the significant reduction in debt will provide the Company with the added financial flexibility needed to operate the business. All proceeds from asset sales were applied to Bank debt in accordance with the terms of the New Credit Agreement. Fiscal 1996 results included proceeds from the disposition of Nalley's Ltd. and the acquisition of Packer Foods. The purchase of property, plant, and equipment in both years was for general operating purposes.

Borrowings: Under the New Credit Agreement, as amended, Curtice Burns is able to borrow up to $66.0 million for working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and
(ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory. On June 28, 1997, Pro-Fac established a seasonal line of credit with the Bank. In doing so, the Bank limited the Company's availability under the Seasonal Facility to $66.0 million less outstanding borrowings of Pro-Fac. Pro-Fac's outstanding borrowings under their seasonal line were $7.0 million at June 28, 1997.

The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As of June 28, 1997, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base and Pro-Fac's outstanding borrowings, was $59.0 million. In addition to its seasonal financing, as of June 28, 1997, the Company had $34.2 million available for long-term borrowings under the Term Loan Facility.

The New Credit Agreement and Indenture requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 28, 1997, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

Short- and Long-Term Trends: Throughout fiscal 1997 the Company has worked toward accomplishing the restructuring initiatives begun in fiscal 1996. During fiscal 1997, this program focused on debt reduction. Ongoing initiatives will include a focus on the Company's core businesses and growth opportunities. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements."

The vegetable and fruit portions of the business, which includes CMF/Southern Frozen Foods, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The effect of the 1996 growing season on fiscal 1997 financial results has been a minor improvement from the prior year.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. It is anticipated that the remaining reserve will be liquidated during the first quarter of fiscal 1998.

Information Services Reorganization: On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and the Company announced a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50 million, is for SCT's OnSite outsourcing services, ADAGE ERP software and implementation services and assistance in solving the Year 2000 issue.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


     ITEM                                                                                                                  Page

Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   19
   Reports of Independent Accountants......................................................................................   20
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated  Earnings/(Deficit) for the years ended
       June 28, 1997, June 29, 1996, and June 24, 1995.....................................................................   22
     Consolidated Balance Sheet at June 28, 1997 and June 29, 1996.........................................................   23
     Consolidated Statement of Cash Flows for the years ended June 28, 1997, June 29, 1996, and June 24, 1995..............   24
     Notes to Consolidated Financial Statements............................................................................   26

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the page following the "Report of Independent Accountants." These statements have been prepared in accordance with generally accepted accounting principles.

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



/s/ Dennis M. Mullen                        /s/ Earl L. Powers
    Dennis M. Mullen                           Earl L. Powers
    President and                              Vice President Finance
    Chief Executive Officer                    Chief Financial Officer

August 1, 1997

                        Report of Independent Accountants


To the Shareholder and
Board of Directors of
Curtice Burns Foods, Inc.

In our opinion, the consolidated statements of operations and accumulated earnings/(deficit) and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the results of Curtice Burns Foods, Inc. and its subsidiaries ("Predecessor Company") operations and cash flows for the period from June 26, 1994 to November 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, as of November 3, 1994, the Predecessor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Our audit of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from June 26, 1994 to November 3, 1994 when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Rochester, New York
August 1, 1997

                        Report of Independent Accountants

To the Shareholder and
Board of Directors of
Curtice Burns Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated earnings/(deficit) and of cash flows listed under Item 8 of this Form10-K present fairly, in all material respects, the financial position of Curtice Burns Foods, Inc. and its subsidiaries ("Successor Company") at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the two fiscal years ended June 28, 1997 and June 29, 1996 and the period November 4, 1994 to June 24, 1995, in conformity with generally accepted accounting principles. These
financial   statements  are  the  responsibility  of  the  Successor   Company's
management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in NOTE 1 to the "Consolidated Financial Statements," the Successor Company changed its method of accounting for spare parts in 1997.

As discussed in Note 2 to the financial statements, as of November 3, 1994, the Predecessor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 28, 1997 and June 29, 1996 and the period November 4, 1994 to June 24, 1995 when read in conjunction with the consolidated financial statements.




PRICE WATERHOUSE LLP

Rochester, New York
August 1, 1997

                              FINANCIAL STATEMENTS

Curtice-Burns Foods, Inc.
Consolidated Statement of Operations and Accumulated Earnings/(Deficit)
(Dollars in Thousands)

                                                                                                                        Fiscal 1995
                                                                                                         11/4/94 -        6/26/94 -
                                                                        Fiscal 1997      Fiscal 1996      6/24/95         11/3/94
                                                                         Successor        Successor     Successor       Predecessor

Net sales                                                                $ 730,823        $ 739,094      $ 471,904        $276,621
Cost of sales                                                              539,081          562,926        334,329         195,810
                                                                         ---------        ---------      ---------        --------
Gross profit                                                               191,742          176,168        137,575          80,811
Selling, administrative, and general expenses                             (145,392)        (156,067)       (99,361)        (60,576)
Gain on sale of Finger Lakes Packaging                                       3,565                0              0               0
Restructuring charge                                                             0           (5,871)             0          (8,415)
Change in control expenses                                                       0                0              0          (2,150)
Gain on assets net of additional costs incurred as a result of a fire            0                0         (2,315)          6,469
                                                                         ---------        ---------      ---------        --------
Operating income before dividing with Pro-Fac                               49,915           14,230         35,899          16,139
Interest expense                                                           (35,030)         (41,998)       (24,790)         (7,624)
                                                                         ---------        ---------      ---------        --------
Pretax income/(loss) before dividing with Pro-Fac and before
   cumulative effect of an accounting change                                14,885          (27,768)        11,109           8,515
Pro-Fac share of (income)/loss before cumulative effect of an
   accounting change                                                        (7,442)           9,037         (5,554)         (4,062)
                                                                         ---------        ---------      ---------        --------
Income/(loss) before taxes and cumulative effect of an accounting change     7,443          (18,731)         5,555           4,453
Tax (provision)/benefit                                                     (3,668)           6,853         (3,291)         (2,735)
                                                                         ---------        ---------      ---------        --------
Income/(loss) before cumulative effect of an accounting change               3,775          (11,878)         2,264           1,718
Cumulative effect of an accounting change before
   dividing with Pro-Fac                                                     4,606                0              0               0
Pro-Fac share of an accounting change                                       (2,859)               0              0               0
                                                                         ---------        ---------      ---------        --------
Net income/(loss)                                                            5,522          (11,878)         2,264           1,718
Accumulated (deficit)/earnings at beginning of period                      (11,878)               0              0          58,121
Less cash dividends declared                                                (5,522)               0         (2,264)         (1,390)
                                                                         ---------        ---------      ---------        --------
Accumulated (deficit)/earnings at end of period                          $ (11,878)       $ (11,878)     $       0        $ 58,449
                                                                         =========        =========      =========        ========

The accompanying notes are an integral part of these consolidated financial statements.


Curtice-Burns Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

                                     ASSETS

                                                                                      6/28/97      6/29/96


Current assets:
  Cash and cash equivalents                                                          $  2,836     $  8,873
  Accounts receivable trade, less allowances for bad debts of  $970
    and $836, respectively                                                             48,661       47,259
  Accounts receivable, other                                                            2,813        8,959
  Current deferred tax asset                                                            8,198       11,724
  Inventories -
    Finished goods                                                                     87,904       97,018
    Raw materials and supplies                                                         27,001       33,556
                                                                                     --------     --------
      Total inventories                                                               114,905      130,574
                                                                                     --------     ---------
  Prepaid manufacturing expense                                                         8,265       11,339
  Prepaid expenses and other current assets                                             6,323        1,066
  Current investment in Bank                                                              946            0
                                                                                     --------     --------
      Total current assets                                                            192,947      219,794
Investment in Bank                                                                     24,321       24,439
Property, plant, and equipment, net                                                   217,923      268,389
Assets held for sale                                                                    3,259        5,368
Goodwill and other intangible assets less accumulated amortization of
  $10,053 and $5,961, respectively                                                     96,429      103,760
Other assets                                                                            7,682       12,500
                                                                                     --------     --------
      Total assets                                                                   $542,561     $634,250
                                                                                     ========     ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                      6/28/97      6/29/96
Current liabilities
   Current portion of obligations under capital leases                               $    558     $    547
   Current portion of long-term debt                                                    8,075        8,075
   Accounts payable                                                                    49,231       54,661
   Income taxes payable                                                                 5,152        3,836
   Due to Pro-Fac                                                                       4,312        2,215
   Accrued interest                                                                     8,540        9,447
   Accrued employee compensation                                                       11,063        8,368
   Other accrued expenses                                                              21,956       24,770
                                                                                     --------     --------
         Total current liabilities                                                    108,887      111,919
Long-term debt                                                                         62,829      149,683
Senior subordinated notes                                                             160,000      160,000
Obligations under capital leases                                                          817        1,125
Deferred income tax liabilities                                                        40,902       51,572
Other non-current liabilities                                                          22,687       20,746
                                                                                     --------     --------
         Total liabilities                                                            396,122      495,045
                                                                                     --------     --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                0            0
   Additional paid-in capital                                                         158,317      151,083
   Accumulated deficit                                                                (11,878)     (11,878)
                                                                                     --------     --------
         Total shareholder's equity                                                   146,439      139,205
                                                                                     --------     --------
         Total liabilities and shareholder's equity                                  $542,561     $634,250
                                                                                     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.



Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
                                                                                                                 Fiscal 1995
                                                                                                            11/4/94 -      6/26/94 -
                                                                             Fiscal 1997   Fiscal 1996     6/24/95        11/3/94
                                                                              Successor     Successor    Successor     Predecessor


Cash Flows From Operating Activities:
   Net income/(loss)                                                       $    5,522       $(11,878)     $   2,264    $   1,718
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
     Restructuring and disposals:
       Restructuring and net (gain)/loss from disposals                        (3,565)         5,871              0        5,567
       Including net operating losses subsequent to decision to dispose             0              0              0        2,848
     Gain on assets resulting from fire claim                                       0              0              0       (6,469)
     Amortization of goodwill and other intangibles                             4,092          3,422          2,618          753
     Amortization of debt issue costs                                             800            800            600            0
     Depreciation                                                              22,680         26,081         13,864        6,228
     Cumulative effect of an accounting change                                 (4,606)             0              0            0
     Provision/(benefit) for deferred taxes                                     2,787         (6,853)         4,705       (4,205)
     Provision for losses on accounts receivable                                  445            528             91          292
     Equity in undistributed earnings of Bank                                  (1,143)        (1,532)        (1,288)           0
     Change in assets and liabilities:
       Accounts receivable                                                     (1,856)        11,309         11,540      (12,722)
       Inventories                                                             (1,636)        33,347         67,022      (70,961)
       Income taxes payable/refundable                                            205          4,879         (1,043)       1,491
       Accounts payable and accrued expenses                                   (3,253)       (15,200)       (13,140)      (5,662)
       Payable to/receivable from Pro-Fac                                         466          2,754        (20,098)       9,650
       Other assets and liabilities                                               548         (1,514)        15,029       11,714
                                                                           ----------       --------      ---------    ---------
Net cash provided by/(used in) operating activities                            21,486         52,014         82,164      (59,758)
                                                                           ----------       --------      ---------    ---------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                 (16,876)       (18,038)       (26,891)      (5,689)
   Proceeds from disposals                                                     74,683          5,005              0            0
   Proceeds from investment in CoBank                                             315              0              0            0
   Cash paid for acquisition                                                        0         (5,785)             0            0
                                                                           ----------       --------      ---------    ---------
Net cash provided by/(used in) investing activities                            58,122        (18,818)       (26,891)      (5,689)
                                                                           ----------       --------      ---------    ---------
Cash Flows From Financing Activities:
   Receivable from/payable to Pro-Fac                                               0              0        (42,000)      42,000
   Proceeds from issuance of short-term debt                                        0              0              0       30,000
   Proceeds from issuance of long-term debt                                    18,000          5,400        359,000       10,886
   Payments on short term debt                                                      0              0        (30,000)           0
   Payments on long-term debt including acquisition-related financing fees   (104,854)       (43,056)      (178,015)        (350)
   Payments on capital leases                                                    (503)          (825)        (1,259)     (11,344)
   Stock activity relating to Predecessor's equity                                  0              0              0           52
   Amounts paid to shareholders for acquisition                                     0              0       (167,800)           0
   Capital contribution by Pro-Fac                                              7,234         10,000          3,888            0
   Cash dividends paid to Pro-Fac                                              (5,522)             0         (2,264)      (1,390)
                                                                           ----------       --------      ---------    ---------
Net cash (used in)/provided by financing activities                           (85,645)       (28,481)       (58,450)      69,854
                                                                           ----------       --------      ---------    ---------
Net change in cash and cash equivalents                                        (6,037)         4,715         (3,177)       4,407
Cash and cash equivalents at beginning of period                                8,873          4,158          7,335        2,928
                                                                           ----------       --------      ---------    ---------
Cash and cash equivalents at end of period                                 $    2,836       $  8,873      $   4,158    $   7,335
                                                                           ==========       ========      =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
     Interest (net of amount capitalized)                                  $   35,587       $ 41,508     $   17,531    $   6,967
                                                                           ==========       ========     ==========    =========
     Income taxes, net                                                     $      676       $   (703)    $    5,567    $   1,417
                                                                           ==========       ========     ==========    =========

     Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                          0       $  1,282     $        0    $       0
       Inventories                                                                  0          3,902              0            0
       Prepaid expenses and other current assets                                    0            270              0            0
       Property, plant and equipment                                                0          6,044              0            0
       Goodwill                                                                     0            493              0            0
       Deferred tax asset                                                           0            264              0            0
       Accounts payable                                                             0         (4,954)             0            0
       Accrued expenses                                                             0           (418)             0            0
       Other non-current liabilities                                                0         (1,098)             0            0
                                                                           ----------       --------     ----------    ---------
       Cash paid for acquisition                                           $        0       $  5,785     $        0    $       0
                                                                           ==========       ========     ==========    =========

Curtice-Burns Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                                                   Fiscal 1995
                                                                                                               11/4/94-   6/26/94-
                                                                                    Fiscal 1997  Fiscal 1996   6/24/95    11/3/94
                                                                                    Successor    Successor   Successor  Predecessor


 Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In conjunction with the purchase of certain businesses of  Nalley Canada Ltd.
     by Curtice Burns in fiscal 1997, the following non-cash transactions occurred:
      Notes forgiven                                                                  $4,986       $  0      $      0      $0
                                                                                      ======       ====      ========      ==
   In conjunction with the purchase of Curtice Burns by Pro-Fac during fiscal 1995, the following non-cash transactions occurred:
       Transfer of Investment in CoBank from Pro-Fac                                       0          0        21,619       0
       Debt forgiven by Pro-Fac                                                            0          0       110,576       0
       Other assets contributed by Pro-Fac                                                 0          0         5,000       0
                                                                                      ------       ----      --------
                                                                                      $    0       $  0      $137,195      $0
                                                                                      ======       ====      ========      ==
       Capital lease obligations incurred                                             $  206       $113      $  1,562      $0
                                                                                      ======       ====      ========      ==

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

Fiscal Year: The financial statements of the Predecessor entity include the period from June 26, 1994 through November 3, 1994, the acquisition date. The financial statements of the Successor entity include the period from November 3, 1994 through June 24, 1995, the fiscal year end (see NOTE 2 of "Notes to Consolidated Financial Statements"). The fiscal year of the Successor entity corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 1996 comprised 53 weeks and fiscal 1997 and 1995 each comprised 52 weeks.

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

Reclassification: Certain items for fiscal 1996 and 1995 have been reclassified to conform with fiscal 1997 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with maturities of three months or less. Short-term investments amounted to $5.3 million at June 29, 1996. There were no such short-term investments at June 28, 1997 or June 24, 1995.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 28, 1997 and June 29, 1996 were $362,000 and $485,000, respectively.

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

Other Assets: Other assets are primarily comprised of debt issuance. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred in fiscal 1997, 1996, and 1995 was $800,000, $800,000, and $600,000,
respectively.

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

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 1997, 1996, and 1995 amounted to $8,376,000, $9,831,000, and $13,150,000, respectively.

Disclosures About Fair Value of Financial Statements: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash,  Accounts   Receivable,   Accounts  Payable,  and  Other  Accrued
         Expenses: The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-Term Investments: The carrying value of the Company's investment in CoBank was $25.3 million at June 28, 1997. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

         Long-Term Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

New Accounting Pronouncements: During fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" As the Company's Long-Term Incentive Plan is a compensatory plan, the adoption of SFAS 123 had no significant impact on operations.

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

The Acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all other identifiable assets and liabilities were adjusted to reflect their fair values at the date of Acquisition. These allocations were finalized in fiscal 1996. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value, and the asset lives were adjusted for assets acquired. In addition, approximately $110.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $42.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." (See further discussion of tax matters at NOTE 6 to the "Notes to Consolidated Financial Statements.") The resulting annual amortization of goodwill and other intangible assets will approximate $4.0 million using lives ranging from 5 to 35 years. There were no other significant changes to accounting policies as a result of the Acquisition.

Following, in capsule form, is the consolidated, unaudited results of operations of Curtice Burns Foods for the fiscal year ended June 24, 1995, assuming the acquisition by Pro-Fac took place at the beginning of the fiscal year. The column headed "Actual" for June 24, 1995 is the total of Successor and Predecessor entities.

(In Millions)

                                Fiscal Year Ended
                            (Pro Forma is Unaudited)

                                June 24, 1995
                            Actual      Pro Forma

 Net sales                  $748.5       $748.5
 Income before taxes        $ 10.0       $  7.0
 Net income                 $  4.0       $  2.9

Agreements with Pro-Fac: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. For the fiscal years ended 1997, 1996, and 1995 the CMV for all crops supplied by Pro-Fac amounted to $51.4 million, $44.7 million, and $55.9 million, respectively.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company.

Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For the fiscal years ended 1997, 1996, and 1995 such additional patronage income/(loss) amounted to $10.3 million, $(9.0) million and $9.6 million, respectively. Under the Indentures related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Curtice Burns.

The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Subsequent to the acquisition date, Pro-Fac invested an additional $21.1 million in the Company (including reinvested Additional Patronage Income).

NOTE 3.       RESTRUCTURING, ACQUISITIONS, AND DISPOSALS

Information Services Reorganization: On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and the Company announced they signed a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50 million, is for SCT's, OnSite outsourcing services and ADAGE ERP software and implementation services.

Nalley Canada Ltd.: In April 1997, the Company acquired certain businesses from Nalley Canada Ltd., a privately held, independent snack food company and former subsidiary of Curtice Burns. The acquired Canadian operations include a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables issued to the Company in connection with its sale of the stock of Nalley's Canada Ltd. in 1995.

Brooks Foods: On April 30, 1997, Hoopeston Foods acquired certain assets from the Brooks Foods operating facility. The purchase price of approximately $2.1 million was paid with $400,000 in cash and a $1.7 million ten-year note. The proceeds were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction. In addition, the two companies entered into a copack and warehouse agreement under which Hoopeston will produce, package, and warehouse certain products.

Georgia Frozen Distribution Center: On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage its facility and all frozen food transportation operations of Curtice Burns in Georgia and New York. The Company received proceeds of approximately $9.1 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Sale of New York Canned Vegetable Businesses: On May 6, 1997, Seneca Foods Corporation ("Seneca") acquired the Curtice Burns Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Seneca and the Company have also forged a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Curtice Burns. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement initially has a minimum ten-year term.

The Company received proceeds of approximately $29.4 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this transaction. Proceeds from this sale were applied to outstanding Bank loans. The Company received proceeds of approximately $30.0 million.
The transaction also included a long-term supply agreement between Silgan and Curtice Burns.

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

Restructuring initiatives resulted in the following charges to earnings of the company in fiscal 1996 and 1995:

         Fiscal 1996 Restructuring Charge: During the fourth quarter of fiscal 1996, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. Efforts focused on the consolidation of operations and the elimination of approximately 900 positions. The total fiscal 1996 restructuring charge amounted to $5.9 million. This amount included a fourth-quarter charge of approximately $4.0 million which was primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting incurred throughout the year. Reductions in personnel included both operational and administrative positions.

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

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 28, 1997 and June 29, 1996:

(Dollars in Thousands)

                                                   June 28, 1997                            June 29, 1996
                                         Owned        Leased                      Owned        Leased
                                         Assets       Assets          Total       Assets       Assets          Total

Land                                   $  5,755       $    0       $  5,755      $  6,005      $    0        $  6,005
Land improvements                         2,061            0          2,061         2,641           0           2,641
Buildings                                80,907          645         81,552        97,855         690          98,545
Machinery and equipment                 167,043        2,397        169,440       190,423       2,509         192,932
Construction in progress                 13,053            0         13,053        11,881           0          11,881
                                       --------       ------       --------      --------      ------        --------
                                        268,819        3,042        271,861       308,805       3,199         312,004
Less accumulated depreciation            52,194        1,744         53,938        42,042       1,573          43,615
                                       --------       ------       --------      --------      ------        --------
Net                                    $216,625       $1,298       $217,923      $266,763      $1,626        $268,389
                                       ========       ======       ========      ========      ======        ========
Obligations under capital leases1                     $1,375                                   $1,672
Less current portion                                     558                                      547
                                                      ------                                   ------
Long-term portion                                     $  817                                   $1,125
                                                      ======                                   ======

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $342,000 and $470,000 in fiscal 1997 and 1996, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 28, 1997.

(Dollars in Thousands)

 Fiscal Year Ending Last                    Capital   Operating  Total Future
    Saturday In June                        Leases      Leases     Commitment

        1998                                 $  783    $ 5,368      $ 6,151
        1999                                    556      4,248        4,804
        2000                                    125      2,522        2,647
        2001                                     92      1,115        1,207
        2002                                     66        444          510
    Later years                                 200         71          271
                                             ------    -------      -------
 Net minimum lease payments                   1,822    $13,768      $15,590
                                                       =======      =======
 Less amount representing interest              447
 Present value of minimum lease payments     $1,375

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11,204,000, $10,927,000, and $10,297,000 for fiscal years 1997, 1996, and 1995, respectively. The fiscal 1995 amount is comprised of $4,280,000 for the Predecessor entity and $6,017,000 for the Successor entity.

NOTE 5.       DEBT

Bank Facility: The Bank Facility includes Term Loan, Seasonal Facility, and Letter of Credit facilities. The outstanding borrowings under the Term Loan were $65.2 million at June 28, 1997.

The Seasonal Facility provides seasonal financing of up to $66.0 million. The Letter of Credit Facility provides $18.0 million.

         Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Curtice Burns (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively.

         The Bank has extended to a portion of the Term Loan Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Term Loan was 8.60 percent per annum for fiscal 1997.

         Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is December 1997; except that for 15 consecutive calendar days during each year, the borrowings under the Seasonal Facility must be zero.

Short-term borrowings for the three years ended June 28, 1997 were as follows:

(Dollars in Thousands)

                                                       Fiscal         Fiscal         Fiscal
                                                        1997           1996           19951

 Balance at end of period                            $     0         $     0        $     0


 Rate at fiscal year end                                   0.0%            0.0%           0.0%


 Maximum outstanding during the period               $65,000         $94,000        $94,000


 Average amount outstanding during the period        $24,900         $53,700        $66,500


 Weighted average interest rate during the period          7.3%            7.4%           7.3%



1 The above amounts include borrowings from commercial banks and from Pro-Fac under existing and pre-existing loan agreements.

         The Letter of Credit Facility provides for the issuance of letters of credit through December 1997. Management anticipates timely renewals of both the Seasonal and the Letter of Credit facilities.

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

         Commitment Fees: The Bank assesses commitment fees of 0.55 percent on the seasonal line and 0.25 percent on the unused portion of the Term Loan.

         Fair Value: Based on an estimated borrowing rate at fiscal year end 1997 of 8.7 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the New Credit Agreement was approximately $64.8 million at June 28, 1997.

         Based on an estimated borrowing rate at fiscal year end 1996 of 9.6 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the New Credit Agreement was approximately $149.6 million at June 29, 1996.

The Senior Subordinated Notes ("Notes"): The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1.

         Guarantees and Security: The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement).

         Certain Covenants: The Notes limited the amount Pro-Fac can borrow from the Company to $10.0 million and provided that, if Pro-Fac borrowed from a source other than the Company, Pro-Fac was restricted from borrowing from the Company. On June 28, 1996, Pro-Fac established a line of credit with the Bank and, therefore, no longer can borrow from the Company.

         The Notes also limit the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Curtice Burns debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Curtice Burns' Fixed Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest and tax-adjusted dividends) for the preceding four quarters is not at least 1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the

         Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

         Fair Value: Based on an estimated borrowing rate at 1997 fiscal year end of 11.1 percent for borrowings with similar terms and maturities, the fair value of the Notes was $174.7 million at June 28, 1997.

         Based on an estimated borrowing rate at 1996 fiscal year end of 12.5 percent for borrowings with similar terms and maturities, the fair value of the Notes was $156.7 million at June 29, 1996.

Other Debt: Other debt of $5.7 million carries rates up to 11.0 percent at June 28, 1997.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1998 through 1999, $8.1 million each; 2000, $9.0 million, 2001, $15.5 million, and 2002, $10.1 million. Provisions of the Term Loan require annual payments in the years through 2000 on October 1 of each year in an amount equal to the "annual cash sweep" (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year as defined in the Bank Facility. As of June 28, 1997, the Company had satisfied its obligation under this provision. Provisions of the Term Loan also require that cash proceeds from the sale of businesses be applied to the Term Loan.

NOTE 6.       TAXES ON INCOME

Taxes on income before the cumulative effect of a change in accounting include the following:

(Dollars in Thousands)

                                                           Fiscal 1995
                                                     11/4/94 -      6/26/94 -
                        Fiscal 1997   Fiscal 1996    6/24/95        11/3/94
                         Successor     Successor    Successor     Predecessor


Federal -
  Current                 $  567       $     0       $(1,368)      $ 5,834
  Deferred                 2,639        (5,990)        3,810        (3,529)
                          ------       -------       -------       -------
                           3,206        (5,990)        2,442         2,305
                          ------       -------       -------       -------
State and foreign -
  Current                    314             0           (46)        1,106
  Deferred                   148          (863)          895          (676)
                          ------       -------       -------       -------
                             462          (863)          849           430
                          ------       -------       -------       -------
                          $3,668       $(6,853)      $ 3,291       $ 2,735
                          ======       =======       =======       =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and cumulative effect of a change in accounting is as follows:

(Dollars in Thousands)

                                                                                                               Fiscal 1995
                                                                                                           1/4/94-      6/26/94-
                                                                              Fiscal 1997  Fiscal 1996    6/24/95       11/3/94
                                                                               Successor    Successor    Successor    Predecessor

Income tax provision/(benefit) at 34% in 1997 and 1996 and 35% in 1995          $2,530      $(6,380)      $1,942        $1,558
State income taxes, net of federal income tax effect                               484         (859)         552           294
Goodwill amortization                                                            1,041          784          637           167
Dividend received reduction                                                       (472)        (521)           0             0
Non-deductible legal and advisory expenses                                           0            0            0           753
Other, net                                                                          85          123          160           (37)
                                                                                ------      -------       ------       -------
                                                                                $3,668      $(6,853)      $3,291        $2,735
                                                                                ======      =======       ======        ======

Effective Tax Rate                                                                49.3%       (36.5)%       59.3%         61.4%

                                                                                ======      =======       ======        ======


The deferred tax (liabilities)/assets consist of the following at June 28, 1997 and June 29, 1996:

                                                    Fiscal         Fiscal
                                                     1997           1996

Liabilities
  Depreciation                                    $(49,357)      $(61,350)
  Non-compete agreements                              (462)          (766)
  Long-term receivables                               (538)          (426)
  Prepaid manufacturing                             (3,215)        (4,411)
  Other                                               (215)           (39)
                                                  --------       --------
                                                   (53,787)       (66,992)
                                                  --------       --------
Assets
  Inventory                                          2,322          2,203
  Allowance for doubtful accounts                      377            313
  Capital and operating loss carryforwards           6,147         27,090
  Accrued employee benefits                          3,431          3,014
  Insurance accruals                                 2,058          2,031
  Pension/OPEB accruals                              7,128          6,368
  Restructuring reserves                             1,332          1,731
  Promotional reserves                               1,592              0
  Other                                              2,908          2,377
                                                  --------       --------
                                                    27,295         45,127
                                                  --------       --------
  Net deferred liabilities                         (26,492)       (21,865)
  Valuation allowance                               (6,212)       (17,983)
                                                  --------       --------
                                                  $(32,704)      $(39,848)
                                                  ========       ========

During fiscal year 1997, the Company utilized $22.1 million of net operating loss carryforwards ($8.6 million of tax). Additionally, approximately $5.1 million of net operating loss carryforwards ($1.7 million of tax) were transferred from Pro-Fac.
The benefits for these net operating losses had been recorded in previous years.

During fiscal year 1996, the Company sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. The sale resulted in a capital loss of $36.3 million ($14.2 million of tax). As of the date of sale, a full valuation allowance had been recorded against the capital loss carryforward as it was more likely than not that a tax benefit would not be realized. During fiscal year 1997, however, the Company disposed of its Finger Lakes Packaging subsidiary, its New York canned vegetable operation, and a distribution center in Georgia. As a result of these disposals, the Company utilized $21.6 million of its capital loss carryforward. As the related valuation allowance was established in conjunction with the acquisition of the Company by Pro-Fac, the recognition of this capital loss carryforward reduced goodwill in fiscal 1997. As of June 28, 1997, the Company has $14.7 million of a capital loss carryforward available. The capital loss carryforward expires in 2001, and any future recognition of this capital loss carryforward will also reduce goodwill.

In January 1995, the Boards of Directors of Curtice Burns and Pro-Fac approved appropriate amendments to the Bylaws of Curtice Burns to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date, a consolidated return has been filed incorporating Curtice Burns and Pro-Fac. Tax expense is allocated to Curtice Burns based on its operations.

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

Pension cost for fiscal years ended 1997, 1996, and 1995 includes the following components:

(Dollars in Thousands)

                                                                                          Fiscal 1995
                                                                                     11/4/94-       6/26/94-
                                                     Fiscal 1997    Fiscal 1996      6/24/95        11/3/94
                                                      Successor      Successor      Successor      Predecessor

Service cost -- benefits earned during the period     $ 2,888       $  3,141         $ 2,427         $ 1,270
Interest cost on projected benefit obligation           6,461          6,544           4,365           2,225
Return on assets
   Actual gain                                         (4,884)       (19,430)              0          (1,717)
   Net amortization and deferral                       (4,063)        12,123          (4,789)           (678)
                                                      -------       --------         -------         -------
     Total gain                                        (8,947)        (7,307)         (4,789)         (2,395)
                                                      -------       --------         -------         -------
Amortization of transition amount                           0              0               0            (265)
Amortization of prior service cost                        (22)             0               0              61
Amortization of (gain)/loss                              (811)           (64)              0              57
                                                      -------       --------         -------         -------
                                                         (431)         2,314           2,003             953
Union and other pension costs                             282            385             147           1,182
                                                      -------       --------         -------         -------
Net pension cost                                      $  (149)      $  2,699         $ 2,150         $ 2,135
                                                      =======       ========         =======         =======

As a result of the change of control of the Company, the plan assets and obligations were remeasured on November 3, 1994, and the entire balance of the transition obligation, unrecognized prior service costs, and outstanding gains and losses totaling approximately $5.2 million were adjusted at the time of the acquisition.

The pension plan's funded status was as follows:

(Dollars in Thousands)

                                                                 June 28, 1997   June 29, 1996    June 24, 1995
                                                                 -------------   -------------    -------------
                                                                    Assets          Assets           Assets
                                                                    Exceed          Exceed           Exceed
                                                                  Accumulated     Accumulated      Accumulated
                                                                    Benefits        Benefits         Benefits


Actuarial present value of benefit obligations:
   Vested benefit obligation                                       $(72,223)        $(74,108)        $(65,350)
                                                                   ========         ========         ========
   Accumulated benefit obligation                                  $(75,138)        $(77,035)        $(69,449)
                                                                   ========         ========         ========

Projected benefit obligation                                       $(84,280)        $(85,307)        $(78,809)
Plan assets at fair value                                            88,979           89,716           74,897
                                                                   --------         --------         --------
Plan assets in excess of/(less than) projected benefit obligation     4,699            4,409           (3,912)
Unrecognized net (gain)/loss                                        (15,913)         (18,456)          (8,787)
Unrecognized prior service cost                                        (243)            (266)               0
                                                                   --------         --------         --------
                                                                    (11,457)         (14,313)         (12,699)
Union and other pension plans                                        (2,125)          (2,318)          (2,243)
                                                                   --------         --------         --------

Pension liability                                                  $(13,582)        $(16,631)        $(14,942)
                                                                   ========         ========         ========

In 1997, the assumed discount rate, assumed long-term rate of return on plan assets and the assumed long-term rate of compensation increase were 8.0 percent,
10.0 percent, and 4.5 percent, respectively. The year-end projected benefit obligation decreased by approximately $2.6 million due to the increase in the discount rate from 7.75 percent to 8.0 percent.

In 1996, the assumed discount rate, assumed long-term rate of return on plan assets, and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent, and 4.50 percent, respectively. The year end projected obligation increased by approximately $7.6 million due to the decrease in the discount rate from 8.5 percent to 7.75 percent.

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

The plan's funded status was as follows:

(Dollars In Thousands)

                                                                                   June 28, 1997     June 29, 1996


Accumulated postretirement benefit obligation:
  Fully eligible active participants                                                  $   169           $   141
  Other active participants                                                                75               108
  Retirees                                                                              2,360             2,446
                                                                                      -------           -------
     Total                                                                              2,604             2,695
  Less Plan assets at fair value                                                            0                 0
                                                                                      -------           -------
  Accumulated postretirement benefit obligation in excess of fair value of assets      (2,604)           (2,695)
  Unrecognized gains                                                                     (378)             (443)
                                                                                      -------           -------
  Accrued postretirement benefit cost                                                 $(2,982)          $(3,138)
                                                                                      =======           =======

Net periodic postretirement benefit cost included the following components:

(Dollars in Thousands)

                                                                                  Fiscal 1995
                                                                            11/4/94-    6/26/94-
                                                                            6/24/95      11/3/94
                                              Fiscal 1997    Fiscal 1996   Successor    Predecessor

 Service cost                                   $  8           $ 23          $ 15         $    8
 Interest cost                                   199            222           154             74
 Net amortization and deferral                   (15)             0             0             46
                                                ----           ----          ----           ----
 Net periodic postretirement benefit cost       $192           $245          $169           $128
                                                ====           ====          ====           ====

The weighted-average, assumed discount rate used to measure the benefit obligations was 7.75 percent at the beginning and 8.00 percent at the end of fiscal 1997. The change in the discount rate caused the accumulated postretirement benefit obligation to decrease by approximately $53,000.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 10.0 percent for 1997 and 11.0 percent for 1996. The rate was assumed to decrease gradually to 5.0 percent by the year 2007 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows:

(Dollars in Thousands)
                                                Successor
                                               Fiscal 1997
                                           Current    1% Higher
                                            Trend         Trend

APBO                                       $2,604        $2,696
Service cost + interest cost               $  207        $  215

Profit Sharing/401(k): Under the prior Deferred Profit Sharing Plan and the Non-Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 5.0 percent of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1995, $1.4 million was allocated to the plans.

On October 1, 1995, the Company merged the Deferred Profit Sharing Plan into the 401(k) Investment Plan. Under the new combined plan, the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the Plan if certain pre-established earnings goals are achieved. The maximum incentive contribution is 3 percent of base salary earned during the fiscal year. In addition, the Company contributes 401(k) matching contributions to the Plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 1997 and 1996 the Company allocated $500,000 and $400,000, respectively, in the form of matching contributions and $400,000 and $211,000, respectively, in the form of incentive contributions for the benefit of its employees.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Curtice Burns Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant. The total units granted were 176,278 at $25.04 per unit, and 7,996 at $13.38 per unit in June 1997, and 248,511 at $13.38 per unit in June 1996. In fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.

Employee Stock Purchase Plan: During fiscal 1996 the Company introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 1997 and 1996, 31,435 and 33,364 shares, respectively, were held by employees, and 833 shares were subscribed to as of June 28, 1997.

NOTE 8.       SUBSEQUENT EVENTS AND OTHER MATTERS

Formation of New Sauerkraut Company: Subsequent to fiscal year-end, on July 1, 1997, the Company and Flanagan Brothers, Inc., of Bear Creek, Wisconsin, contributed all their assets involved in sauerkraut production into one new sauerkraut company. This new company, Great Lakes Kraut Company, will operate as a New York limited liability company, with ownership split between the two companies. Management anticipates the alliance will positively impact fiscal 1998 earnings.

Legal Matters: The Company is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Company are of the opinion that none of these legal actions will have a material effect on the financial position of the Company.

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

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

                                      Year of
            Name                       Birth                              Positions

Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

Roy A. Myers                            1931         Retired President and Chief Executive Officer and Director

William D. Rice                         1934         Senior Vice President Strategic Development and Secretary

Diana Bartalo                           1946         Treasurer and Director of Financial Reporting

Robert E. McMahon                       1941         Vice President Management Information Systems

Earl L. Powers                          1944         Vice President and Chief Financial Officer

Beatrice B. Slizewski                   1943         Vice President Corporate Communications

Lois J. Warlick-Jarvie                  1958         Vice President Human Resources

Stephen R. Wright                       1947         Executive Vice President Agriculture

Carl W. Caughran                        1953         President and Chief Executive Officer of Nalley Fine Foods

Bernhard Frega                          1950         President and Chief Executive Officer of CMF

Tim Kennedy                             1948         President and Chief Executive Officer of Tim's Cascade Chips

David R. Ray                            1945         President and Chief Executive Officer of Husman and Snyder

Robert V. Call, Jr.(2)                  1926         Director and Chairman of the Board

Bruce R. Fox(2)                         1947         Director

Cornelius D. Harrington, Jr.(3)         1927         Director

Steven D. Koinzan(2)                    1948         Director

Walter F. Payne(3)                      1936         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from since May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CMF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CMF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

Roy A. Myers was President and Chief Executive Officer from November 1994 to January 1997. Mr. Myers retired in January 1997. Prior to his retirement Mr. Myers served as a Director and Executive Vice President of the Company from 1987 to the completion of the Acquisition (at which time he was appointed the Chief Executive Officer). He served as Vice President-Operations of the Company from 1985 to 1987 and as Vice President of the Company from 1983 to 1985. He has been an employee of the Company or a predecessor to the Company since 1955 in various other capacities including Industrial Relations Manager, Operations Manager and President of the Corporate Services Division. He was General Manager of Pro-Fac from 1987 until the completion of the Acquisition, having served as Assistant General Manager from 1983 to 1987.

William D. Rice has been Senior Vice President Strategic Development since February 1997 and Secretary of the Company since 1989. He was Chief Financial Officer from 1969 to February 1997. He was Treasurer of the Company from 1975 to 1996. He was Vice President-Finance of the Company from 1969 to 1991. He was Assistant Treasurer of Pro-Fac from 1970 to February 1997 (Management Chief Financial Officer for Pro-Fac).

Diana Bartalo has been Treasurer since March 1996 and Director of Financial Reporting since 1992; Assistant Treasurer from 1988 to March 1996; Corporate Accounting Manager 1976-1992. She held several administrative staff positions 1970-1976 and has been Assistant Treasurer of Pro-Fac since 1987.

Robert E. McMahon has been Vice President Information Systems since November 1993; prior to that he was Vice President, Information Systems for the CMF Division 1992-1993 and Director of Corporate Information Systems since December 1991. He joined the CMF Division as Systems Integration Manager in 1989 and became Director of Information Systems for that Division in 1990. Prior to employment with Curtice Burns, he held management, executive and technical positions with such organizations as Abbott Labs, BASF, IBM, MTech, and Price Waterhouse LLP.

Earl L. Powers has been Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, CMF Division of the Company from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Curtice Burns and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Curtice Burns (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T. French Company (1974-1988) -- eight years in public relations and six years in various accounting functions.

Lois J. Warlick-Jarvie has been Vice President Human Resources since January 1993; Corporate Director Human Resources July 1991 to January 1993; Manager
Compensation, Benefits and Risk Management January 1989 to July 1991; various administrative staff positions within the Company 1982 to 1989.

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of the Company from November 1994 and Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

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

Robert V. Call, Jr. has been a Director of the Company since the completion of the Acquisition. Mr. Call had been a Director of the Predecessor entity since 1986 until completion of the Acquisition (at which time he resigned and was reappointed). He has been a Director of Pro-Fac since 1962. He was President of Pro-Fac from 1986 to March 27, 1995, having served as Treasurer from 1973 to 1984. He has been a member of Pro-Fac since 1961. He is a vegetable, fruit and grain farmer (My-T Acres, Inc., Batavia, NY).

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

ITEM 11.      EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and certain other most highly compensated executive officers of the Company, earned during fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                                               RSIP/
                                                                                                             Matching
                                                                                                           Contributions
                                                                                         Annual              Deferred
                                                                                     Compensation1            Profit
Name and Principal Position                                        Year          Salary        Bonus2        Sharing

Dennis M. Mullen -                                                 1997         $349,181      $210,000       $ 8,013
   President and Chief Executive Officer                           1996         $216,107      $      0       $ 1,465
                                                                   1995         $179,558      $ 71,207       $ 7,265

Roy A. Myers -                                                     1997         $224,000      $125,280       $ 2,736
   Retired President, Chief Executive Officer, and Director        1996         $410,154             0       $ 2,672
                                                                   1995         $339,927      $200,539       $10,609

William D. Rice -                                                  1997         $259,422      $107,000       $ 5,990
   Senior Vice President Strategic Development and Secretary       1996         $249,642             0       $ 1,656
                                                                   1995         $240,065      $116,143       $ 9,791

Stephen R. Wright                                                  1997         $180,043      $ 80,000       $ 4,321
   Executive Vice President                                        1996         $156,789             0       $ 1,627
                                                                   1995         $128,685      $ 51,628       $ 4,520

Earl L. Powers                                                     1997         $187,179      $107,000       $ 4,492
   Vice President Finance and Chief Financial Officer              1996         $157,990             0       $ 1,642
                                                                   1995         $150,392      $ 60,333       $ 6,099

Bernhard Frega                                                     1997         $175,769      $ 90,000       $ 4,341
   President and Chief Executive Officer of CMF                    1996         $141,677             0       $ 1,675
                                                                   1995         $119,600      $ 42,500       $ 4,539

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                            Estimated Future Payouts
                                  (b)                    (c)            Under Non-Stock Price Based Plans
                         Number of Shares      Performance or Other           (d)               (e)
     (a)                  Units or Other     Period Until Maturation       Threshold          Target
    Name                Rights Granted (1)         or Payout               ($ or #)          ($ or #)(2)

Roy A. Myers                      0                6/25/2001                  $0                $0
Dennis M. Mullen             32,085                6/25/2001                  $0                $0
William D. Rice              23,636                6/25/2001                  $0                $0
Stephen R. Wright            13,970                6/25/2001                  $0                $0
Earl L. Powers               14,056                6/25/2001                  $0                $0
Bernhard Frega               15,041                6/25/2001                  $0                $0

(1) On June 25, 1997, the Company issued performance units under the Curtice Burns Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 25, 1997 grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1997 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1997 performance, no payouts will be made from the plan relative to the options granted on June 25, 1997.

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

The approximate number of years of Plan participation under the Company's Pension Plan as of June 28, 1997, of the Executive Officers listed in the Summary Compensation Table are as follows: Roy A. Myers-34, Dennis M. Mullen-7, William D. Rice-25, Stephen R. Wright-23, Earl L. Powers-5, and Bernhard Frega-21.

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

                               Pension Plan Table

                              Years of Plan Participation
  Final        ----------------------------------------------------------
Average Pay       15          20           25           30          35
-----------    -------     --------     --------     --------    --------

 $125,000      $22,142     $ 29,008     $ 35,775     $ 42,721   $  49,805
  150,000       27,392       36,008       44,525       53,221      62,055
  175,000       32,642       43,008       53,275       63,721      74,305
  200,000       37,892       50,008       62,025       74,221      86,555
  225,000       43,142       57,008       70,775       84,721      98,805
  250,000       48,392       64,008       79,525       95,221     111,055
  275,000       53,642       71,008       88,275      105,721     123,305
  300,000       58,892       78,008       97,025      116,221     135,555
  325,000       64,142       85,008      105,775      126,721     147,805
  350,000       69,392       92,008      114,525      137,221     160,055
  375,000       74,642       99,008      123,275      147,721     172,305
  400,000       79,892      106,008      132,025      158,221     184,555

Termination Protection Provisions: The Company has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefit continuation will be provided if Mr. Mullen's employment is involuntarily terminated on or before December 31, 1998, for reasons other than for "cause" as such term is defined in the Agreement.

Directors Compensation: In fiscal 1997, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. In fiscal 1997, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board. Mr. Myers was not paid directors' fees.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

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

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank represent a percentage of the previous five-years' average borrowings from the Bank. As of June 28, 1997, the amount of the Company's investment in the Bank was approximately $25.3 million.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1997, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Curtice Burns for the following aggregate amounts:


                                      RELATIONSHIP             GROSS PURCHASES
       NAME                            TO PRO-FAC               IN FISCAL 1997

Dale E. Burmeister...............  Director                          183,000
Robert V. Call, Jr...............  Director                        2,254,000
Glen Lee Chase...................  Director                          199,000
Tommy R. Croner..................  Director and Secretary            261,000
Robert DeBadts...................  Director                          422,000
Albert P. Fazio..................  Director and Vice President       144,000
Bruce R. Fox.....................  Director and President            935,000
Steven D. Koinzan................  Director and Treasurer            475,000
Kenneth A. Mattingly.............  Director                          806,000
Allan W. Overhiser...............  Director                           30,000
Paul E. Roe......................  Director                          733,000
Darrell Sarff....................  Director                           75,000

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 15, 1998, at an annual cost of approximately $80,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                                 Page


Curtice-Burns Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   19
   Reports of Independent Accountants....................................................................................   20
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Earnings/(Deficit) for the years ended
       June 28, 1997, June 29, 1996, and June 24, 1995...................................................................   22
     Consolidated Balance Sheet at June 28, 1997 and June 29, 1996.......................................................   23
     Consolidated Statement of Cash Flows for the years ended June 28, 1997, June 29, 1996, and June 24, 1995............   24
     Notes to Consolidated Financial Statements..........................................................................   26

         (2)    The following additional financial data are set forth herein:


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                                                      SCHEDULE II

Curtice-Burns Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 28, 1997

                                                                                      Fiscal 1995
                                                                               11/4/94-          6/26/94-
                                           Fiscal 1997      Fiscal 1996        6/24/95           11/3/94
                                            Successor        Successor        Successor*       Predecessor*

Allowance for doubtful accounts
  Balance at beginning of period          $   836,000       $   673,000       $  683,000       $1,066,000
  Additions charged to expense                446,000           537,000           91,000          292,000
  Deductions                                 (312,000)         (374,000)        (101,000)        (427,000)
                                          -----------       -----------       ----------       ----------
  Balance at end of period                $   970,000       $   836,000       $  673,000       $  931,000
                                          ===========       ===========       ==========       ==========

Inventory reserve**
  Balance at beginning of period          $   485,000       $   144,000       $        0       $  379,000
  Net change                                 (123,000)          341,000          144,000          635,000
                                          -----------       -----------       ----------       ----------
  Balance at end of period                $   362,000       $   485,000       $  144,000       $1,014,000
                                          ===========       ===========       ==========       ==========

Tax valuation allowance***
  Balance at beginning of period          $17,983,000       $ 7,366,000       $        0       $        0
  Net change                              (11,771,000)       10,617,000        7,366,000                0
                                          -----------       -----------       ----------       ----------
  Balance at end of period                $ 6,212,000       $17,983,000       $7,366,000       $        0
                                          ===========       ===========       ==========       ==========

  * Valuation accounts were revalued by the acquiring company.

 ** Difference between FIFO cost and market applicable to inventories.

*** See further discussion regarding tax matters at NOTE 6 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

     (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


     (b) Reports on Form 8-K:


         No reports on Form 8-K were filed in the fourth quarter of fiscal 1997.


     (c) EXHIBITS:

      Exhibit
      Number                  Description

       3.3(2) Certificate of Incorporation of Curtice Burns.

       3.4(3) Bylaws of Curtice Burns.

      10.1(2) Indenture,  dated  as  of  November  3,  1994  (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust
              Company  ("IBJ"),  as  Trustee,  as amended by First Supplemental  Indenture, dated as of November 3, 1994,  each with  respect to Curtice Burns' 12.25 percent Senior  Subordinated Notes due 2005 (the "Notes").

      10.2(2) Term Loan,  Term Loan  Facility and  Seasonal  Loan Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"), Curtice Burns and PFAC.

      10.3(2) Parent  Guaranty,  dated as of November 3, 1994, by Pro-Fac in favor of the Bank.

      10.4(2) Parent  Security  Agreement,  dated as of  November  3,  1994 between Pro-Fac and the Bank.

      10.5(2) Mortgage,  Open End Mortgage,  Deed of Trust, Trust Deed, Deed to Secure Debt, Purchase Money Mortgage, Assignment,
              Security Agreement and Financing Statement dated  November 3, 1994 among PFAC, Curtice Burns and the Bank.

     10.6(2)  Marketing and Facilitation Agreement,  dated as of November 3, 1994, between Pro-Fac and Curtice Burns.

     10.7(2)  Management Incentive Plan, as amended.

     10.8(2)  Supplemental Executive Retirement Plan, as amended.

     10.10(2) Master Salaried Retirement Plan, as amended.

     10.11(2) Non-Qualified Profit Sharing Plan, as amended.

     10.12(2) Excess Benefit Retirement Plan.

     10.13    Salary Continuation Agreement - Dennis M. Mullen.

     10.14(1) Modification  A of Term Loan,  Term Loan  Facility, and Seasonal  Loan  Agreement,  dated as of January 26, 1995, between Curtice Burns and the Bank.

     10.15(1) Second Amendment to Non-Qualified Profit Sharing Plan.

     10.16(3) Modifications  B - D of Term Loan,  Term Loan  Facility,  and Seasonal Loan Agreement  Between  Curtice Burns and
              the Bank.

     10.17(4) Modifications  E - F of Term Loan,  Term Loan  Facility,  and Seasonal Loan Agreement  Between  Curtice Burns and
              the Bank.

     10.18(4) Equity Value Plan Adopted on June 24, 1996.

     10.19(4) Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

     10.20    Modifications  G - K of Term Loan,  Term Loan  Facility,  and Seasonal Loan Agreement  Between  Curtice Burns and
              Bank.

     10.21    OnSite Services Agreement with Systems & Computer Technology.

     10.22    Raw Product Supply Agreement with Seneca Foods Corporation.

     10.23    Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

     18(5)    Accountant's Report Regarding Change in Accounting Method


           Exhibit
           Number                                                                            Description

           21.1      List of Subsidiaries.

           27        Financial Data Schedule.

  (1)  Incorporated by reference from Registration Statement No. 33-60273.

  (2)  Incorporated by reference from Registration Statement No. 33-56517, as amended.

  (3)  Incorporated by reference from the Registrant's 1995 Annual Report on Form 10-K.

  (4)  Incorporated by reference from the Registrant's 1996 Annual Report on Form 10-K.

  (5) Incorporated by reference from the Registrant's First Quarter Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            CURTICE-BURNS FOODS, INC.



Date:  August 21, 1997               By:   /s/ Earl L. Powers
                                           Vice President Finance and
                                           Chief Financial Officer


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DENNIS M. MULLEN and EARL L. POWERS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                  DATE


/s/ Robert V. Call, Jr.       Chairman of the Board; Director  August 21, 1997
   (ROBERT V. CALL, JR.)



/s/ Bruce R. Fox              Director                         August 21, 1997
   (BRUCE R. FOX)



/s/ Cornelius D. Harrington   Director                         August 21, 1997
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan         Director                         August 21, 1997
   (STEVEN D. KOINZAN)



/s/ Walter F. Payne           Director                         August 21, 1997
   (WALTER F. PAYNE)



/s/ Frank M. Stotz            Director                         August 21, 1997
   (FRANK M. STOTZ)



/s/ Dennis M. Mullen          President and Chief Executive    August 21, 1997
   (DENNIS M. MULLEN)         Officer and Director
                              (Principal Executive Officer)



/s/ Earl L. Powers            Vice President Finance and       August 21, 1997
   (EARL L. POWERS)           Chief Financial Officer
                              (Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.