Form 10-Q
period 1997-09-27
CURTICE BURNS FOODS INC
filed 1997-11-06
CIK 26285

10

                               Page 1 of 10 Pages



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                Registration Statement (Form S-4) Number 33-56517


                              AGRILINK FOODS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                               New York 16-0845824
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization Identification Number)

             90 Linden Oaks, PO Box 20670, Rochester, NY 14602-6070
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (716) 383-1850

   Curtice-Burns Foods, Inc. 90 Linden Place, PO Box 681, Rochester, NY 14603
                 (Former Name)            (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 1997.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations
(Dollars in Thousands)

                                                                                                          Quarter Ended
                                                                                               September 27,         September 28,
                                                                                                   1997                  1996

Net sales                                                                                         $176,397              $174,000
Cost of sales                                                                                      130,748               132,309
                                                                                                 ---------             ---------
Gross profit                                                                                        45,649                41,691
Selling, administrative, and general expenses                                                      (32,790)              (32,916)
                                                                                                ----------            ----------
Operating income before dividing with Pro-Fac                                                       12,859                 8,775
Interest expense                                                                                    (7,638)               (9,375)
                                                                                               -----------           -----------
Pretax income/(loss) before dividing with Pro-Fac and before cumulative effect of an
   accounting change                                                                                 5,221                  (600)
Pro-Fac share of (income)/loss before cumulative effect of an accounting change                     (2,611)                  276
                                                                                               -----------          ------------
Income/(loss) before taxes and cumulative effect of an accounting change                             2,610                  (324)
Tax provision                                                                                       (1,193)                  (73)
                                                                                               -----------          ------------
Income/(loss) before cumulative effect of an accounting change                                       1,417                  (397)
Cumulative effect of an accounting change before dividing with Pro-Fac                                   0                 4,516
Pro-Fac share of accounting change                                                                       0                (2,630)
                                                                                            --------------           -----------
Net income                                                                                      $    1,417            $    1,489
                                                                                                ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                                                     September 27,        June 28,     September 28,
                                                                                          1997             1997            1996

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                           $  3,995         $  2,836       $    6,682
   Accounts receivable trade, net                                                        65,053           48,661           62,020
   Accounts receivable, other                                                             3,863            2,813            8,413
   Inventories -
     Finished goods                                                                     140,056           87,904          158,474
     Raw materials and supplies                                                          28,396           27,001           35,161
                                                                                       --------         --------       ----------
       Total inventories                                                                168,452          114,905          193,635
                                                                                       --------         --------        ---------
   Prepaid manufacturing expense                                                              0            8,265            1,111
   Prepaid expenses and other current assets                                              8,464            6,323            8,570
   Current deferred tax asset                                                             8,198            8,198           11,724
   Current investment in Bank                                                               631              946                0
                                                                                       --------         --------   --------------
       Total current assets                                                             258,656          192,947          292,155
Investment in Bank                                                                       24,320           24,321           24,439
Property, plant, and equipment, net                                                     209,216          217,923          269,254
Investment in Great Lakes Kraut Company                                                   6,585                0                0
Assets held for sale                                                                      3,259            3,259            5,113
Goodwill and other intangible assets, net                                                95,503           96,429          102,734
Other assets                                                                              7,507            7,682           12,549
                                                                                       --------         --------       ----------
       Total assets                                                                    $605,046         $542,561         $706,244
                                                                                       ========         ========         ========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                       $ 64,000         $      0        $  63,000
   Current portion of obligations under capital leases                                      558              558              548
   Current portion of long-term debt                                                      8,073            8,075            8,075
   Accounts payable                                                                      38,931           49,231           46,150
   Income taxes payable                                                                   4,234            5,152            5,054
   Due to Pro-Fac                                                                         9,659            4,312            6,682
   Accrued interest                                                                       3,960            8,540            4,741
   Accrued employee compensation                                                          7,981           11,063            8,143
   Accrued manufacturing expense                                                          2,899                0                0
   Other accrued expenses                                                                21,681           21,956           27,555
                                                                                       --------         --------       ----------
       Total current liabilities                                                        161,976          108,887          169,948
Long-term debt                                                                           70,528           62,829          162,164
Senior subordinated notes                                                               160,000          160,000          160,000
Obligations under capital leases                                                            817              817            1,125
Deferred income tax liabilities                                                          40,902           40,902           51,572
Other non-current liabilities                                                            22,967           22,687           20,716
                                                                                       --------         --------       ----------
       Total liabilities                                                                457,190          396,122          565,525
                                                                                       --------         --------        ---------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                              0                0                0
     Additional paid-in capital                                                         158,317          158,317          151,108
     Accumulated deficit                                                                (10,461)         (11,878)         (10,389)
                                                                                       ---------        --------       ----------
       Total shareholder's equity                                                       147,856          146,439          140,719
                                                                                       --------         --------        ---------
       Total liabilities and shareholder's equity                                      $605,046         $542,561         $706,244
                                                                                       ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                                                                                          Quarter Ended
                                                                                                 September 27,        September 28,
                                                                                                      1997                 1996
                                                                                                 --------------       ------------

Cash Flows From Operating Activities:
   Net income                                                                                     $  1,417               $  1,489
   Adjustments to reconcile net income to net cash provided by operating activities -
     Amortization of goodwill, and other intangibles                                                   990                  1,093
     Amortization of debt issue costs                                                                  199                    200
     Depreciation                                                                                    4,597                  6,135
     Cumulative effect of an accounting change                                                           0                 (1,886)
     Change in assets and liabilities:
       Accounts receivable                                                                         (17,442)               (14,215)
       Inventories                                                                                 (55,722)               (63,061)
       Income taxes payable                                                                           (918)                    17
       Accounts payable and accrued expenses                                                        (7,011)                  (429)
       Due to Pro-Fac                                                                                5,347                  1,837
       Other assets and liabilities                                                                 (2,455)                (2,065)
                                                                                                  --------               ---------
Net cash used in operating activities                                                              (70,998)               (70,885)
                                                                                                  --------               --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                       (3,231)                (7,105)
   Proceeds from disposals                                                                             375                    293
   Proceeds from investment in CoBank                                                                  316                      0
                                                                                                  --------               --------
Net cash used in investing activities                                                               (2,540)                (6,812)
                                                                                                  --------               --------

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                                        64,000                 63,000
   Proceeds from issuance of long-term debt                                                          9,000                 18,000
   Proceeds from Great Lakes Kraut                                                                   3,000                      0
   Payments on long-term debt                                                                       (1,303)                (5,519)
   Capital contribution by Pro-Fac                                                                       0                     25
                                                                                                  --------               --------
Net cash provided by financing activities                                                           74,697                 75,506
                                                                                                  --------               --------
Net change in cash and cash equivalents                                                              1,159                 (2,191)
Cash and cash equivalents at beginning of period                                                     2,836                  8,873
                                                                                                  --------               --------
Cash and cash equivalents at end of period                                                        $  3,995               $  6,682
                                                                                                  ========               ========

Supplemental Disclosure of Cash Flow Information:
   Investment in Great Lakes Kraut Company
     Inventories                                                                                  $  2,175
     Prepaid expenses and other current assets                                                         409
     Property plant & equipment, net                                                                 6,966
     Other accrued expenses                                                                            (62)
                                                                                                  --------
                                                                                                  $  9,488
                                                                                                  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. Agrilink Foods, Inc. ("Agrilink" or the "Company") is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 28, 1997.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. The favorable cumulative effect of the change (net of the estimated Pro-Fac share of $2.6 million and income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

NOTE 2.       AGREEMENTS WITH PRO-FAC

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Agreement.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company.
Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Indenture related to the Company's Senior Subordinated Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink.

Amounts received by Pro-Fac from Agrilink for the quarters ended September 27, 1997 and September 28, 1996 include: commercial market value of crops delivered, $40.6 and $34.3 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $2.6 million and $2.4 million, respectively.

NOTE 3.       OTHER MATTERS

Name Change: On September 18, 1997, the Company changed its name to Agrilink Foods, Inc. The Company was formerly known as Curtice-Burns Foods, Inc.

The three recently consolidated business units, Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods, are now called Curtice Burns Foods.

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin, contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company, with ownership split between the two companies. Management believes the alliance will positively impact earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the first quarter of fiscal 1998 compared to the prior year.

Agrilink has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Foods group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables, and popcorn. The Nalley business unit produces canned meat products such as chilies and stews, pickles, salad dressings, peanut butter, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the Company's results of operations by business unit for the quarters ended September 27, 1997 and September 28, 1996, and the Company's total assets by business unit as of September 27, 1997 and September 28, 1996.

Net Sales
(Dollars in Millions)
                                                                              Quarter Ended
                                                                 September 27,            September 28,
                                                                     1997                      1996
                                                                           % of                      % of
                                                               $          Total            $         Total
                                                             -----        ------         ------      -----

         CBF                                                 $112.2         63.6%        $ 99.2          57.0%
         Nalley Fine Foods                                     46.9         26.6           44.2          25.4
         Snack Foods Group                                     17.3         9.8            17.2           9.9
                                                             ------       -----          ------         -----
           Subtotal ongoing operations                        176.4       100.0           160.6          92.3
         Businesses sold1                                       0.0         0.0            13.4           7.7
                                                             ------       -----          ------         -----
           Total                                             $176.4       100.0%         $174.0         100.0%
                                                             ======       =====          ======         =====

1   Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income
(Dollars in Millions)
                                                                            Quarter Ended
                                                                 September 27,            September 28,
                                                                     1997                      19961
                                                                          % of                      % of
                                                                $         Total            $         Total
                                                             ---------   -------        -----       ------

         CBF                                                 $ 9.0        69.8%         $ 6.4        72.7%
         Nalley Fine Foods                                     3.7        28.7            2.1        23.9
         Snack Foods Group                                     2.1        16.2            1.5        17.0
         Corporate                                            (1.9)      (14.7)          (1.7)      (19.3)
                                                             -----       -----          -----       -----
           Subtotal ongoing operations                        12.9       100.0            8.3        94.3
         Businesses sold2                                      0.0         0.0            0.5         5.7
                                                             -----       -----          -----       -----
           Total                                             $12.9       100.0%         $ 8.8       100.0%
                                                             =====       =====          =====       =====

1   Excludes  cumulative  effect of an  accounting  change for the  quarter  ended  September  28,  1996.  See NOTE 1 - "Summary  of
    Accounting Policies - Change in Accounting Principle."

2   Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

EBITDA1
(Dollars in Millions)

                                                                                 Quarter Ended
                                                                 September 27,                  September 28,
                                                                     1997                          19962
                                                                              % of                     % of
                                                                  $          Total           $         Total
                                                             -----------    --------       -------     -----

         CBF                                                 $12.7            69.0%         $10.6       66.3%
         Nalley Fine Foods                                     5.1            27.7            3.6       22.5
         Snack Foods Group                                     2.6            14.1            2.0       12.5
         Corporate                                            (2.0)          (10.8)          (1.7)     (10.7)
                                                             -----           -----          -----      -----
           Subtotal ongoing operations                        18.4           100.0           14.5       90.6
         Businesses sold(3)                                    0.0             0.0            1.5        9.4
                                                             -----           -----          -----      -----
           Total                                             $18.4           100.0%         $16.0      100.0%
                                                             =====           =====          =====      =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles. The EBITDA calculation begins with pretax income/(loss) before dividing with Pro-Fac and before cumulative effect of an accounting change and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles.

2 The above information excludes the cumulative effect of an accounting change for the quarter ended September 28, 1996. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

3 Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Total Assets
(Dollars in Millions)

                                                                             Quarter Ended
                                                               September 27,               September 28,
                                                                    1997                        19961
                                                                           % of                        % of
                                                                $          Total            $          Total
                                                             ------        -----          ------       -----

         CBF                                                 $377.3         62.4%         $389.4        55.1%
         Nalley Fine Foods                                    155.8         25.8           154.7        21.9
         Snack Foods Group                                     26.5          4.4            27.6         3.9
         Corporate                                             45.4          7.4            61.7         8.8
                                                             ------        -----          ------       -----
           Subtotal ongoing operations                        605.0        100.0           633.4        89.7
         Businesses sold                                        0.0          0.0            72.8        10.3
                                                             ------        -----          ------       -----
           Total                                             $605.0        100.0%         $706.2       100.0%
                                                             ======        =====          ======       =====

1   Includes the assets of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

       CHANGES FROM FIRST QUARTER FISCAL 1997 TO FIRST QUARTER FISCAL 1998

Net Sales: Net sales from ongoing operations increased in the first quarter compared to the prior year by $15.8 million or 10 percent. This significant increase reflects improvements at all three of the Company's business units.

The most significant increases were noted in the vegetable and aseptic categories. Net sales for the CBF aseptic category increased $9.2 million, while the continuing vegetable business increased $4.6 million. The increase in aseptic sales results from new business, while the increase in the vegetable business is attributable to changes in product mix resulting in improvements in volume/pricing.

The pickle and dressing categories at Nalley also increased $ 2.1 million and $1.3 million, respectively due to increased volume.

Small gains were noted in the Snack Foods Group.

Gross Profit: Gross profit of $45.6 million in the quarter ended September 27, 1997 increased $4.0 million or 9.5 percent from the quarter ended September 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $6.3 million. This increase results primarily from increased sales as highlighted above.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased approximately $0.1 million as compared with the prior year. During the first quarter of fiscal 1998, the Company favorably settled an outstanding tax claim with the state of Washington ($1.4 million). This settlement was, however, offset by increased costs due to competitive promotional spending/selling expenses (approximately $0.3 million) and the cost for employee incentive plans ($0.9 million).

Interest Expense: Interest expense for the quarter ended September 27, 1997 decreased $1.7 million or 19 percent. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. These activities included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of interest of $1.6 million, while changes in rates accounted for a decrease of $0.1 million.

Provision for Taxes: The provision for taxes in the quarter ended September 27, 1997 of $1.2 million increased from $0.1 million in the quarter ended September 28, 1996 due to improvements in earnings. The Company's effective tax rate is negatively impacted by the non-deductibility of goodwill.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Cash Flows" for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Net cash used in operating activities varied slightly from year to year. Offsetting items included the reduction in inventories attributed to the sale of the canned vegetable business in the fourth quarter of fiscal 1997 and the timing of crops received in the current year. Crops in the current year have been available for harvest earlier than in the prior year.

Net cash used in investing activities improved in the first quarter of fiscal 1998 primarily due to the timing of capital expenditures. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities decreased from the prior year due to activity relating to the Pro-Fac borrowing arrangement and the receipt of proceeds from Great Lakes Kraut Company.

Borrowings: Under the Company's Credit Agreement, as amended, Agrilink is able to borrow up to $66.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total available line or (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of September 27, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $64.0 million and (ii) additional availability under the Seasonal Facility, was $2.0 million. In addition to its seasonal financing, as of September 27, 1997, the Company had $26.6 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 27, 1997, the Company is in compliance with all such covenants, restrictions and limitations.

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

The effect of the 1997 growing season on fiscal 1998 financial results cannot be estimated until late 1997 or early calendar 1998 when harvesting is complete and when local and national supplies can be determined.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit Number                  Description

            Exhibit 3.3          Certificate of Incorporation of Agrilink Foods

            Exhibit 27           Financial Data Schedule

     (b) The following report on Form 8-K was filed during the period to which this report relates:

                       Date                                    Item

                September 23, 1997                     Item 5 - Other Events

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AGRILINK FOODS, INC.



Date:    November 6, 1997       By:/s/     Earl L. Powers
-------------------------------    ----------------------------------
                                           EARL L. POWERS
                                       VICE PRESIDENT FINANCE AND
                                         CHIEF FINANCIAL OFFICER
                                    (Principle Financial Officer and
                                       Principle Accounting Officer)