Form 10-K/A
period 1997-06-28
CURTICE BURNS FOODS INC
filed 1997-12-18
CIK 26285

Page 1 of 50 Pages


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  Form 10-K/A-1



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

                       FORM 10-K/A-1 ANNUAL REPORT - 1997
                              AGRILINK FOODS, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                         PAGE

ITEM  1.   Description of Business
               General Development of Business......................................................................      3
               Narrative Description of Business ...................................................................      3
               Financial Information About Industry Segments........................................................      5
               Packaging and Distribution...........................................................................      5
               Trademarks...........................................................................................      5
               Raw Material Sources.................................................................................      6
               Environmental Matters................................................................................      6
               Seasonality of Business..............................................................................      7
               Practices Concerning Working Capital.................................................................      7
               Significant Customers................................................................................      7
               Backlog of Orders....................................................................................      7
               Business Subject to Government Contracts.............................................................      7
               Competitive Conditions...............................................................................      7
               New Products and Research and Development............................................................      8
               Employees............................................................................................      8
               Cautionary Statement on Forward-Looking Statements...................................................      8
ITEM  2.   Description of Properties................................................................................      9
ITEM  3.   Legal Proceedings........................................................................................     10
ITEM  4.   Submission of Matters to a Vote of Security Holders......................................................     10

                                  PART II


ITEM  5.   Market for Registrant's Common Stock and Related Security Holder Matters.................................     11
ITEM  6.   Selected Financial Data..................................................................................     11
ITEM  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................     12
ITEM  8.   Financial Statements and Supplementary Data..............................................................     19
ITEM  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     38


                                 PART III


ITEM 10.   Directors and Executive Officers of the Registrant.......................................................     39
ITEM 11.   Executive Compensation...................................................................................     42
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management...........................................     44
ITEM 13.   Certain Relationships and Related Transactions...........................................................     44


                                     PART IV


ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     46

           Signatures...............................................................................................     49


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS


On September 18, 1997, Curtice-Burns Foods, Inc. changed its name to Agrilink Foods, Inc. The three recently consolidated business units of Agrilink, Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods, are now called Curtice Burns Foods ("CBF").

Agrilink Foods, Inc. (the "Company" or "Agrilink") is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods.

On November 3, 1994, Pro-Fac Cooperative, Inc. ("Pro-Fac") acquired Agrilink (the "Acquisition"), and Agrilink became a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes. As a result of the indebtedness incurred in connection with the Acquisition, Agrilink has higher interest expenses than prior to the Acquisition.

Upon consummation of the Acquisition, Pro-Fac and Agrilink entered into the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement"). The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink, for Agrilink to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink. Pro-Fac is required to reinvest at least 70 percent of the additional patronage income from Agrilink back into Agrilink. To preserve the independence of Agrilink, the Pro-Fac Marketing Agreement also requires that certain of the directors of Agrilink be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

In January of 1995, the Boards of Directors of Agrilink and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change was June 25, 1995. As a cooperative, patronage income is deductible to the extent distributed to its members. Accordingly, taxation on patronage income is only imposed at the patron level.

Under the Pro-Fac Marketing Agreement, Agrilink manages the business and affairs of Pro-Fac and provides all personnel and administrative support required. Pro-Fac pays Agrilink a quarterly fee of $25,000 for these services. See "Certain Transactions."


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


Curtice Burns Foods ("CBF"): On September 18, 1997, the Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods
business units were consolidated and are now called Curtice Burns Foods, headquartered in Rochester, New York. The consolidated entity represents the largest business unit of Agrilink. This business unit produces products in several food categories, including fruit fillings and toppings;
aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Silver Floss," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and "Wilderness." In fiscal 1997, approximately 36 percent of net sales for these businesses represented branded products, approximately 25 percent represented private label products and approximately 39 percent represented foodservice/industrial products.


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


This Agrilink' business unit is also one of the nation's leading suppliers in the production and sale of frozen, Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes that include summer squash casserole, Southern-style creamed corn, and Southern-style black-eyed peas in a savory sauce.


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


During fiscal 1997, Agrilink sold its private label canned vegetable operation to Seneca Foods, along with its Blue Boy brand. Included in this sale were the Leicester, New York manufacturing facility and LeRoy, New York distribution warehouse. The disposal did not include the Greenwood and Silver Floss labels, or sauerkraut, glass beets, or frozen vegetable businesses. This transaction also included an agreement requiring Agrilink to handle all vegetable sourcing for Seneca Foods at its New York plants.

On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage this facility and all frozen food transportation operations of Agrilink in Georgia and New York.


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

In line with the growing trend toward private label, Nalley has been aggressively pursuing this growing business segment. Specifically, Nalley is executing its store label strategy on specialty products, such as chili and salsa, salad dressings and canned soups. The private label customer base continues to expand on a national basis and includes Winn-Dixie in the

Southeast, Wegmans in Upstate New York,Topco in the Midwest, and Ralph's, Safeway, QFC, Albertsons and Western Family on the West Coast. Specialty businesses, such as International, continue to grow in both branded and private label products.


In April 1997, the Company acquired certain businesses from Nalley Canada Ltd., a privately held, independent snack food company and former subsidiary of Agrilink. The acquired Canadian operations include a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada.

Snack Foods Group: During fiscal 1997, two of the Agrilink' snack businesses, Snyder of Berlin and Husman Snack Foods, were united under one management group. The two entities combined resources to obtain the most cost efficient operations. Tim's Cascade Potato Chips represents the Company's other snack food operation. A brief description of each follows:



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

                           PACKAGING AND DISTRIBUTION


The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of the CBF business unit are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest.


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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS


From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 12 to 19 and other statements made in this Form 10-K/A-1 and in other filings with the SEC.


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

ITEM 2.       DESCRIPTION OF PROPERTIES


All plants, warehouses, office space and other facilities used by Agrilink in its business are either owned by Agrilink or one of its subsidiaries or leased from third parties. All of the properties owned by Agrilink are subject to mortgages in favor of the Bank. In general, each business unit occupies offices, processing plants and warehouse space. Some business units have processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and warehouse locations dispersed to facilitate the distribution of finished products. Agrilink believes that its facilities are in good condition and suitable for the operations of the Company.


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

CURTICE BURNS FOODS:

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


   Headquarters office1 (Includes office space for CBF

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


ITEM 6. SELECTED FINANCIAL DATA



Agrilink Foods, Inc.



FIVE YEAR SELECTED FINANCIAL DATA


(Dollars in Thousands)

                                                                                         Fiscal Year Ended June
                                                                       1997         1996         1995*        1994          1993
                                                                   ------------ ------------ ------------ ------------  --------


Summary of Operations:
   Net sales                                                        $730,823     $739,094      $748,525     $ 829,116     $ 878,627
   Cost of sales                                                     539,081      562,926       530,139       592,621       632,663
                                                                    --------     --------      --------     ---------     ---------
   Gross profit                                                      191,742      176,168       218,386       236,495       245,964
   Selling, administrative, and general expenses                    (145,392)    (156,067)     (159,937)     (186,934)     (207,119)
   Gain on sale of Finger Lakes Packaging                              3,565            0             0             0             0
   Restructuring (including gains from disposal)                           0       (5,871)       (8,415)        7,768       (61,037)
   Change in control expenses                                              0            0        (2,150)       (3,500)            0
   Gain on assets net of additional costs incurred as a
     result of a fire                                                      0            0         4,154             0             0
                                                                    --------     ---------     --------     ---------     ---------
   Operating income/(loss) before dividing with Pro-Fac               49,915       14,230        52,038        53,829       (22,192)
   Interest expense                                                  (35,030)     (41,998)      (32,414)      (18,205)      (19,550)
                                                                    --------     --------      --------     ---------     ---------
   Pretax income/(loss) before dividing with Pro-Fac and before
     cumulative effect of an accounting change                        14,885      (27,768)       19,624        35,624       (41,742)
   Pro-Fac share of (income)/loss before cumulative effect of
     an accounting change                                             (7,442)       9,037        (9,616)      (16,849)       21,800
                                                                    --------     --------      --------     ---------     ---------
   Income/(loss) before taxes and cumulative effect of
     an accounting change                                              7,443      (18,731)       10,008        18,775       (19,942)
   Tax (provision)/benefit                                            (3,668)       6,853        (6,026)       (8,665)       (3,895)
                                                                    --------     --------      --------     ---------     ---------
   Income/(loss) before cumulative effect of an accounting change      3,775      (11,878)        3,982        10,110       (23,837)
   Cumulative effect of an accounting change before
     dividing with Pro-Fac                                             4,606            0             0             0             0
   Pro-Fac share of an accounting change                              (2,859)           0             0             0             0
                                                                    --------     --------      --------     ---------     ---------
   Net income/(loss)                                                $  5,522     $(11,878)     $  3,982     $  10,110     $ (23,837)
                                                                    ========     ========      ========     =========     =========

Balance Sheet Data:
   Working capital                                                 $  84,060     $107,875      $144,171     $ 104,049     $ 100,422
   Ratio of current assets to current liabilities                      1.8:1        2.0:1         2.3:1         1.7:1         1.6:1
   Total assets                                                     $542,561     $634,250      $672,284     $ 446,938     $ 493,729
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                               $222,829     $309,683      $343,665     $  79,061     $  85,037
   Long-term obligations under capital leases (excludes
     current portion)                                            $       817        1,125      $  1,620     $ 124,973     $ 154,102

Other Statistics:
     Average number of employees:
     Regular                                                           3,507        3,886         3,838         5,169         5,325
     Seasonal                                                          1,068        1,478         1,540         1,596         1,347

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


The following tables illustrate the Company's results of operations by business unit for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995, and the Company's total assets by business as at June 28, 1997 and June 29, 1996.

Net Sales
(Dollars in Millions)
                                                                            Fiscal Years Ended
                                                      6/28/97                      6/29/96                         6/24/95
                                                              % of                           % of                          % of
                                                 $            Total             $            Total             $           Total
                                               -----          -----           -----          -----          -------        -----

CBF                                            440.2           60.2           431.2           58.4          419.5           56.0
Nalley Fine Foods                              182.4           25.0           189.2           25.6          181.2           24.2
Snack Foods Group                               67.3            9.2            63.7            8.6           60.5            8.1
                                               -----          -----           -----          -----          -----          -----
     Subtotal ongoing operations               689.9           94.4           684.1           92.6          661.2           88.3
Businesses sold or to be sold1                  40.9            5.6            55.0            7.4           87.3           11.7
                                               -----          -----           -----          -----          -----          -----

     Total                                     730.8          100.0           739.1          100.0          748.5          100.0
                                               =====          =====           =====          =====          =====          =====

1 Includes the sales of Finger Lakes Packaging, the portion of the canned vegetable business sold, Nalley Canada Ltd., and Nalley US chips and Snacks business. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                                                     Fiscal Years Ended
                                                                   6/28/97                  6/29/96                   6/24/95
                                                                         % of                       % of                      % of
                                                              $          Total          $           Total          $          Total
                                                            -----        -----        -----         -----        -----        -----

CBF                                                          40.5         81.1         26.5        186.6          42.2         81.2
Nalley Fine Foods                                            10.8         21.7         (2.9)        (20.4)        18.7         35.9
Snack Foods Group                                             5.9         11.8          4.1          28.9          3.6          6.9
Corporate overhead                                          (10.5)       (21.0)        (6.8)        (47.9)       (10.3)       (19.8)
                                                            -----        -----        -----         -----        -----        -----
   Subtotal ongoing operations                               46.7         93.6         20.9         147.2         54.2        104.2
Businesses sold or to be sold and other non-recurring2        3.2          6.4         (6.7)        (47.2)        (2.2)        (4.2)
                                                            -----        -----        ------        -----        -----        -----

     Total                                                   49.9        100.0         14.2         100.0         52.0        100.0
                                                            =====        =====        =====         =====        =====        =====

1 Excludes cumulative effect of an accounting change. See NOTE 1 to the "Notes to Consolidated Financial Statements."

2 In fiscal 1997, such amount includes the operating earnings and gain on the sale of Finger Lakes Packaging, operating activities of the canned vegetable business, final settlement of an insurance claim, and a loss on the disposal of property held for sale.

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

   See NOTE 3 to the "Notes to Consolidated Financial Statements."

EBITDA1,2
(Dollars in Millions)
                                                                                      Fiscal Years Ended
                                                                        6/28/97             6/29/96             6/24/95
                                                                             % of                 % of                  % of
                                                                    $        Total        $       Total        $        Total
                                                                  -----      -----      -----     -----      -----      -----


         CBF                                                       57.1       74.4      44.4      101.6       55.0       72.7
         Nalley Fine Foods                                         16.2       21.1       2.3        5.3       22.9       30.3
         Snack Foods Group                                          7.6        9.9       6.0       13.7        5.4        7.1
         Corporate                                                (10.1)     (13.1)     (6.9)     (15.8)     (10.6)     (13.9)
                                                                  -----      -----      ----      -----      -----      -----
           Subtotal ongoing operations                             70.8       92.3      45.8      104.8       72.7       96.2
         Businesses sold or to be sold and other non recurring3     5.9        7.7      (2.1)      (4.8)       2.9        3.8
                                                                  -----      -----      ----      -----      -----      -----

           Total                                                   76.7      100.0      43.7      100.0       75.6      100.0
                                                                  =====      =====      ====      =====      =====      =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") begins with the pretax income of Agrilink before dividing with Pro-Fac and before cumulative effect of an accounting change, and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles.

   In conjunction with the acquisition of Agrilink by Pro-Fac in 1994, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased significantly, making year-to-year comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be measured in a consistent manner.

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

   See NOTE 3 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)
                                                             6/28/97                          6/29/96
                                                                       % of                               % of
                                                       $               Total               $              Total
                                                     -----             -----             -----            -----


                  CBF                                329.0              60.6             339.5             53.5
                  Nalley Fine Foods                  144.4              26.6             134.1             21.1
                  Snack Foods Group                   26.7               4.9              27.8              4.4
                  Corporate                           42.5               7.9              71.6             11.3
                                                     -----             -----             -----            -----

                      Subtotal ongoing operations    542.6             100.0             573.0             90.3
                  Businesses sold or to be sold2       0.0               0.0              61.3              9.7
                                                     -----             -----             -----            -----
                      Total                          542.6             100.0             634.3            100.0
                                                     =====             =====             =====            =====

1  Includes Finger Lakes Packaging and the portion of the canned  vegetable  business sold to Seneca Foods. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1996 TO FISCAL 1997


Net income for fiscal 1997 of $5.5 million represented a $17.4 million increase over the prior year's loss of $11.9 million. Total EBITDA before cumulative effect of an accounting change was $76.7 million for the year ended June 28, 1997 versus $43.7 million in the prior year. EBITDA for ongoing business reached $70.8 million versus the prior year's $45.8 million. This significant improvement reflected the benefits from numerous initiatives including: (1) a reduction in debt by $86.8 million which included the sales of Finger Lakes Packaging, the canned vegetable business, the Georgia Distribution facility, idle manufacturing facilities, and efforts to improve cash flow through better management of working capital requirements (see NOTE 5 to the "Notes to
Consolidated Financial Statements"); (2) the implementation of structural changes within the organization, including the consolidation of the operations of Brooks Foods and Southern Frozen Foods into CBF; and (3) the consolidation of support services such as human resources and agricultural services.. The reduction in interest expense as a result of the debt reduction initiatives improved net income by $5.5 million and consolidation efforts accounted for approximately $2.0 million of the $6.5 million reduction in selling, administrative, and general expenses.


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


Net Sales: Total net sales in fiscal 1997 decreased $8.3 million or 1.1 percent compared to the prior year period. While total net sales declined $8.3 million from $739.1 million in fiscal 1996 to $730.8 million in fiscal 1997, net sales from ongoing operations increased $5.8 million. This increase is primarily attributable to increased volume and improved pricing at both CBF and the Snack Foods Group.

The vegetable and fruit categories at CBF have experienced improved pricing due to overall demand and increasing sales to new customers. See further discussion in "Short- and Long-Term Trends.

Increases at the Snack Foods Group are attributable to successful sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996. Net sales within the Snack Foods Group increased $3.6 million, of which $0.9 million was attributable to the acquisition of Matthew's and $2.7 million was attributable to continuing business. Management believes the acquisition of Matthew's broadened its line of products and, therefore, enhanced its earnings capability. However, due to the competitive nature of the snack food industry, management is unable to assess whether such increases within the Snack Foods Group will continue to be realized.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. This increase is attributable to improved margins in all business units. The increase in gross profit was benefited by improved/increased pricing at the CBF business unit. As highlighted under "Short - and Long-Term Trends," the vegetable and fruit portions of the Company's business can be positively or negatively impacted by the national crop yields. The status of the national supply situation controls pricing. During fiscal 1997, crop yields of commodities in markets in which the Company operates were below that of the prior year and, therefore, pricing levels within the commodities markets in which the Company competes were raised. The increase in pricing favorably impacted gross profit by $9.5 million. Nalley, which in the prior year experienced extremely high start-up costs on the new salad dressing line, has managed through those issues and has significantly improved margins. Operating improvements made at Nalley, primarily the elimination of start-up costs on the new salad dressing line, reductions in manufacturing variances, and reductions in promotional expenses improved gross profit by $4.0 million. Increased sales from the Snack Foods Group also improved profitability. The increase in sales within the Snack Foods Group contributed an increase to gross profit of $1.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $10.7 million as compared with the prior year. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to the Company's incentive program. Payments under the incentive programs in fiscal 1997 are attributable to the significantly improved earnings. The net decrease is, however, attributed to a $5.8 million decrease in selling ($1.7 million), advertising ($1.0 million), and trade promotions expenses ($3.1 million) resulted from decreased spending at Nalley's. While the Company is unable to determine the effect these reductions may have on sales, management believes that its current marketing/promotional strategies will not have a negative effect on future earnings. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CBF and the sale of Finger Lakes Packaging.


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


Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Company's historic financial statements.


                     CHANGES FROM FISCAL 1995 TO FISCAL 1996


The net loss for fiscal 1996 of $11.9 million represented a decrease of $15.9 million over the prior year. EBITDA from ongoing businesses declined $26.9 million from $72.7 million in the prior year to $45.8 million in fiscal 1996. (A detailed discussion of how the EBITDA calculation is computed and the significance of EBITDA appears at Footnote 1 of the EBITDA table on page 13).

Gross profit for fiscal 1996 declined $42.2 million. The Company's performance was negatively impacted by a reduction in gross profit from the vegetable operations of $22.9 million. In addition, gross profit at Nalley decreased by $13.5 million.


During fiscal 1996, the level of the supply of vegetables resulted in depressed vegetable pricing for the Company and much of the industry as well. The Company experienced a decrease in its pricing consistent with that of the industry. As a result of this decrease in pricing, the Company's vegetable category, which includes significant segments of CBF, experienced a reduction in gross profit of approximately $22.9 million.

Issues impacting Nalley included the costly start-up of the dressing plant, other manufacturing variances and increased promotion expenses. Nalley earnings were $29.6 million lower than the prior year. Several steps were taken to address these problems, including senior management changes at the business unit. A major inventory reduction program across all divisions was implemented in fiscal 1996. Long-term debt was reduced $37.5 million in fiscal 1996 due to the cash flow generated from these programs and from additional payments to the Company by Pro-Fac. (See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements.")

During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. The overall objectives of the plan were to reduce expense, improve productivity, and streamline operations. Efforts focused on the consolidation of operations and the elimination of approximately 900 positions. Reductions in personnel included operational and administrative positions. The total fiscal 1996 restructuring charge amounted to $5.9 million, which included a fourth quarter charge of approximately $4.0 million, primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting which was incurred throughout the year. The consolidation of operations being referred to above include the recent consolidation of the Company's Brooks Foods and Southern Frozen Foods business units into the operations of the Company's Comstock Michigan Fruit business unit. The consolidated business unit is now called CBF. As a result of the consolidation, positions were eliminated at both the Brooks Foods and Southern Frozen Foods business units. In addition, positions were also eliminated at Comstock Michigan Fruit and at Nalley. All employees at these locations were notified of the Company's plans during the fourth quarter of fiscal 1996. Management estimates that the reduction in costs from its restructuring initiatives amounts to approximately $2.1 million on an annual basis.

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

Net sales were benefited by volume gains in fruits and fillings and vegetables. However, such volume increases were offset by selling price decreases within those categories. The net impact of volume and pricing changes in fruits and fillings and vegetables were approximately $9.4 million and $11.7 million, respectively. Net sales reductions were realized in the aseptic and chip dip categories of $8.0 million and $3.8 million, respectively. Gross Profit: Gross profit of $176.2 million in fiscal 1996 decreased $42.2 million or 19.3 percent from $218.4 million in fiscal 1995. Of this net decrease, a $14.0 million reduction was attributable to businesses sold or to be sold. The remaining decrease of $28.2 million from ongoing operations was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the Acquisition.

Reductions at the Company's CBF operations primarily relates to depressed vegetable pricing.


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


Gain on Assets Resulting From Fire Claim: The gain on assets resulting from the fire claim recorded in fiscal 1995 amounted to $4.1 million. This amount represented the replacement value in excess of the depreciated book value of the building and equipment destroyed on July 7, 1994 at CBF. This amount is net of additional costs incurred.


Selling, Administrative and General Expenses: Selling, administrative and general expenses in fiscal 1996 of $156.1 million decreased $3.8 million or 2.4 percent from $159.9 million in fiscal 1995. This net decrease of $3.8 million includes:

(In Millions)

                                                                         Businesses
                                                              Sold or
                                                             to be Sold    Ongoing     Total

Change in trade promotions, advertising and selling costs      $(8.3)        $0.7      $(7.6)
Change in other administrative expenses                          2.5          1.3        3.8
                                                               -----         ----      -----
                                                               $(5.8)        $2.0      $(3.8)
                                                               =====         ====      =====


The $0.7 million increase in trade promotions, advertising and selling costs at the Company's ongoing operations is the net from increased costs at Nalley of $3.7 million (primarily in the canned and dressing product lines), increased costs of $1.0 million at the Snack Group offset by decreases at CBF of $4.0 million (primarily in the filling and topping product lines).


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


Borrowings: Under the New Credit Agreement, as amended, Agrilink is able to borrow up to $66.0 million for working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and
(ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory. On June 28, 1997, Pro-Fac established a seasonal line of credit with the Bank. In doing so, the Bank limited the Company's availability under the Seasonal Facility to $66.0 million less outstanding borrowings of Pro-Fac. Pro-Fac's outstanding borrowings under their seasonal line were $7.0 million at June 28, 1997.


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


The New Credit Agreement and Indenture requires that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 28, 1997, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.


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


The vegetable and fruit portions of the business, which includes CBF, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The effect of the 1996 growing season on fiscal 1997 financial results has been a minor improvement from the prior year.


Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:


Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. There were no noncash write-offs included in the fiscal 1996 restructuring charge. The cost of the strategic consulting activities was liquidated through payment in fiscal 1996. The $4.0 million reserve for employee terminations is being liquidated in accordance with severance agreements reached with such employees. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. It is anticipated that the remaining reserve will be liquidated during the first quarter of fiscal 1998.


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

Product Recall: In February 1997, the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. The total estimated cost of the product recall is $0.5 million. This amount was recognized as an expense in fiscal 1997. As of June 1997, approximately $0.4 million of such amount had been liquidated. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under the Company's insurance policies.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                                  Page



Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................     20
   Reports of Independent Accountants....................................................................................     21

Consolidated Financial Statements:
   Consolidated Statement of Operations and Accumulated  Earnings/(Deficit) for the years ended

   June 28, 1997, June 29, 1996, and June 24, 1995.......................................................................     23
   Consolidated Balance Sheet at June 28, 1997 and June 29, 1996.........................................................     24
   Consolidated Statement of Cash Flows for the years ended June 28, 1997, June 29, 1996, and June 24, 1995..............     25
   Notes to Consolidated Financial Statements............................................................................     27


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

August 1, 1997

                        Report of Independent Accountants



To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated statements of operations and accumulated earnings/(deficit) and of cash flows listed under Item 8 of this Form 10-K/A-1 present fairly, in all material respects, the results of Agrilink Foods, Inc. and its subsidiaries ("Predecessor Company") operations and cash flows for the period from June 26, 1994 to November 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


As discussed in Note 2 to the financial statements, as of November 3, 1994, the Predecessor Company became a wholly owned subsidiary of Pro-Fac Cooperative, Inc. In conjunction with this change in ownership, identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.


Our audit of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K/A-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from June 26, 1994 to November 3, 1994 when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

Rochester, New York
August 1, 1997

                        Report of Independent Accountants


To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated earnings/(deficit) and of cash flows listed under Item 8 of this Form 10-K/A-1 present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries ("Successor Company") at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the two fiscal years ended June 28, 1997 and June 29, 1996 and the period November 4, 1994 to June 24, 1995, in conformity with generally accepted accounting principles. These
financial   statements  are  the  responsibility  of  the  Successor   Company's
management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


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


Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K/A-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 28, 1997 and June 29, 1996 and the period November 4, 1994 to June 24, 1995 when read in conjunction with the consolidated financial statements.





PRICE WATERHOUSE LLP

Rochester, New York
August 1, 1997

                              FINANCIAL STATEMENTS


Agrilink Foods, Inc.

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

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)


                                     ASSETS

                                                                                                          6/28/97        6/29/96


   Current assets:
     Cash and cash equivalents                                                                          $  2,836        $  8,873
     Accounts receivable trade, less allowances for bad debts of  $970
       and $836, respectively                                                                             48,661          47,259
     Accounts receivable, other                                                                            2,813           8,959
     Current deferred tax asset                                                                            8,198          11,724
     Inventories -
       Finished goods                                                                                     87,904          97,018
       Raw materials and supplies                                                                         27,001          33,556
                                                                                                        --------        --------
         Total inventories                                                                               114,905         130,574
                                                                                                        --------        --------
     Prepaid manufacturing expense                                                                         8,265          11,339
     Prepaid expenses and other current assets                                                             6,323           1,066
     Current investment in Bank                                                                              946               0
                                                                                                        --------        --------
         Total current assets                                                                            192,947         219,794
   Investment in Bank                                                                                     24,321          24,439
   Property, plant, and equipment, net                                                                   217,923         268,389
   Assets held for sale                                                                                    3,259           5,368
   Goodwill and other intangible assets less accumulated amortization of
     $10,053 and $5,961, respectively                                                                     96,429         103,760
   Other assets                                                                                            7,682          12,500
                                                                                                        --------        --------
         Total assets                                                                                   $542,561        $634,250
                                                                                                        ========        ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                                         6/28/97        6/29/96
Current liabilities
   Current portion of obligations under capital leases                                                  $    558        $    547
   Current portion of long-term debt                                                                       8,075           8,075
   Accounts payable                                                                                       49,231          54,661
   Income taxes payable                                                                                    5,152           3,836
   Due to Pro-Fac                                                                                          4,312           2,215
   Accrued interest                                                                                        8,540           9,447
   Accrued employee compensation                                                                          11,063           8,368
   Other accrued expenses                                                                                 21,956          24,770
                                                                                                        --------        --------
         Total current liabilities                                                                       108,887         111,919
Long-term debt                                                                                            62,829         149,683
Senior subordinated notes                                                                                160,000         160,000
Obligations under capital leases                                                                             817           1,125
Deferred income tax liabilities                                                                           40,902          51,572
Other non-current liabilities                                                                             22,687          20,746
                                                                                                        --------        --------
         Total liabilities                                                                               396,122         495,045
                                                                                                        --------        --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                                   0               0
   Additional paid-in capital                                                                            158,317         151,083
   Accumulated deficit                                                                                   (11,878)        (11,878)
                                                                                                        --------        --------
         Total shareholder's equity                                                                      146,439         139,205
                                                                                                        --------        --------
         Total liabilities and shareholder's equity                                                     $542,561        $634,250
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

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
                                                                                                                   Fiscal 1995
                                                                                                              11/4/94 -    6/26/94 -
                                                                           Fiscal 1997     Fiscal 1996        6/24/95      11/3/94
                                                                            Successor       Successor        Successor   Predecessor

Cash Flows From Operating Activities:
   Net income/(loss)                                                       $  5,522        $(11,878)          $  2,264$  $  1,718
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
     Restructuring and disposals:
       Restructuring and net (gain)/loss from disposals                      (3,565)          5,871                  0      5,567
       Including net operating losses subsequent to decision to dispose           0               0                  0      2,848
     Gain on assets resulting from fire claim                                     0               0                  0     (6,469)
     Amortization of goodwill and other intangibles                           4,092           3,422              2,618        753
     Amortization of debt issue costs                                           800             800                600          0
     Depreciation                                                            22,680          26,081             13,864      6,228
     Cumulative effect of an accounting change                               (4,606)              0                  0          0
     Provision/(benefit) for deferred taxes                                   2,787          (6,853)             4,705     (4,205)
     Provision for losses on accounts receivable                                445             528                 91        292
     Equity in undistributed earnings of Bank                                (1,143)         (1,532)            (1,288)         0
     Change in assets and liabilities:

       Accounts receivable                                                   (1,856)         11,309             11,540    (12,722)
       Inventories                                                           (1,636)         33,347             67,022    (70,961)
       Income taxes payable/refundable                                          205           4,879             (1,043)     1,491
       Accounts payable and accrued expenses                                 (1,751)        (15,200)           (13,140)    (5,662)
       Payable to/receivable from Pro-Fac                                       466           2,754            (20,098)     9,650
       Other assets and liabilities                                             548          (1,514)            15,029     11,714
                                                                           --------        --------           --------   --------
Net cash provided by/(used in) operating activities                          22,988          52,014             82,164    (59,758)
                                                                           --------        --------           --------   --------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                               (16,876)        (18,038)           (26,891)    (5,689)
   Proceeds from disposals                                                   68,716           4,408                  0          0
   Proceeds from sales of idle facilities                                     4,465             597                  0          0
   Proceeds from investment in CoBank                                           315               0                  0          0
   Cash paid for acquisition                                                      0          (5,785)                 0          0
                                                                           --------        --------           --------   --------
Net cash provided by/(used in) investing activities                          56,620         (18,818)           (26,891)    (5,689)
                                                                           --------        --------           --------   --------
Cash Flows From Financing Activities:

   Receivable from/payable to Pro-Fac                                             0               0            (42,000)    42,000
   Proceeds from issuance of short-term debt                                      0               0                  0     30,000
   Proceeds from issuance of long-term debt                                  18,000           5,400            359,000     10,886
   Payments on short term debt                                                    0               0            (30,000)         0
   Payments on long-term debt including acquisition-related financing fees (104,854)        (43,056)          (178,015)      (350)
   Payments on capital leases                                                  (503)           (825)            (1,259)   (11,344)
   Stock activity relating to Predecessor's equity                                0               0                  0         52
   Amounts paid to shareholders for acquisition                                   0               0           (167,800)         0
   Capital contribution by Pro-Fac                                            7,234          10,000              3,888          0
   Cash dividends paid to Pro-Fac                                            (5,522)              0             (2,264)    (1,390)
                                                                           --------        --------           --------   --------
Net cash (used in)/provided by financing activities                         (85,645)        (28,481)           (58,450)    69,854
                                                                           --------        --------           --------   --------
Net change in cash and cash equivalents                                      (6,037)          4,715             (3,177)     4,407
Cash and cash equivalents at beginning of period                              8,873           4,158              7,335      2,928
                                                                           --------        --------           --------   --------
Cash and cash equivalents at end of period                                 $  2,836        $  8,873           $  4,158   $  7,335
                                                                           ========        ========           ========   ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                                  $ 35,587        $ 41,508           $ 17,531   $  6,967
                                                                           ========        ========           ========   ========
     Income taxes, net                                                     $    676        $   (703)          $  5,567   $  1,417
                                                                           ========        ========           ========   ========

     Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                        0       $   1,282           $      0   $      0
       Inventories                                                                0           3,902                  0          0
       Prepaid expenses and other current assets                                  0             270                  0          0
       Property, plant and equipment                                              0           6,044                  0          0
       Goodwill                                                                   0             493                  0          0
       Deferred tax asset                                                         0             264                  0          0
       Accounts payable                                                           0          (4,954)                 0          0
       Accrued expenses                                                           0            (418)                 0          0
       Other non-current liabilities                                              0          (1,098)                 0          0
                                                                           --------      ----------           $-------   --------
       Cash paid for acquisition                                           $      0       $   5,785           $      0   $      0
                                                                           ========       =========           ========   =========

Agrilink Foods, Inc.

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

     by Agrilink in fiscal 1997, the following non-cash transactions occurred:
       Notes forgiven                                                            $4,986           $  0      $      0         $0
                                                                                 ======           ====      ========         ==
   In conjunction with the purchase of Agrilink by Pro-Fac during fiscal 1995,

     the following non-cash transactions occurred:
       Transfer of Investment in CoBank from Pro-Fac                                  0              0        21,619         0
       Debt forgiven by Pro-Fac                                                       0              0       110,576         0
       Other assets contributed by Pro-Fac                                            0              0         5,000         0
                                                                                 ------           ----      --------        --
                                                                                 $    0           $  0      $137,195        $0
                                                                                 ======           ====      ========        ==
       Capital lease obligations incurred                                        $  206           $113      $  1,562        $0
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


Agrilink is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. The vegetable and fruit product lines account for approximately 70 percent of sales. The Company's products are primarily distributed in the United States.


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


Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Cooperative's historic financial statements.


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


Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet under the caption " Prepaid manufacturing expense." Such costs are applied to finished goods during the next production period and recognized as an element of costs of goods sold.


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


Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 27, 1997 and June 28, 1996 was $2.9 million and $3.0 million, respectively.


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


Following, in capsule form, is the consolidated, unaudited results of operations of Agrilink Foods for the fiscal year ended June 24, 1995, assuming the acquisition by Pro-Fac took place at the beginning of the fiscal year. The column headed "Actual" for June 24, 1995 is the total of Successor and Predecessor entities.


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


Nalley Canada Ltd.: On June 26, 1995, Agrilink sold Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group. The operations were sold for approximately $8.0 million. Approximately, $4.0 million was received in cash. The remainder of the proceeds were received through a series of long-term notes with maturities between 1998 and 2005. The notes beared interest at a rate of 12 1/4%.

In April 1997, the Company acquired certain businesses from Nalley Canada Ltd. The acquired operations include a $12.0 million consumer products business, which markets throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables (including interest earned) issued to the Company in connection with its sale of the stock of Nalley Canada Ltd. in 1995.


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


Georgia Frozen Distribution Center: On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage its facility and all frozen food transportation operations of Agrilink in Georgia and New York. The Company received proceeds of approximately $9.1 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Sale of New York Canned Vegetable Businesses: On May 6, 1997, Seneca Foods Corporation ("Seneca") acquired the Agrilink Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Seneca and the Company have also forged a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Agrilink. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement initially has a minimum ten-year term.


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

The transaction also included a long-term supply agreement between Silgan and Agrilink.

Packer Foods: On July 21, 1995, the Company acquired Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's CBF operations.


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

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 28, 1997 and June 29, 1996:

(Dollars in Thousands)

                                                   June 28, 1997                   June 29, 1996
                                        Owned         Leased                          Owned           Leased
                                        Assets        Assets           Total          Assets          Assets            Total

Land                                   $  5,755       $    0         $  5,755        $  6,005         $    0        $    6,005
Land improvements                         2,061            0            2,061           2,641              0             2,641
Buildings                                80,907          645           81,552          97,855            690            98,545
Machinery and equipment                 167,043        2,397          169,440         190,423          2,509           192,932
Construction in progress                 13,053            0           13,053          11,881              0            11,881
                                       --------       ------         --------        --------         ------        ----------
                                        268,819        3,042          271,861         308,805          3,199           312,004
Less accumulated depreciation            52,194        1,744           53,938          42,042          1,573            43,615
                                       --------       ------         --------        --------         ------        ----------
Net                                    $216,625       $1,298         $217,923        $266,763         $1,626          $268,389
                                       ========       ======         ========        ========         ======          ========
Obligations under capital leases1                     $1,375                                          $1,672
Less current portion                                     558                                             547
                                                      ------                                          ------
Long-term portion                                     $  817                                          $1,125
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


         Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Agrilink (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively.


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


         The Notes also limit the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Agrilink debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Agrilink' Fixed Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest and tax-adjusted dividends) for the preceding four quarters is not at least
         1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

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

NOTE 6.       TAXES ON INCOME

Taxes on income before the cumulative effect of a change in accounting include the following:

(Dollars in Thousands)
                                                                   Fiscal 1995
                                                           11/4/94 -        6/26/94 -
                      Fiscal 1997       Fiscal 1996        6/24/95          11/3/94
                       Successor         Successor        Successo        Predecessor

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

(Dollars in Thousands)

                                                                                                                 Fiscal 1995
                                                                                                           11/4/94 -     6/26/94 -
                                                                              Fiscal 1997    Fiscal 1996   6/24/95       11/3/94
                                                                               Successor      Successor   Successor     Predecessor

Income tax provision/(benefit) at 34% in 1997 and 1996 and 35% in 1995           $2,530      $(6,380)       $1,942        $1,558
State income taxes, net of federal income tax effect                                484         (859)          552           294
Goodwill amortization                                                             1,041          784           637           167
Dividend received reduction                                                        (472)        (521)            0             0
Non-deductible legal and advisory expenses                                            0            0             0           753
Other, net                                                                           85          123           160           (37)
                                                                                 ------      -------        ------        ------
                                                                                 $3,668      $(6,853)       $3,291        $2,735
                                                                                 ======      =======        ======        ======

Effective Tax Rate                                                                 49.3%      (36.5)%        59.3%          61.4%
                                                                                 ======      =======        ======        ======

The deferred tax (liabilities)/assets consist of the following at June 28, 1997 and June 29, 1996:

                                                           Fiscal                Fiscal
                                                            1997                  1996
Liabilities
  Depreciation                                          $(49,357)             $(61,350)
  Non-compete agreements                                    (462)                 (766)
  Long-term receivables                                     (538)                 (426)
  Prepaid manufacturing                                   (3,215)               (4,411)
  Other                                                     (215)                  (39)
                                                        ---------             ---------
                                                         (53,787)              (66,992)
                                                        ---------             ---------
Assets
  Inventory                                                2,322                 2,203
  Allowance for doubtful accounts                            377                   313
  Capital and operating loss carryforwards                 6,147                27,090
  Accrued employee benefits                                3,431                 3,014
  Insurance accruals                                       2,058                 2,031
  Pension/OPEB accruals                                    7,128                 6,368
  Restructuring reserves                                   1,332                 1,731
  Promotional reserves                                     1,592                     0
  Other                                                    2,908                 2,377
                                                        --------              --------
                                                          27,295                45,127
                                                        --------              --------
  Net deferred liabilities                               (26,492)              (21,865)
  Valuation allowance                                     (6,212)              (17,983)
                                                        --------              --------
                                                        $(32,704)             $(39,848)
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


In January 1995, the Boards of Directors of Agrilink and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date, a consolidated return has been filed incorporating Agrilink and Pro-Fac. Tax expense is allocated to Agrilink based on its operations.


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

Pension cost for fiscal years ended 1997, 1996, and 1995 includes the following components:

(Dollars in Thousands)

                                                                                                         Fiscal 1995
                                                                                                    11/4/94 -        6/26/94 -
                                                                     Fiscal 1997    Fiscal 1996     6/24/95          11/3/94
                                                                      Successor      Successor     Successor       Predecessor

Service cost -- benefits earned during the period                     $ 2,888       $  3,141        $ 2,427          $ 1,270
Interest cost on projected benefit obligation                           6,461          6,544          4,365            2,225
Return on assets
   Actual gain                                                         (4,884)       (19,430)             0           (1,717)
   Net amortization and deferral                                       (4,063)        12,123         (4,789)            (678)
                                                                      -------       --------        --------         -------
     Total gain                                                        (8,947)        (7,307)        (4,789)          (2,395)
                                                                      -------       --------        --------         -------
Amortization of transition amount                                           0              0              0             (265)
Amortization of prior service cost                                        (22)             0              0               61
Amortization of (gain)/loss                                              (811)           (64)             0               57
                                                                      -------       --------        -------          -------
                                                                         (431)         2,314          2,003              953
Union and other pension costs                                             282            385            147            1,182
                                                                      -------       --------        -------          -------
Net pension cost                                                      $  (149)      $  2,699        $ 2,150          $ 2,135
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

                                                                                         =======           =======

Net periodic postretirement benefit cost included the following components:

(Dollars in Thousands)

                                                                                        Fiscal 1995
                                                                                11/4/94 -          6/26/94 -
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


Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant. The total units granted were 176,278 at $25.04 per unit, and 7,996 at $13.38 per unit in June 1997, and 248,511 at $13.38 per unit in June 1996. In fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.


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


Commitments: The Company's Curtice Burns Foods business unit has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

Curtice Burns Foods Fire: In July 1994, a plant operated by the Company's Curtice Burns Foods business unit, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption were covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by Agrilink prior to the Acquisition.


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

                                       Year of
      Name                              Birth                            Positions

Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

Roy A. Myers                            1931         Retired President and Chief Executive Officer and Director

William D. Rice                         1934         Senior Vice President Strategic Development and Secretary

Robert E. McMahon                       1941         Vice President Management Information Systems

Earl L. Powers                          1944         Vice President and Chief Financial Officer

Beatrice B. Slizewski                   1943         Vice President Corporate Communications

Lois J. Warlick-Jarvie                  1958         Vice President Human Resources

Stephen R. Wright                       1947         Executive Vice President Agriculture

Carl W. Caughran                        1953         President and Chief Executive Officer of Nalley Fine Foods


Bernhard Frega                          1950         President and Chief Executive Officer of CBF


Tim Kennedy                             1948         President and Chief Executive Officer of Tim's Cascade Chips

David R. Ray                            1945         President and Chief Executive Officer of Husman and Snyder

Robert V. Call, Jr.(2)                  1926         Director and Chairman of the Board

Bruce R. Fox(2)                         1947         Director

Cornelius D. Harrington, Jr.(3)         1927         Director

Steven D. Koinzan(2)                    1948         Director

Walter F. Payne(3)                      1936         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from since May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CBF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CBF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

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


Robert E. McMahon has been Vice President Information Systems since November 1993; prior to that he was Vice President, Information Systems for the CBF Division 1992-1993 and Director of Corporate Information Systems since December 1991. He joined the CBF Division as Systems Integration Manager in 1989 and became Director of Information Systems for that Division in 1990. Prior to employment with Agrilink, he held management, executive and technical positions with such organizations as Abbott Labs, BASF, IBM, MTech, and Price Waterhouse LLP.

Earl L. Powers has been Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, CBF Division of the Company from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Agrilink and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Agrilink (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T. French Company (1974-1988) -- eight years in public relations and six years in various accounting functions.


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


Bernhard Frega has been President and Chief Executive Officer of CBF since May 1996. He had been Executive Vice President and Chief Operating Officer of CBF from December 1995 to May 1996. Prior to that he held increasingly responsible positions at CBF, beginning in 1974 in sales and marketing. He became Marketing Director in 1984, Vice President Private Label in 1987 and Senior Vice President for Consumer Products in 1995.


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

Executive Compensation
Summary Compensation Table

                                                                                                                          RSIP/
                                                                                                                       Matching
                                                                                                                     Contributions
                                                                                                Annual                  Deferred
                                                                                          Compensation1                    Profit
Name and Principal Position                                       Year            Salary           Bonus2                Sharing


Dennis M. Mullen -                                                 1997         $349,181          $210,000             $  8,013
   President and Chief Executive Officer                           1996         $216,107          $      0             $  1,465
                                                                   1995         $179,558          $ 71,207             $  7,265

Roy A. Myers -                                                     1997         $224,000          $125,280             $  2,736
   Retired President, Chief Executive Officer, and Director        1996         $410,154          $      0             $  2,672
                                                                   1995         $339,927          $200,539             $ 10,609

William D. Rice -                                                  1997         $259,422          $107,000             $  5,990
   Senior Vice President Strategic Development and Secretary       1996         $249,642          $      0             $  1,656
                                                                   1995         $240,065          $116,143             $  9,791

Stephen R. Wright                                                  1997         $180,043          $ 80,000             $  4,321
   Executive Vice President                                        1996         $156,789          $      0             $  1,627
                                                                   1995         $128,685          $ 51,628             $  4,520

Earl L. Powers                                                     1997         $187,179          $107,000             $  4,492
   Vice President Finance and Chief Financial Officer              1996         $157,990          $      0             $  1,642
                                                                   1995         $150,392          $ 60,333             $  6,099


Bernhard Frega                                                     1997         $175,769          $ 90,000             $  4,341
   President and Chief Executive Officer of CBF                    1996         $141,677          $      0             $  1,675

                                                                   1995         $119,600          $ 42,500             $  4,539

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                             Estimated Future Payouts
                                     (b)                              (c)                Under Non-Stock Price Based Plans
                              Number of Shares             Performance or Other             (d)                      (e)
           (a)                 Units or Other            Period Until Maturation         Threshold                  Target
          Name                Rights Granted (1)                or Payout                ($ or #)                ($ or #)(2)
------------------------     -------------------         -----------------------         ---------               -----------

Roy A. Myers                           0                       6/25/2001                     $0                      $0
Dennis M. Mullen                  32,085                       6/25/2001                     $0                      $0
William D. Rice                   23,636                       6/25/2001                     $0                      $0
Stephen R. Wright                 13,970                       6/25/2001                     $0                      $0
Earl L. Powers                    14,056                       6/25/2001                     $0                      $0
Bernhard Frega                    15,041                       6/25/2001                     $0                      $0


(1) On June 25, 1997, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 25, 1997 grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1997 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1997 performance, no payouts will be made from the plan relative to the options granted on June 25, 1997.


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

                                               Pension Plan Table

                                           Years of Plan Participation
    Final        ------------------------------------------------------------------------------------
 Average Pay          15                 20                25               30                35
 -----------     ------------       ------------      ------------     -------------     ------------

  $125,000          $22,142          $  29,008         $  35,775        $  42,721         $  49,805
   150,000           27,392             36,008            44,525           53,221            62,055
   175,000           32,642             43,008            53,275           63,721            74,305
   200,000           37,892             50,008            62,025           74,221            86,555
   225,000           43,142             57,008            70,775           84,721            98,805
   250,000           48,392             64,008            79,525           95,221           111,055
   275,000           53,642             71,008            88,275          105,721           123,305
   300,000           58,892             78,008            97,025          116,221           135,555
   325,000           64,142             85,008           105,775          126,721           147,805
   350,000           69,392             92,008           114,525          137,221           160,055
   375,000           74,642             99,008           123,275          147,721           172,305
   400,000           79,892            106,008           132,025          158,221           184,555

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management believes all transactions were on terms no less favorable to the Cooperative than could have been reached with unaffiliated third parties.


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


Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1997, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink for the following aggregate amounts:


                                                                    RELATIONSHIP                                GROSS PURCHASES
            NAME                                                     TO PRO-FAC                                 IN FISCAL 1997

Dale E. Burmeister................................................   Director                                         183,000
Robert V. Call, Jr................................................   Director                                       2,254,000
Glen Lee Chase....................................................   Director                                         199,000
Tommy R. Croner...................................................   Director and Secretary                           261,000
Robert DeBadts....................................................   Director                                         422,000
Albert P. Fazio...................................................   Director and Vice President                      144,000
Bruce R. Fox......................................................   Director and President                           935,000
Steven D. Koinzan.................................................   Director and Treasurer                           475,000
Kenneth A. Mattingly..............................................   Director                                         806,000
Allan W. Overhiser................................................   Director                                          30,000
Paul E. Roe.......................................................   Director                                         733,000
Darrell Sarff.....................................................   Director                                          75,000

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                                 Page


Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   20
   Reports of Independent Accountants....................................................................................   21

   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Earnings/(Deficit) for the years ended

     June 28, 1997, June 29, 1996, and June 24, 1995.....................................................................   23
     Consolidated Balance Sheet at June 28, 1997 and June 29, 1996.......................................................   24
     Consolidated Statement of Cash Flows for the years ended June 28, 1997, June 29, 1996, and June 24, 1995............   25
     Notes to Consolidated Financial Statements..........................................................................   27


         (2)    The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                                                SCHEDULE II

Agrilink Foods, Inc.
Valuation and Qualifying Accounts

For the Three Fiscal Years Ended June 28, 1997

                                                                                                Fiscal 1995
                                                                                         11/4/94          6/26/94 -
                                                     Fiscal 1997      Fiscal 1996        6/24/95          11/3/94
                                                     Successor         Successor        Successor*      Predecessor*


Allowance for doubtful accounts
  Balance at beginning of period                  $     836,000      $   673,000       $  683,000       $1,066,000
  Additions charged to expense                          446,000          537,000           91,000          292,000
  Deductions                                           (312,000)        (374,000)        (101,000)        (427,000)
                                                  -------------      -----------       ----------       ----------
  Balance at end of period                        $     970,000      $   836,000       $  673,000       $  931,000
                                                  =============      ===========       ==========       ==========

Inventory reserve**
  Balance at beginning of period                  $    485,000       $   144,000       $        0       $  379,000
  Net change                                          (123,000)          341,000          144,000          635,000
                                                  ------------       -----------       ----------       ----------
  Balance at end of period                        $    362,000       $   485,000       $  144,000       $1,014,000
                                                  ============       ===========       ==========       ==========

Tax valuation allowance***
  Balance at beginning of period                  $ 17,983,000       $ 7,366,000       $        0       $        0
  Net change                                       (11,771,000)       10,617,000        7,366,000                0
                                                  ------------       -----------       ----------       ----------
  Balance at end of period                        $  6,212,000       $17,983,000       $7,366,000       $        0
                                                  ============       ===========       ==========       ==========

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

     (c) EXHIBITS:

                Exhibit
                Number                       Description

                 3.3(2)      Certificate of Incorporation of Agrilink.

                 3.4(3)      Bylaws of Agrilink.

                10.1(2) Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink'
                             12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

                10.2(2) Term Loan, Term Loan Facility and Seasonal Loan Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"), Agrilink and PFAC.

               10.3(2) Parent Guaranty, dated as of November 3, 1994, by Pro-Fac in favor of the Bank.

               10.4(2) Parent Security Agreement, dated as of November 3, 1994 between Pro-Fac and the Bank.

                10.5(2) Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to Secure Debt, Purchase Money Mortgage, Assignment, Security Agreement and Financing Statement dated November 3, 1994 among PFAC, Agrilink and the Bank.

                10.6(2) Marketing and Facilitation Agreement, dated as of November 3, 1994, between Pro-Fac and Agrilink.

                10.7(2)      Management Incentive Plan, as amended.

                10.8(2)      Supplemental Executive Retirement Plan, as amended.

                10.10(2)     Master Salaried Retirement Plan, as amended.

                10.11(2)     Non-Qualified Profit Sharing Plan, as amended.

                10.12(2)     Excess Benefit Retirement Plan.

                10.13(6)     Salary Continuation Agreement - Dennis M. Mullen.

                10.14(1) Modification A of Term Loan, Term Loan Facility, and Seasonal Loan Agreement, dated as of January 26, 1995, between Agrilink and the Bank.

                10.15(1)     Second Amendment to Non-Qualified Profit Sharing
                             Plan.

               10.16(3) Modifications B-D of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

               10.17(4) Modifications E-F of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

                10.18(4)     Equity Value Plan Adopted on June 24, 1996.

                10.19(4) Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

                10.20(6) Modifications G-K of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and Bank.

                10.21(6) OnSite Services Agreement with Systems & Computer Technology.

                10.22(6) Raw Product Supply Agreement with Seneca Foods Corporation.

                10.23(6) Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

                18(5)        Accountant's Report Regarding Change in Accounting
                             Method

                Exhibit
                Number       Description


                21.1(6)      List of Subsidiaries.

                27(6)        Financial Data Schedule.


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


(6)  Incorporated  by reference  from  Registrant's  1997 Annual  Report on Form
     10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              AGRILINK FOODS, INC.



Date: December 18, 1997                     By:

                                                     Earl L. Powers
                                               Vice President Finance and

                                                  Chief Financial Officer
                                               (Principal Financial Officer
                                              and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                        TITLE                                DATE




*/s/                       Chairman of the Board; Director

   (ROBERT V. CALL, JR.)




*/s/                       Director

   (BRUCE R. FOX)




*/                         Director

   (CORNELIUS D. HARRINGTON)




*/s/                       Director

   (STEVEN D. KOINZAN)




*/s/                       Director

   (WALTER F. PAYNE)




*/s/                       Director

   (FRANK M. STOTZ)




*/s/                       President and Chief Executive Officer

   (DENNIS M. MULLEN)      and Director
                           (Principal Executive Officer)




  /s/ Earl L. Powers       Vice President Finance and           August 21, 1997
   (EARL L. POWER          Chief Financial Officer
                           (Principal Financial Officer
                           and Principal Accounting Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.




Dated:  December 18, 1997                   *By:  /s/ Earl L. Powers
        -----------------                        --------------------
                                                 Earl L. Powers, as
                                                  Attorney-in-Fact