Form 10-Q
period 1997-12-27
CURTICE BURNS FOODS INC
filed 1998-02-02
CIK 26285

1


                               Page 1 of 12 Pages



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

                For the quarterly period ended December 27, 1997

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

             90 Linden Oaks, PO Box 20670, Rochester, NY 14602-0670
               (Address of Principal Executive Offices) (Zip Code)

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1998.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations
(Unaudited)

(Dollars in Thousands)

                                                                   Three Months Ended                    Six Months Ended
                                                              December 27,     December 28,       December 27,        December 28,
                                                                  1997             1996              1997                 1996
Net sales                                                      $202,672         $208,186            $379,069            $382,186
Cost of sales                                                  (140,092)        (148,630)           (270,840)           (280,939)
Gross profit                                                     62,580           59,556             108,229             101,247
Selling, administrative, and general expense                    (41,463)         (41,934)            (74,253)            (74,850)
Gain on sale of Finger Lakes Packaging                                0            3,565                   0               3,565
Other Income                                                        960                0                 960                   0
Operating income before dividing with Pro-Fac                    22,077           21,187              34,936              29,962
Interest expense                                                 (7,969)          (9,385)            (15,607)            (18,760)
Pretax income before dividing with Pro-Fac and
   before cumulative effect of an accounting change              14,108           11,802              19,329              11,202
Pro-Fac share of income before cumulative effect of
   an accounting change                                          (7,054)          (5,429)             (9,665)             (5,153)
Income before taxes and cumulative effect of an
   accounting change                                              7,054            6,373               9,664               6,049
Tax provision                                                    (3,204)          (2,669)             (4,397)             (2,742)
Income before cumulative effect of an accounting
   change                                                         3,850            3,704               5,267               3,307
Cumulative effect of an accounting change before
   dividing with Pro-Fac                                              0                0                   0               4,516
Pro-Fac share of accounting change                                    0                0                   0              (2,630)
Net income                                                     $  3,850         $  3,704            $  5,267          $    5,193

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 3

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Unaudited)

(Dollars in Thousands)                                         ASSETS

                                                                       December 27,           June 28,           December 28,
                                                                           1997                 1997                  1996

Current assets:
  Cash and cash equivalents                                             $  6,676             $  2,836            $    7,653
   Accounts receivable trade, net                                         59,209               48,661                57,633
   Accounts receivable, other                                              2,655                2,813                 6,942
   Inventories -
     Finished goods                                                      138,318               87,904               142,545
     Raw materials and supplies                                           32,161               27,001                35,128
       Total inventories                                                 170,479              114,905               177,673
   Current investment in Bank                                                316                  946                     0
   Prepaid manufacturing expense                                               0                8,265                     0
   Prepaid expenses and other current assets                              12,519                6,323                 9,243
   Current deferred tax asset                                              8,198                8,198                 7,988
       Total current assets                                              260,052              192,947               267,132
Investment in Bank                                                        24,320               24,321                24,439
Investment in Great Lakes Kraut Company                                    7,545                    0                     0
Property, plant, and equipment, net                                      208,102              217,923               250,002
Assets held for sale                                                       3,453                3,259                   903
Goodwill and other intangibles, net                                       94,551               96,429                99,842
Other assets                                                              13,910                7,682                11,303
       Total assets                                                     $611,933             $542,561              $653,621

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                        $ 58,700             $      0             $  24,000
   Current portion of obligations under capital leases                       558                  558                   547
   Current portion of long-term debt                                       8,071                8,075                 8,075
   Accounts payable                                                       42,533               49,231                44,373
   Income taxes payable                                                    6,760                5,152                 6,359
   Accrued interest                                                        8,717                8,540                 9,444
   Accrued employee compensation                                           9,265               11,063                 8,551
   Accrued manufacturing expense                                           1,601                    0                 2,771
   Other accrued expenses                                                 26,274               21,956                30,234
   Due to Pro-Fac                                                          7,180                4,312                12,323
       Total current liabilities                                         169,659              108,887               146,677
Obligations under capital leases                                             817                  817                 1,125
Long-term debt                                                            66,188               62,829               133,342
Senior subordinated notes                                                160,000              160,000               160,000
Deferred income tax liabilities                                           40,902               40,902                47,356
Other non-current liabilities                                             22,661               22,687                20,698
       Total liabilities                                                 460,227              396,122               509,198
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares
     outstanding, owned by Pro-Fac                                             0                    0                     0

   Additional paid-in capital                                            158,317              158,317               151,108
   Accumulated deficit                                                    (6,611)             (11,878)               (6,685)
       Total shareholder's equity                                        151,706              146,439               144,423
       Total liabilities and shareholder's equity                       $611,933             $542,561              $653,621

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

(Dollars in Thousands)
                                                                                                    Six Months Ended
                                                                                               December 27,    December 28,
                                                                                                   1997            1996

Cash Flows From Operating Activities:
   Net income                                                                                   $ 5,267         $ 5,193
   Adjustments to reconcile net income to net cash provided by operating activities -
     Amortization of goodwill and other intangibles                                               1,956           2,051
     Amortization of debt issue costs                                                               400             400
     Depreciation                                                                                 9,102          11,897
     Cumulative effect of an accounting change                                                        0          (1,886)
     Gain on sale of Finger Lakes Packaging                                                           0          (3,565)
     Equity in undistributed earnings of Great Lakes Kraut Company                                 (960)              0
     Change in assets and liabilities:
       Accounts receivable                                                                      (10,390)        (14,512)
       Inventories                                                                              (57,749)        (51,790)
       Income taxes payable                                                                       1,608           2,709
       Accounts payable and accrued expenses                                                      5,927          10,463
       Due to Pro-Fac                                                                             2,868           7,478
       Other assets and liabilities                                                             (13,434)         (2,130)
Net cash used in operating activities                                                           (55,405)        (33,692)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                    (6,803)         (9,651)
   Proceeds from disposals                                                                          362          34,439
   Proceeds from investment in CoBank                                                               631               0
Net cash (used in)/provided by investing activities                                              (5,810)         24,788

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                                     58,700          24,000
   Proceeds from issuance of long-term debt                                                       8,700          18,000
   Proceeds from Great Lakes Kraut Company                                                        3,000               0
   Capital contribution by Pro-Fac                                                                    0              25
   Payments on long-term debt                                                                    (5,345)        (34,341)
Net cash provided by financing activities                                                        65,055           7,684
Net change in cash and cash equivalents                                                           3,840          (1,220)
Cash and cash equivalents at beginning of period                                                  2,836           8,873
Cash and cash equivalents at end of period                                                      $ 6,676         $ 7,653

Supplemental Disclosure of Cash Flow Information:
   Investment in Great Lakes Kraut Company
     Inventories                                                                                $ 2,175
     Prepaid expenses and other current assets                                                      409
     Property, plant, and equipment                                                               6,966
     Other accrued expenses                                                                         (62)
                                                                                                $ 9,488

The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. Agrilink Foods, Inc. ("Agrilink" or the "Company") is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K/A-1 for the fiscal year ended June 28, 1997.

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

NOTE 2. AGREEMENTS WITH PRO-FAC

The contractual relationship between Agrilink and Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Agreement.

Under the Agreement, Agrilink is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac.

Pro-Fac agrees to sell and deliver fruits and vegetables needed to support anticipated sales and production outlined in the Agrilink annual profit plan. The profit plan crop requirements are determined by the Boards of Directors of Pro-Fac and Agrilink. Approval of the profit plan by the Board of Directors of Agrilink requires the affirmative vote of a majority of the Disinterested Directors. Subject only to its inability to deliver because of the vagaries of weather or other causes validly preventing growing such crops as set forth in the agreements between Pro-Fac and its members, Pro-Fac is required to deliver to Agrilink the crops described in the profit plan, and Agrilink agrees to process and market such crops.

In addition, in any year in which Agrilink has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac). In years in which Agrilink has losses on Pro-Fac Products, Agrilink reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the terms of the Senior Subordinated Notes, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink.

Amounts received by Pro-Fac from Agrilink for the six months ended December 27, 1997 and December 28, 1996 include: commercial market value of crops delivered, $57.1 million and $49.6 million, respectively; and additional proceeds from profit sharing provisions, $9.7 million and $7.8 million, respectively.

NOTE 3. OTHER MATTERS

Formation  of New  Sauerkraut  Company:  Effective  July 1, 1997 the Company and
Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided between the two companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations in the second quarter and first half of fiscal 1998 versus fiscal 1997.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Foods Group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables, and popcorn. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the results of operations by business unit for the three- and six-month periods ended December 27, 1997 and December 28, 1996, and the Company's total assets by business unit as of December 27, 1997 and December 28, 1996.

Net Sales

(Dollars in Millions)

                                                Three Months Ended                            Six  Months Ended
                                          December 27,          December 28,         December 27,            December 28,
                                             1997                   1996                 1997                    1996
                                                    % of                 % of                  % of                    % of
                                           $       Total       $         Total       $         Total         $         Total

CBF                                     $139.9      69.1%    $133.0       63.9%    $252.1       66.5%     $232.1        60.7%
Nalley Fine Foods                         45.6      22.5       45.5       21.9       92.5       24.4        89.8        23.5
Snack Foods Group                         17.2       8.4       16.3        7.8       34.5        9.1        33.5         8.8
     Subtotal ongoing operations         202.7     100.0      194.8       93.6      379.1      100.0       355.4        93.0
Businesses sold1                           0.0       0.0       13.4        6.4        0.0        0.0        26.8         7.0
     Total                              $202.7     100.0%    $208.2      100.0%    $379.1      100.0%     $382.2       100.0%

1 Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income

(Dollars in Millions)

                                                    Three Months Ended                             Six  Months Ended
                                            December 27,           December 28,             December 27,           December 28,
                                                1997                 1996                       1997                   19961
                                                   % of                      % of                    % of                    % of
                                            $      Total          $          Total         $         Total          $        Total

CBF                                      $20.1      90.9%      $14.8        69.8%        $29.1       83.3%       $21.1       70.3%
Nalley Fine Foods                          3.8      17.2         3.0         14.2          7.5       21.5          5.1       17.1
Snack Foods Group                          1.9       8.6         1.6          7.5          4.0       11.5          3.1       10.3
Corporate overhead                        (3.7)    (16.7)       (2.4)       (11.3)        (5.7)     (16.3)        (4.1)     (13.7)
     Subtotal                             22.1     100.0        17.0         80.2         34.9      100.0         25.2       84.0
Business sold and other nonrecurring2      0.0       0.0         4.2         19.8          0.0        0.0          4.8       16.0
     Total                               $22.1     100.0%      $21.2        100.0%       $34.9      100.0%       $30.0      100.0%

1 Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes the earnings and gain on sale related to Finger Lakes Packaging and the activity from the portion of the canned vegetable business sold in fiscal 1997. Also, in fiscal 1997, amounts include strategic consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

EBITDA1

(Dollars in Millions)
                                                    Three Months Ended                              Six  Months Ended
                                           December 27,             December 28,           December 27,             December 28,
                                               1997                    1996                    1997                     19962
                                                    % of                     % of                    % of                     % of
                                           $        Total           $        Total          $        Total          $         Total

CBF                                      $23.7       86.2%        $18.8       67.4%       $36.4       79.1%       $29.4       67.0%
Nalley Fine Foods                          5.2       18.9           4.5       16.1         10.3       22.4          8.1       18.4
Snack Foods Group                          2.3        8.4           2.0        7.2          4.9       10.7          4.1        9.3
Corporate overhead                        (3.7)     (13.5)         (2.4)      (8.6)        (5.6)     (12.2)        (4.1)      (9.3)
     Subtotal                             27.5      100.0          22.9       82.1         46.0      100.0         37.5       85.4
Business sold and other nonrecurring3      0.0        0.0           5.0       17.9          0.0        0.0          6.4       14.6
     Total                               $27.5      100.0%        $27.9      100.0%       $46.0      100.0%       $43.9      100.0%

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles. The EBITDA calculation begins with Income/(loss) before taxes, dividends, allocation of net proceeds, and cumulative effect of an accounting change and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles. Management believes EBITDA is a measurement that allows the operations of the business to be measured in a consistent manner.

2 The above information excludes the cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

3 Includes the earnings and gain on sale related to Finger Lakes Packaging and the activity from the portion of the canned vegetable business sold in fiscal 1997. Also, in fiscal 1997, amounts include strategic consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

Total Assets

(Dollars in Millions)

                                           December 27,       December 28,
                                               1997               1996
                                                   % of                % of
                                            $      Total       $       Total

CBF                                      $384.5     62.8%   $378.5     57.9%
Nalley Fine Foods                         153.8     25.2     155.0     23.7
Snack Foods Group                          26.9      4.4      26.9      4.1
Corporate                                  46.7      7.6      56.7      8.7
     Subtotal ongoing operations          611.9    100.0     617.1     94.4
Business sold1                              0.0      0.0      36.5      5.6
     Total                               $611.9    100.0%   $653.6    100.0%

1    Reflects the portion of the canned vegetable business sold in fiscal 1997.

      CHANGES FROM SECOND QUARTER FISCAL 1998 TO SECOND QUARTER FISCAL 1997

Net Sales: Net sales from ongoing operations increased in the second quarter compared to the prior year by $7.9 million or 4 percent. This increase reflects improvements at all three of the Company's business units.

The most significant increases were noted in the fruit and aseptic categories. Net sales for the CBF aseptic category increased $9.7 million, while the fruit business increased $4.1 million. The increase in aseptic sales results from new business, while the increase in the fruit business is attributable to changes in product mix resulting in improvements in volume/pricing. Decreases within the vegetable and other categories of $6.9 million offset such increases. Approximately $4.4 million of the vegetable decrease represents sauerkraut net sales accounted for by the newly created joint venture. The net sales of the joint venture are excluded from the Company's net sales. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

The pickle and canned categories at Nalley also increased $1.0 million and $0.3 million, respectively, due to increased volume. Decreases within the dressing category of $1.3 million were, however, realized due to current competitive pressure.

Gains in the Snack Foods Group of $0.9 million resulted from new business and new product introductions.

Total net sales decreased in the second quarter by $5.5 million. This net decrease reflects both the reduction of businesses sold ($13.4 million) offset by the increases in ongoing operations ($7.9 million) described above.

Gross Profit: Gross profit of $62.6 million for the quarter ended December 27, 1997 increased $3.0 million or 5 percent from $59.6 million for the quarter ended December 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $4.4 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $0.5 million as compared with the prior year. The net decrease is attributable to a $1.5 million decrease in selling and advertising expenses ($1.0 million) and trade promotions ($0.5 million) primarily related to reductions of approximately $1.0 and $0.8 million at the CBF and Nalley business units, respectively. The reduction at CBF is primarily attributable to the sale of the canned vegetable business in the spring of 1997. The reduction at Nalley's is attributable to the timing of programs offered. Such reductions were offset by a minor increase of approximately $0.3 million at the Snack Foods Group.

In addition, in the prior year selling, administrative, and general expenses were offset by approximately $1.0 million relating to the settlement of an outstanding insurance claim.
                                                                 9


Interest Expense: Interest expense for the quarter ended December 27, 1997 decreased $1.4 million or 15.1 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $1.2 million while changes in rates accounted for a decrease of $0.2 million.

Provision for Taxes: The provision for taxes in the quarter ended December 27, 1997 of $3.2 million increased $0.5 million from $2.7 million in the quarter ended December 28, 1996. This increase reflects the improvement in earnings of $0.7 million. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of goodwill.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized. The Company received proceeds of approximately $30.0 million which were applied to Bank debt. The transaction also included a long-term supply agreement.

Other Income: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

    CHANGES FROM FIRST SIX MONTHS FISCAL 1998 TO FIRST SIX MONTHS FISCAL 1997

Net Sales: Net sales from ongoing operations for the first six months increased $23.7 million or 6.6 percent as compared to the prior year.

The most significant increase was noted within the CBF aseptic category. Net sales for the aseptic category increased $18.9 million. The increase in aseptic sales results from new business.

The pickle category at Nalley increased $2.8 million for the first six months as compared to the prior year. This increase results from increased sales volume in the foodservice channel.

Gains in the Snack Foods Group of $1.0 million resulted from new business and new product introductions. Total net sales decreased in the first six months by $3.1 million.

This net decrease reflects both the reduction of businesses sold ($26.8 million) offset by the increase in ongoing operations ($23.7 million) described above.


Gross Profit: Gross profit of $108.2 million for the six months ended December 27, 1997 increased $7.0 million or 6.9 percent from $101.2 million for the six months ended December 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $9.5 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $0.6 million as compared with the prior year. This reduction is comprised of a $1.7 million decrease in selling and advertising offset by an increase in trade promotions of $0.3 million. Decreases within these categories were highlighted at CBF (approximately $2.3 million), while increases were primarily at Nalley (approximately $0.9 million). The sale of the canned vegetable business in the spring of 1997 accounted for $1.5 million of the reduction at CBF. The increase at Nalley is attributable to current competitive pressure.

Expenses were also reduced in the current year due to the favorable settlement of an outstanding tax claim with the state of Washington ($1.4 million).

The above reductions in fiscal 1998 were offset by the cost for employee incentive plans ($1.2 million) and the inclusion of a favorable settlement of an outstanding insurance claim in the prior year ($1.0 million).

Interest Expense: Interest expense for the six months ended December 27, 1997 decreased $3.2 million or 16.8 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $2.8 million while changes in rates accounted for a decrease of $0.3 million.

Provision for Taxes: The provision for taxes in the six months ended December 27, 1997 of $4.4 million increased $1.7 million from the prior year resulting from an increase in earnings before tax of $3.6 million. The Company's effective tax rate is impacted by the non-deductibility of goodwill.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized. The Company received proceeds of approximately $30.0 million which were applied to Bank debt. The transaction also included a long-term supply agreement.

Other Income: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

Net cash used in operating activities increased approximately $21.7 million due to several factors. Additional funds were used in the current year to liquidate payments for crops. Crops in the current year were available earlier for harvest than in the prior year. The change in cash from inventories is attributable to the sale of Finger Lakes Packaging in the second quarter of fiscal 1997. These additional uses of funds were offset by the increase in net income and the timing of the liquidation of outstanding receivables. In addition, proceeds were utilized in the first half of fiscal 1998 in conjunction with obtaining new business. In October of 1997, the Company became the sole supplier of frozen vegetables for a national club store. The executed contract extends for a two-year period and required an $11.0 million prepayment for volume discounts. Due to the time frame required to implement full distribution, this contract is not anticipated to significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings.

Net cash provided by investing activities decreased in the first half of fiscal 1998 due to the disposal of Finger Lakes Packaging and other idle facilities in fiscal 1997. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities increased from the prior year due to the receipt of proceeds from Great Lakes Kraut and additional borrowings incurred in the first half of fiscal 1998 for operating needs.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, Agrilink is able to borrow up to $66.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of December 27, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $58.7 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of borrowing was $7.3 million. In addition to its seasonal financing, as of December 27, 1997, the Company had $26.9 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, and service debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of December 27, 1997, the Company is in compliance with all such covenants, restrictions, and limitations.

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

The effect of the 1997 growing season on fiscal 1998 financial results cannot be estimated until early calendar 1998 when harvesting is complete and national supplies can be determined.

                                  OTHER MATTERS

The Company is  currently  working to resolve the  potential  impact of the year
2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues on a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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



                                                  AGRILINK FOODS, INC.



Date:  February 2, 1998                By:/s/         Earl L. Powers
                                                      Earl L. Powers
                                                Vice President Finance and
                                                 Chief Financial Officer
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)