Form 10-Q
period 1998-03-28
CURTICE BURNS FOODS INC
filed 1998-04-29
CIK 26285

10

                               Page 1 of 13 Pages


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

                  For the quarterly period ended March 28, 1998

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 1998.

                              Common Stock: 10,000

                                                                 2
                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations
(Unaudited)

(Dollars in Thousands)

                                                                 Three Months Ended                     Nine Months Ended
                                                              March 28,        March 29,            March 28,         March 29,
                                                                 1998            1997                  1998             1997
                                                             -----------     -------------        --------------     ----------

Net sales                                                     $ 163,150        $ 179,146           $ 542,219           $ 561,332
Cost of sales                                                  (118,238)        (131,888)           (389,078)           (412,827)
                                                              ---------        ---------           ---------           ---------
Gross profit                                                     44,912           47,258             153,141             148,505
Selling, administrative, and general expense                    (34,308)         (35,666)           (108,561)           (110,516)
Gain on sale of Finger Lakes Packaging                                0                0                   0               3,565
Income from Great Lakes Kraut Company                               512                0               1,472                   0
                                                              ---------        ---------           ---------           ---------
Operating income before dividing with Pro-Fac                    11,116           11,592              46,052              41,554
Interest expense                                                 (7,716)          (8,643)            (23,323)            (27,403)
                                                              ---------        ---------           ---------           ---------
Pretax income before dividing with Pro-Fac and
   before cumulative effect of an accounting change               3,400            2,949              22,729              14,151
Pro-Fac share of income before cumulative effect of
   an accounting change                                          (1,700)          (2,151)            (11,365)             (7,075)
                                                              ---------        ---------           ---------           ---------
Income before taxes and cumulative effect of an
   accounting change                                              1,700              798              11,364               7,076
Tax provision                                                      (774)            (502)             (5,171)             (3,334)
                                                              ---------        ---------           ---------           ---------
Income before cumulative effect of an accounting
   change                                                           926              296               6,193               3,742
Cumulative effect of an accounting change before
   dividing with Pro-Fac                                              0                0                   0               4,606
Pro-Fac share of accounting change                                    0                0                   0              (2,859)
                                                              ---------        ---------           ---------           ---------
Net income                                                    $     926        $     296           $   6,193           $   5,489
                                                              =========        =========           =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 3

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Unaudited)

(Dollars in Thousands)                                         ASSETS

                                                                        March 28,     June 28,      March 29,
                                                                          1998          1997          1997

Current assets:
   Cash and cash equivalents                                            $  2,856      $  2,836      $  5,334
   Accounts receivable trade, net                                         55,012        48,661        51,138
   Accounts receivable, other                                              1,391         2,813         6,056
   Inventories -
     Finished goods                                                      119,654        87,904       110,950
     Raw materials and supplies                                           32,698        27,001        34,079
                                                                        --------      --------      --------
       Total inventories                                                 152,352      $114,905       145,029
                                                                        --------      --------      --------
   Current investment in CoBank                                            2,502           946         1,262
   Prepaid manufacturing expense                                           4,676         8,265         5,192
   Prepaid expenses and other current assets                              12,002         6,323         9,281
   Current deferred tax asset                                              8,198         8,198         7,988
   Due from Pro-Fac                                                          216             0             0
                                                                        --------      --------      --------
       Total current assets                                              239,205       192,947       231,280
Investment in CoBank                                                      22,534        24,321        24,320
Investment in Great Lakes Kraut Company                                    8,056             0             0
Property, plant, and equipment, net                                      207,278       217,923       247,554
Assets held for sale, at net realizable value                              2,582         3,259           903
Goodwill and other intangibles, net                                       94,465        96,429        98,840
Other assets                                                              13,682         7,682        11,462
                                                                        --------      --------      --------
       Total assets                                                     $587,802      $542,561      $614,359
                                                                        ========      ========      ========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                        $ 57,800      $      0      $  5,500
   Current portion of obligations under capital leases                       558           558           547
   Current portion of long-term debt                                       8,070         8,075         8,075
   Accounts payable                                                       39,955        49,231        33,008
   Income taxes payable                                                    4,722         5,152         6,638
   Accrued interest                                                        3,867         8,540         4,503
   Accrued employee compensation                                          10,041        11,063        10,015
   Other accrued expenses                                                 18,076        21,956        26,291
   Due to Pro-Fac                                                              0         4,312        11,692
                                                                        --------      --------      --------
       Total current liabilities                                         143,089       108,887       106,269
Obligations under capital leases                                             817           817         1,125
Long-term debt                                                            67,488        62,829       133,341
Senior subordinated notes                                                160,000       160,000       160,000
Deferred income tax liabilities                                           40,902        40,902        47,356
Other non-current liabilities                                             22,874        22,687        21,549
                                                                        --------      --------      --------
       Total liabilities                                                 435,170       396,122       469,640
                                                                        --------      --------      --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares
     outstanding, owned by Pro-Fac                                             0             0             0

   Additional paid-in capital                                            158,317       158,317       151,108
   Accumulated deficit                                                    (5,685)      (11,878)       (6,389)
                                                                        --------      --------      --------
       Total shareholder's equity                                        152,632       146,439       144,719
                                                                        --------      --------      --------
       Total liabilities and shareholder's equity                       $587,802      $542,561      $614,359
                                                                        ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 4

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Unaudited)
                                                                                                  Nine Months Ended
(Dollars in Thousands)                                                                         March 28,      March 29,
                                                                                                 1998           1997
Cash Flows From Operating Activities:
   Net income                                                                                  $  6,193       $  5,489
   Adjustments to reconcile net income to net cash used by operating activities -
     Cumulative effect of an accounting change                                                        0         (1,747)
     Gain on sale of Finger Lakes Packaging                                                           0         (3,565)
     Amortization of goodwill and other intangibles                                               2,802          3,051
     Amortization of debt issue costs                                                               600            600
     Depreciation                                                                                13,673         16,883
     Equity in undistributed earnings of Great Lakes Kraut Company                               (1,472)             0
     Equity in undistributed earnings of the Bank                                                  (715)        (1,143)
     Change in assets and liabilities:
       Accounts receivable                                                                       (4,929)        (7,131)
       Inventories                                                                              (39,632)       (22,336)
       Accounts payable and accrued expenses                                                    (14,331)       (13,081)
       Income taxes payable                                                                        (430)         3,078
       Due (to)/from Pro-Fac                                                                     (4,526)         6,618
       Other assets and liabilities                                                             (12,679)        (1,760)
                                                                                               --------       ---------
Net cash used in operating activities                                                           (55,446)       (15,044)
                                                                                               --------       ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                   (10,645)       (12,065)
   Disposals of property, plant, and equipment                                                      511         34,387
   Proceeds from investment in CoBank                                                               946              0
                                                                                               --------       --------
Net cash (used in)/provided by investing activities                                              (9,188)        22,322
                                                                                               --------       --------

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                                     57,800          5,500
   Proceeds from issuance of long-term debt                                                       8,000         18,000
   Proceeds from Great Lakes Kraut Company                                                        3,000              0
   Capital contribution by Pro-Fac                                                                    0             25
   Payments on long-term debt                                                                    (4,146)       (34,342)
                                                                                               --------       --------
Net cash provided by/(used in) financing activities                                              64,654        (10,817)
                                                                                               --------       --------
Net change in cash and cash equivalents                                                              20         (3,539)
Cash and cash equivalents at beginning of period                                                  2,836          8,873
                                                                                               --------       --------
Cash and cash equivalents at end of period                                                     $  2,856       $  5,334
                                                                                               ========       ========

Supplemental Disclosure of Cash Flow Information:
   Acquisition of C&O Distributing Company
     Property, plant, and equipment                                                            $     54
     Goodwill                                                                                       756
                                                                                               --------
                                                                                               $    810
                                                                                               ========
   Investment in Great Lakes Kraut Company
     Inventories                                                                               $  2,175
     Prepaid expenses and other current assets                                                      409
     Property, plant, and equipment                                                               6,966
     Other accrued expenses                                                                         (62)
                                                                                               --------
                                                                                               $  9,488
                                                                                               ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 5
                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification: Certain prior-year balances have been reclassified to conform with the current year presentation.

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

                                                                 6
Amounts received by Pro-Fac from Agrilink for the nine months ended March 28, 1998 and March 29, 1997 include: commercial market value of crops delivered, $59.7 million and $51.3 million, respectively; and additional proceeds from profit sharing provisions, $11.4 million and $9.9 million, respectively.

NOTE 3.       ACQUISITIONS, DISPOSAL, AND JOINT VENTURE

The following activities occurred during the nine-month period ended March 28, 1998:

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the Equity Method of accounting.

C&O Distributing Company.: Effective March 10, 1998, the Company acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributes snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles recorded in conjunction with this transaction are being amortized over 30 years.

The following activities occurred subsequent to the nine-month period ended March 28, 1998:

DelAgra Corp.: Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.9 million.

Michigan Distribution Center: Effective March 31, 1998, the Company entered into a multiyear logistic agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement includes the sale of the Company's labeling equipment and distribution center. The Company received proceeds of $12.6 million for the equipment and facility. These proceeds were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

NOTE 4.       OTHER MATTERS

Seyfert Foods, Inc.: The Company announced on March 26, 1998 that it had signed a letter of intent to acquire all of the assets and the business of Seyfert Foods, Inc. of Ft. Wayne, Indiana. Seyfert produces potato chips and various other snack foods. A final agreement is subject to Board approval and due diligence by both parties.

Nutrition Medical: The Company announced on March 19, 1998 that it had signed an agreement to acquire Nutrition Medical's private label adult nutrition formula business. Nutrition Medical will be paid royalty payments for two years. Nutrition Medical will also receive payments for portions of existing product and packaging inventories. The transaction is expected to close by May 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations in the third quarter and first nine months of fiscal 1998 versus fiscal 1997.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Food Group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits, vegetables, and popcorn. The Nalley business unit produces canned meat

                                                                 7
products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other salty-snack items.

The following tables illustrate the results of operations by business unit for the three- and nine-month periods ended March 28, 1998 and March 29, 1997, and the Company's total assets by business unit as of March 28, 1998 and March 29, 1997.

Net Sales

(Dollars in Millions)

                                                    Three Months Ended                             Nine Months Ended
                                              March 28,              March 29,               March 28,            March 29,
                                                1998                   1997                    1998                 1997
                                                    % of                    % of                    % of                  % of
                                           $        Total          $        Total         $         Total        $        Total
                                        ------     -------       ------     ------      ------      ------     ------     -----

CBF                                     $103.5       63.4%       $108.6      60.6%      $355.6       65.6%      $340.6     60.7%
Nalley Fine Foods                         43.6       26.7          43.8      24.5        136.1       25.1        133.6     23.8
Snack Food Group                          16.1        9.9          16.2       9.0         50.5        9.3         49.7      8.8
                                        ------      -----        ------     -----       ------      -----       ------    -----
     Subtotal ongoing operations         163.2      100.0         168.6      94.1        542.2      100.0        523.9     93.3
Businesses sold1                           0.0        0.0          10.5       5.9          0.0        0.0         37.4      6.7
                                        ------      -----        ------     -----       ------      -----       ------    -----
     Total                              $163.2      100.0%       $179.1     100.0%      $542.2      100.0%      $561.3    100.0%
                                        ======      =====        ======     -----       ======      =====       ======    =====

1 Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income

(Dollars in Millions)


                                                    Three Months Ended                             Nine Months Ended
                                              March 28,              March 29,             March 28,            March 29,
                                                1998                  1997                  1998                 1997 1
                                                    % of                   % of                   % of                  % of
                                           $        Total         $        Total         $        Total        $        Total
                                        ------     -------      -----      -----       -----      -----      -----      -----

CBF                                      $10.5       94.6%      $10.6        91.4%     $39.6       85.9%     $31.7        76.2%
Nalley Fine Foods                          1.9       17.1         3.0        25.8        9.4       20.4        8.1        19.5
Snack Food Group                           1.3       11.7         1.3        11.2        5.4       11.7        4.4        10.6
Corporate overhead                        (2.6)     (23.4)       (2.9)      (25.0)      (8.3)     (18.0)      (6.9)      (16.6)
                                       -------     ------       -----       -----      -----      -----      -----       -----
     Subtotal                             11.1      100.0        12.0       103.4       46.1      100.0       37.3        89.7
Business sold and other nonrecurring2      0.0        0.0        (0.4)       (3.4)       0.0        0.0        4.3        10.3
                                       -------    -------       -----       -----      -----      -----      -----       -----
     Total                               $11.1      100.0%      $11.6       100.0%     $46.1      100.0%     $41.6       100.0%
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

EBITDA1

(Dollars in Millions)








                                                   Three Months Ended                             Nine Months Ended
                                              March 28,              March 29,            March 28,           March 29,
                                                1998                  1997                 1998                1997 2
                                                    % of                  % of                 % of                  % of
                                           $        Total        $        Total       $        Total        $        Total
                                        ------     -------     -----      -----     -----      -----      -----      -----

CBF                                      $13.9       84.2%     $14.5      82.3%     $50.4       80.6%     $43.8       71.2%
Nalley Fine Foods                          3.3       20.0       4.1       23.3       13.6       21.8       12.2       19.8
Snack Food Group                           1.8       10.9       1.7        9.6        6.7       10.7        5.8        9.4
Corporate overhead                        (2.5)     (15.1)     (2.8)     (15.8)      (8.2)     (13.1)      (6.9)     (11.2)
                                         -----      -----     -----      -----      -----      -----      -----      -----
     Subtotal                             16.5      100.0      17.5       99.4       62.5      100.0       54.9       89.2
Businesses sold and other nonrecurring3    0.0        0.0       0.1        0.6        0.0        0.0        6.6       10.8
                                         -----      -----     -----      -----      -----      -----      -----      -----
     Total                               $16.5      100.0%    $17.6      100.0%     $62.5      100.0%     $61.5      100.0%
                                         =====      =====     =====      =====      =====      =====      =====      =====

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


Total Assets

(Dollars in Millions)

                                          March 28,                   March 29,
                                            1998                        1997
                                                 % of                          % of
                                       $         Total              $          Total
                                    ------       -----           ------        -----

CBF                                 $370.8        63.1%          $355.1         57.8%
Nalley Fine Foods                    146.4        24.9            149.8         24.4
Snack Food Group                      27.4         4.7             26.0          4.2
Corporate                             43.2         7.3             54.5          8.9
                                    ------       -----           ------        -----
     Subtotal ongoing operations     587.8       100.0            585.4         95.3
Business sold1                         0.0         0.0             29.0          4.7
                                    ------       -----           ------        -----
     Total                          $587.8       100.0%          $614.4        100.0%
                                    ======       =====           ======        =====

1    Reflects the portion of the canned vegetable business sold in fiscal 1997.

                                                                 9
       CHANGES FROM THIRD QUARTER FISCAL 1998 TO THIRD QUARTER FISCAL 1997

Net Sales: Net sales from ongoing operations decreased in the third quarter compared to the prior year by $5.4 million or 3 percent. The decrease was primarily noted within the CBF business unit. Net sales at both the Nalley business unit and the Company's Snack Food Group were consistent with that of the prior year.

The most significant decrease at CBF was noted within the vegetable category and amounted to approximately $5.2 million. Approximately $2.9 million of the vegetable decrease represents sauerkraut net sales accounted for by the newly created joint venture. The net sales of the joint venture are excluded from the Company's net sales in fiscal 1998. See NOTE 3 "Acquisitions, Disposal, and Joint Venture - Formation of New Sauerkraut Company." The remaining variance is influenced by the overall industry supply of vegetables which has negatively impacted volume and pricing.

Decreases within the fruit and other categories of CBF amount to $3.1 million and are attributable to volume and product mix. This amount was, however, offset by increases within the aseptic category of $3.2 million. The increase in aseptic sales results from new business.

Total net sales decreased in the third quarter by $15.9 million. This net decrease reflects both the reduction of businesses sold ($10.5 million) and reductions in ongoing operations ($5.4 million) described above.

Gross Profit: Gross profit of $44.9 million for the quarter ended March 28, 1998 decreased $2.4 million or 5 percent from $47.3 million for the quarter ended March 29, 1997. Excluding the businesses sold in fiscal 1997, the decrease in gross profit was approximately $1.7 million. This decrease results from the reduction in net sales described above along with changes in pricing and product mix. The Company's gross margin percentage, however, improved from 26.4 percent in the prior year to 27.5 percent in the current year.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $1.4 million as compared with the prior year. This reduction is primarily comprised of a decrease in selling and advertising expenses of $0.6 million and a decrease in trade promotions of $1.3 million. Approximately $2.0 million and $0.2 million of such decreases at the CBF and the Snack Food Group business units, respectively. The reduction at CBF is primarily attributable to the sale of the canned vegetable business in the spring of 1997. The reduction within the Snack Food Group is attributable to the timing of promotional programs offered. Such reductions were offset by a minor increase of approximately $0.3 million at Nalley.

Various other administrative expenses accounted for a $0.5 million increase.

Income from Great Lakes Kraut Company: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See
NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

Interest Expense: Interest expense for the third quarter ended March 28, 1998 decreased $0.9 million or 10.7 percent from the prior year. This improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $0.6 million while changes in rates accounted for a decrease of $0.3 million.

Provision for Taxes: The provision for taxes in the quarter ended March 28, 1998 of $0.8 million increased $0.3 million from $0.5 million in the quarter ended March 29, 1997. This increase reflects the improvement in earnings of $0.9 million. The Company's effective tax rate is impacted by the non-deductibility of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 1998 TO FIRST NINE MONTHS FISCAL 1997

Net Sales: Net sales from ongoing operations for the first nine months increased $18.3 million or 3.4 percent as compared to the prior year.

                                                                 10
The most significant increase was noted within the CBF aseptic product line. Net sales for the aseptic products increased $22.1 million. The increase in aseptic sales results from new business. The fruit category at CBF also showed increases of $2.6 million resulting from improvements in pricing and product mix.

Offsetting the above increases at CBF was a decrease of approximately $10.9 million in sauerkraut sales, which are now accounted for by the newly created joint venture and are thus excluded from the Company's net sales in fiscal 1998. See NOTE 3 "Acquisitions, Disposal, and Joint Venture - Formation of New
Sauerkraut Company." The shift of sauerkraut sales was partially offset by increases totaling $5.2 million elsewhere in the vegetable category as a result of changes in prices, volume, and product mix. The combined effect of the sauerkraut and other changes was a decrease of $5.7 million in the vegetable category at CBF for the first nine months of fiscal 1998.

Nalley experienced increases in net sales of $2.5 million. The pickle category accounted for increases of $3.1 million. This improvement results from increased sales volume in the foodservice channel. Increases of $0.5 million were also identified within the canned product line. Net decreases were noted within the remaining categories including dressings ($0.9 million decrease) and peanut butter ($0.2 million decrease).

Increases within the Snack Food Group of $0.5 million resulted from new business.

Total net sales decreased in the first nine months by $19.1 million. This net decrease reflects both the reduction of businesses sold ($37.4 million) offset by the increase in ongoing operations ($18.3 million) described above.

Gross Profit: Gross profit of $153.1 million for the nine months ended March 28, 1998 increased $4.6 million or 3.1 percent from $148.5 million for the nine months ended March 29, 1997. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $9.6 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies. The Company's gross margin percentage improved from 26.5 percent in the prior year to 28.2 percent in the current year.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $2.0 million as compared with the prior year.

This reduction was primarily comprised of a decrease in selling and advertising of $2.3 million and a decrease in trade promotions of $1.0 million. Decreases within these categories were identified at CBF (approximately $4.2 million) and at the Snack Food Group (approximately $0.5 million), while increases were noted at Nalley (approximately $1.4 million.) The sale of the canned vegetable business in the spring of 1997 accounted for $2.2 million of the reduction at CBF. The reduction within the Snack Food Group is attributable to the timing of promotional programs offered. The increase at Nalley is attributable to current competitive pressures.

Various other administrative expenses accounted for a $1.3 million increase.

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

Income from Great Lakes Kraut Company: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See
NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

Interest Expense: Interest expense for the nine months ended March 28, 1998 decreased $4.1 million or 14.9 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $3.5 million while changes in rates accounted for a decrease of $0.6 million.

Provision for Taxes: The provision for taxes for the nine months ended March 28, 1998 of $5.2 million increased $1.8 million from the prior year resulting from an increase in earnings before tax of $4.3 million. The Company's effective tax rate is impacted by the non-deductibility of goodwill.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Net cash used in operating activities increased approximately $40.4 million due primarily to several factors. Additional cash proceeds have been used during the first nine months of fiscal 1998 versus the prior year to finance inventory levels. Management intends to reduce inventory during the fourth quarter. Also, additional cash proceeds were utilized in the current year to satisfy the Company's income tax obligations. In the prior year, net operating loss carryforwards were available for use. In addition, proceeds were utilized in the first nine months of fiscal 1998 in conjunction with obtaining new business. In October of 1997, the Company became the sole supplier of frozen vegetables for a national club store. The executed contract extends for a two-year period and required an $11.0 million prepayment for volume discounts. Due to the time frame required to implement full distribution, this contract is not anticipated to significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings.

Net cash provided by investing activities decreased in the first nine months of fiscal 1998 due to the disposal of Finger Lakes Packaging and other idle facilities in fiscal 1997. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities increased from the prior year due to the receipt of proceeds from Great Lakes Kraut and additional borrowings incurred in the first nine months of fiscal 1998 for operating needs.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, Agrilink is able to borrow up to $82.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of March 28, 1998, (i) cash borrowings outstanding under the Seasonal Facility were $57.8 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of borrowing was $24.2 million. In addition to its seasonal financing, as of March 28, 1998, the Company had $25.6 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, and service debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 28, 1998, the Company is in compliance with all such covenants, restrictions, and limitations.

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

The crop and yield resulting from the 1997 growing season has resulted in an increased supply throughout the industry. Accordingly, pricing and sales volume have been negatively impacted in the third quarter. Management believes this trend will continue during the fourth quarter.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 6 to 12 and other statements made in this Form 10-Q and in other filings with the SEC).

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



                                                   AGRILINK FOODS, INC.



Date:  April 29, 1998                    By:/s/      Earl L. Powers
       --------------                       -------------------------------
                                                     Earl L. Powers
                                                Vice President Finance and
                                                  Chief Financial Officer
                                                (Principal Financial Officer
                                              and Principal Accounting Officer)