Form 10-K
period 1998-06-27
CURTICE BURNS FOODS INC
filed 1998-08-21
CIK 26285

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

                     For the Fiscal Year Ended June 27, 1998
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:
                                      NONE
                     Number of common shares outstanding at August 1, 1998:

                                  Stock: 10,000

                         FORM 10-K ANNUAL REPORT - 1998
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                          PAGE

ITEM 1.       Description of Business
                  General Development of Business......................................................     3
                  Narrative Description of Business ...................................................     3
                  Financial Information About Industry Segments........................................     5
                  Packaging and Distribution...........................................................     6
                  Trademarks...........................................................................     7
                  Raw Material Sources.................................................................     7
                  Environmental Matters................................................................     7
                  Seasonality of Business..............................................................     7
                  Practices Concerning Working Capital.................................................     8
                  Significant Customers................................................................     8
                  Backlog of Orders....................................................................     8
                  Business Subject to Government Contracts.............................................     8
                  Competitive Conditions...............................................................     8
                  New Products and Research and Development............................................     9
                  Employees............................................................................     9
                  Cautionary Statement on Forward-Looking Statements...................................     9
ITEM  2.      Description of Properties................................................................    10
ITEM  3.      Legal Proceedings........................................................................    11
ITEM  4.      Submission of Matters to a Vote of Security Holders......................................    11

                                     PART II

ITEM  5.      Market for Registrant's Common Stock and Related Security Holder Matters.................    12
ITEM  6.      Selected Financial Data..................................................................    12
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....    13
ITEM  8.      Financial Statements and Supplementary Data..............................................    20
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....    39

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................    40
ITEM 11.      Executive Compensation...................................................................    42
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........................    44
ITEM 13.      Certain Relationships and Related Transactions...........................................    44

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................    46
              Signatures...............................................................................    49



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Agrilink Foods, Inc. (the "Company" or "Agrilink"), incorporated in New York in 1961, is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. Agrilink has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Foods Group. Each business unit offers different products and is managed separately. The majority of each of the business unit's net sales is within the United States. In addition, currently all of the Company's operating facilities are within the United States.

On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands (the "Dean Foods Acquisition"). The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.6 million and operating earnings of $42.4 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase.

On September 18, 1997, Curtice-Burns Foods, Inc. changed its name to Agrilink Foods, Inc. The three recently consolidated business units of Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods, are now called Curtice Burns Foods ("CBF").

On November 3, 1994, Pro-Fac Cooperative, Inc. ("Pro-Fac") acquired Agrilink (the "Acquisition"), and Agrilink became a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. The purchase price and fees and expenses were financed with borrowings under a credit agreement (the "Credit Agreement") with CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the Credit Agreement and the Notes.

Upon  consummation  of the  Acquisition,  Pro-Fac and Agrilink  entered into the
Pro-Fac   Marketing  and   Facilitation   Agreement   (the  "Pro-Fac   Marketing
Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink, for Agrilink to provide market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink. Pro-Fac is required to reinvest at least 70 percent of the additional patronage income received back into Agrilink. To preserve the independence of Agrilink, the Pro-Fac Marketing Agreement also requires that certain directors of Agrilink be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

The Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

Under the Pro-Fac Marketing Agreement, Agrilink manages the business and affairs of Pro-Fac and provides all personnel and administrative support required. Pro-Fac pays Agrilink a quarterly fee of $25,000 for these services.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "foodservice" products, which are sold to foodservice institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1998, approximately 52 percent of the Company's net sales were branded and the remainder divided between private label and foodservice. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen vegetable specialty products, and frozen and breaded products which are sold to customers such as Food Lion, Kroger, Piggly Wiggly, Safeway,

                                                                 7
SuperValu, Topco, Wegmans and Winn-Dixie. The Company's foodservice products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Carvel, Church's, Disney, Foodservice of America, KFC, MBM, McDonald's, PYA, and SYSCO.

A description of the Company's three primary business units follows:

Curtice Burns Foods ("CBF"): On September 18, 1997, the Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods business units were consolidated and are now called Curtice Burns Foods, headquartered in Rochester, New York. The consolidated entity currently represents the largest business unit of Agrilink. This business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and "Wilderness." In fiscal 1998, approximately 36 percent of net sales for these businesses represented branded products, approximately 18 percent represented private label products and approximately 46 percent represented foodservice/industrial products.

This business unit processes fruits and vegetables under Company brands and private labels. Additional products include value-added items such as canned specialty fruits, frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes. Canned beans and tomato products are sold in several Midwestern states under the Brooks label. The category includes value-added items such as Chili Hot Beans and stewed tomatoes. This business unit is also a major supplier of branded and private label fruit fillings to retailers and foodservice institutions such as restaurants, caterers, bakeries and schools. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs.

Aseptic operations produce puddings and cheese sauces for sale. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. As part of the Dean Foods Acquisition, the Company has agreed to sell to Dean its aseptic operations located in Benton Harbor, Michigan. The fiscal 1998 net sales of the aseptic operations were $97.9 million. The fiscal 1998 earnings before interest, taxes, depreciation, and amortization ("EBITDA") was approximately $17.5 million. The sale price is approximately $83.0 million. It is anticipated the Company will recognize a gain on this sale.

Effective May 1, 1998, the Company acquired Nutrition Medical's private label adult nutrition formula business. Under terms of the Agreement, Nutrition Medical will be paid royalty payments for two years. The Company also received existing product and packaging inventories. It is anticipated this contract will be transferred to DFVC in conjunction with the pending sale of the aseptic operations.

Effective March 31, 1998, the Company entered into a multiyear logistic agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement included the sale of the Company's labeling equipment and distribution center.

Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables.

In the fall of 1997, the Company was named the sole supplier of frozen vegetables for all Sam's club stores across the United States. Shipments began in the fourth quarter of fiscal 1998, and it is anticipated full distribution will occur in the first quarter of fiscal 1999.

Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. This joint venture includes the Silver Floss and Krrrrisp Kraut Brands.

On June 27, 1997, Americold acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold manages this facility and all frozen food transportation operations of Agrilink in Georgia and New York.

In May 1997, Agrilink sold its private label canned vegetable operation to Seneca Foods, along with its Blue Boy brand. Included in this sale were the Leicester, New York manufacturing facility and LeRoy, New York distribution warehouse. The disposal did not include the Greenwood and Silver Floss labels, or sauerkraut, beets in glass jars, or frozen vegetable businesses. This transaction also included an agreement requiring Agrilink to handle all vegetable sourcing for Seneca Foods at its New York plants.

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter, salsa, and syrup, which are sold throughout the Northwest and Western United States and Western Canada. Approximately 74 percent of Nalley products are branded; however, private label and foodservice accounts for a growing percentage of Nalley business.

Several of Nalley's products have leading market shares in the Pacific Northwest, such as chili and "Nalley" and "Farman's" pickles. In the Pacific Northwest, the Company's "Nalley" and "Bernstein's" brands of salad dressings have a combined market share of approximately 20 percent.

In April 1997, the Company acquired certain businesses from Nalley Canada Ltd., a privately held, independent snack food company and former subsidiary of Agrilink. The acquired Canadian operations include a $12.0 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada.

Snack Foods Group: During fiscal 1998, two of the Agrilink snack businesses, Snyder of Berlin and Husman Snack Foods, were united under one management group. The two entities combined resources to obtain the most cost efficient operations. Tim's Cascade Potato Chips represents the Company's other snack food operation. A brief description of each follows:


         Snyder of Berlin: Snyder of Berlin, located in Berlin, Pennsylvania, produces and markets several varieties of potato chips including regular and kettle fried, as well as several varieties of corn-based snack products, primarily under the "Snyder of Berlin" brand. Snyder products are recognized for their unique taste and freshness among users in Mid-Atlantic states.

         Effective March 10, 1998, the Company acquired the majority of the assets and the business of C&O Distributing Company ("C&O") of Canton, Ohio. C&O distributes snack products for Snyder of Berlin.

         Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributes snack products for Snyder of Berlin.

         Husman Snack Foods: Husman Snack Foods, located in Cincinnati, Ohio, manufactures and markets potato chips, popcorn, and cheese curls and distributes other snack items in Cincinnati and Dayton, Ohio and areas of Northern Kentucky. Husman creates a unique product niche by customizing its product development and promotions to local tastes. Multi-packs and licensing agreements with local restaurants are two ways Husman creates its value-added products.

         Tim's Cascade Potato Chips: Tim's Cascade Potato Chips, located in Auburn, Washington, produces kettle-fried potato chips, popcorn, cheese curls, and snack mix in the Washington, Northern Idaho, Oregon, and Montana area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in one industry segment, the processing and sale of various food products. The financial statements for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, which are included in this report, reflect the information relating to that segment for each of the Company's last three fiscal years.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Company's activities. Branded lines of the CBF business unit are sold primarily through food brokers who sell primarily to supermarket chains and various institutional entities. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Curtice Burns Express ("CBX"), a subsidiary of the Company, is a licensed common carrier with authority in 48 states. It is used by the Company to obtain backhaul volume on shipments using the Company's trucks or contract haulers. The other business units of the Company lease their equipment to CBX for these backhauls.

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

Fruit fillings and toppings         Comstock, Globe, Gracias, Thank You, Wilderness

Peanut butter                       Adams

Pickles                             Farman's, Nalley

Popcorn                             Pops-Rite, Super Pop

Puddings(1)                         Gracias, Thank You

Salad dressings                     Bernstein's, Bernstein's Light Fantastic, Nalley

Snack food                          Cheese Pleezers, Husman, La Restaurante,  Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips,
                                    Naturally Good, Matthews

Syrup                               Lumberjack

Sauerkraut(2)                       Silver Floss, Farman's, Krrrrisp Kraut


(1) It is anticipated that these brand names will be licensed to Dean for the production and sale of puddings in conjunction with the anticipated sale of the aseptic operations.

(2) Represent trademarks of Great Lakes Kraut Company. The Company owns a 50 percent interest in this joint venture.

                              RAW MATERIAL SOURCES

In fiscal 1998, the Company acquired approximately 76 percent of its raw agricultural products from Pro-Fac. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This situation typically results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The Company purchases all of its requirements for nonagricultural products, including containers, in the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

                              ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste material resulting from the preparation and processing of foods and the emission of wastes and odors inherent in the heating of foods during preparation are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position or financial condition.

Among the various programs for the protection of the environment which have been adopted by the Company to date, the most important for the operations of the Company are the waste water discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has received permits for all facilities for which permits are required. Each year the Company submits applications for renewal permits for some of the facilities.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 1998, total capital expenditures of Pro-Fac and the Company were $14.1 million of which approximately $0.6 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally wastewater treatment facilities, will be approximately $0.8 million for the 1999 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and condiments). Since many of the raw materials processed by the Company are

                                                                 18
agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of those finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. A short-term line of credit is available to the Company under agreements with the Bank. This line of credit is used primarily for seasonal borrowing, the amount of which fluctuates during the year. The line of credit is subject to annual renewal.

Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                              SIGNIFICANT CUSTOMERS

The Company's one principal industry segment is not dependent upon the business of a single customer or a few customers. The Company does not have any customers to whom sales are made in an amount which equals 10 percent or more of the Company's net sales.

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

Quality of product and uniformity of quality are important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product which it purchases. The members of Pro-Fac generally operate relatively large production operations with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are currently marketed under regional brands and its marketing programs are focused on local tastes and preferences as a means of developing consumer brand loyalty. The Company's advertising program utilizes local media, national magazines, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and foodservice customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 52 percent; sales to the foodservice industry (restaurants and institutional customers) represent approximately 23 percent; private label sales currently represent approximately 15 percent; and sales to other manufacturers are approximately 10 percent of total sales.

An estimate of the number of competitors in the markets served by the Company is very difficult. Currently, nearly all products sold by the Company compete with the nationally advertised brands of the leading food processors, including Borden, DelMonte, Green Giant, Heinz, Frito-Lay, Kraft, Vlasic, Birds Eye, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

In conjunction with the anticipated Dean Foods Acquisition, the Company will obtain the Birds Eye brand name. Management believes that the addition of the DFVC branded products to the Company's portfolio will enhance its existing business and provide for significant opportunities for growth.

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

                                    EMPLOYEES

As of June 27, 1998, the Company had 3,727 full-time employees, of whom 2,428 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 334 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its relationship with its employees is good.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 13 to 19 and other statements made in this Form 10-K) and in other filings with the SEC.

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

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Agrilink or one of its subsidiaries or leased from third parties. All of the properties owned by Agrilink are subject to mortgages in favor of the Bank. In general, each business unit occupies offices, processing plants and warehouse space. Some business units have processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and warehouse locations dispersed to facilitate the distribution of finished products. Agrilink believes that its facilities are in good condition and suitable for the operations of the Company.

Four of the properties are held for sale. These properties are located in Alton, New York; Rushville, New York, Mt. Summit, Indiana; and Wall Lake, Iowa.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale, certain public warehouses leased by the Company from third parties from time to time, and facilities owned by the Company's joint venture, Great Lakes Kraut). Except as otherwise noted, each facility set forth below is owned by the Company.

                      FACILITIES UTILIZED BY THE COMPANY


Type of Property (By Business Unit)                                           Location             Square Feet

CURTICE BURNS FOODS:
   Office building, manufacturing plant and warehouse1                     Benton Harbor, MI          239,252
   Manufacturing plant and warehouse                                       Fennville, MI              350,000
   Canning plant and warehouse                                             Lawton, MI                 142,000
   Warehouse                                                               Sodus, MI                  243,138
   Warehouse and office; public storage facility2                          Vineland, NJ               191,710
   Freezing plant; warehouse; office and dry storage                       Barker, NY                 123,600
   Freezing plant                                                          Bergen, NY                 138,554
   Cold storage and repack facility and public storage warehouse           Brockport, NY              429,052
   Canning plant and warehouse; freezing plant                             Oakfield, NY               263,410
   Canning plant and warehouse                                             Red Creek, NY              153,076
   Manufacturing plant                                                     Ridgway, IL                 50,000
   Distribution and warehouse                                              North Bend, NE              50,000
   Office, freezing plant, cold storage and repackaging facility           Montezuma, GA              591,300
   Office, freezing plant and cold storage                                 Alamo, TX                  114,446
   Manufacturing plant and warehouse                                       Bridgeville, DE            104,383


NALLEY FINE FOODS:
   Office building, warehouse and tank farm                                Enumclaw, WA                87,313
   Office building, manufacturing plant and warehouse                      Tacoma, WA                 412,564
   Parking lot and yards2                                                  Tacoma, WA                 305,470
   Warehouses2                                                             Tacoma, WA                 493,556
   Receiving and grading station2                                          Cornelius, OR               11,700
   Receiving and grading station2                                          Mount Vernon, WA           150,373
   Office building - Fuller Building2                                      Tacoma, WA                  60,000


SNACK FOODS GROUP:
   Office, plant and warehouse                                             Berlin, PA                 190,225
   Administrative, plant, warehouse and distribution center - Tim's2       Auburn, WA                  34,000
   Plant, warehouse, and distribution center - Matthews2                   Auburn, WA                  37,442
   Office, plant and warehouse                                             Cincinnati, OH             113,576
   Distribution center2                                                    Elwood City, PA             13,000
   Distribution center2                                                    Monessen, PA                20,000
   Distribution center2                                                    Canton, OH                   8,200


CORPORATE HEADQUARTERS:

   Headquarters office2 (Includes office space for CBF
   as well as a Corporate Conference Center)                               Rochester, NY               62,500

1 It is anticipated this facility will be sold to Dean in conjunction with the sales of the Company's aseptic operations.

2 Leased from third parties, although certain related equipment is owned by the Company.

ITEM 3.       LEGAL PROCEEDINGS

The Company is a party to legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that the Company might incur upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by governmental authorities. The Company maintains general liability insurance coverage in amounts deemed to be adequate by management.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

All of the capital stock of the Company is owned by Pro-Fac Cooperative, Inc.


ITEM 6. SELECTED FINANCIAL DATA


                              Agrilink Foods, Inc.


FIVE YEAR SELECTED FINANCIAL DATA


(Dollars in Thousands)

                                                                                         Fiscal Year Ended June
                                                                      1998         1997          1996         1995*         1994
                                                                   ----------   ----------    ----------    ---------     ---------

 Summary of Operations:
   Net sales                                                        $719,665     $730,823      $739,094      $748,525      $829,116
   Cost of sales                                                    (524,082)    (539,081)     (562,926)     (530,139)     (592,621)
                                                                    --------    ---------      --------      --------      --------
   Gross profit                                                      195,583      191,742       176,168       218,386       236,495
   Selling, administrative, and general expenses                    (141,837)    (145,392)     (156,067)     (159,937)     (186,934)
   Income from Great Lakes Kraut Company                               1,893            0             0             0             0
   Gain on sale of Finger Lakes Packaging                                  0        3,565             0             0             0
   Restructuring (including gains from disposal)                           0            0        (5,871)       (8,415)        7,768
   Change in control expenses                                              0            0             0        (2,150)       (3,500)
   Gain on assets net of additional costs incurred as a
     result of a fire                                                      0            0             0         4,154             0
                                                                    --------     --------      --------      --------      --------
   Operating income before dividing with Pro-Fac                      55,639       49,915        14,230        52,038        53,829
   Interest expense                                                  (30,633)     (35,030)      (41,998)      (32,414)      (18,205)
                                                                    --------     --------      --------      --------      --------
   Pretax income/(loss) before dividing with Pro-Fac and before
     cumulative effect of an accounting change                        25,006       14,885       (27,768)       19,624        35,624
   Pro-Fac share of (income)/loss before cumulative effect of
     an accounting change                                            (12,503)      (7,442)        9,037        (9,616)      (16,849)
                                                                    --------     --------      --------      --------      --------
   Income/(loss) before taxes and cumulative effect of
     an accounting change                                             12,503        7,443       (18,731)       10,008        18,775
   Tax (provision)/benefit                                            (5,689)      (3,668)        6,853        (6,026)       (8,665)
                                                                    --------     --------      --------      --------      --------
   Income/(loss) before cumulative effect of an accounting change      6,814        3,775       (11,878)        3,982        10,110
   Cumulative effect of an accounting change before
     dividing with Pro-Fac                                                 0        4,606             0             0             0
   Pro-Fac share of an accounting change                                   0       (2,859)            0             0             0
                                                                    --------     --------      --------      --------      --------
   Net income/(loss)                                                $  6,814     $  5,522      $(11,878)     $  3,982      $ 10,110
                                                                    ========     ========      ========      ========      ========

Balance Sheet Data:
   Working capital                                                  $108,075     $ 84,060      $107,875      $144,171      $104,049
   Ratio of current assets to current liabilities                      1.9:1        1.8:1         2.0:1         2.3:1         1.7:1
   Total assets                                                     $566,439     $542,561      $634,250      $672,284      $446,938
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                               $229,937     $222,829      $309,683      $343,665      $ 79,061
   Long-term obligations under capital leases (excludes
     current portion)                                               $    503     $    817      $  1,125      $  1,620      $124,973

Other Statistics:
     Average number of employees:
     Regular                                                           3,620        3,507         3,886         3,838         5,169
     Seasonal                                                          1,125        1,068         1,478         1,540         1,596

*Represents the results of operations for both the Predecessor and Successor entities for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 1996 through fiscal 1998.

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

The following tables illustrate the Company's results of operations by business unit for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, and the Company's total assets by business at June 27, 1998 and June 28, 1997.

Net Sales
(Dollars in Millions)
                                                                           Fiscal Years Ended
                                                     6/27/98                       6/28/97                        6/29/96
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----

CBF                                            469.0           65.2           440.2           60.2          431.2            58.4
Nalley Fine Foods                              182.1           25.3           182.4           25.0          189.2            25.6
Snack Foods Group                               68.6            9.5            67.3            9.2           63.7             8.6
                                               -----          -----           -----          -----         ------         -------
     Subtotal ongoing operations               719.7          100.0           689.9           94.4          684.1            92.6
Businesses sold1                                 0.0            0.0            40.9            5.6           55.0             7.4
                                               -----          -----           -----          -----         ------         -------
     Total                                     719.7          100.0           730.8          100.0          739.1           100.0
                                               =====          =====           =====          =====          =====           =====

1 Includes the sales of Finger Lakes Packaging, the portion of the canned vegetable business sold, Nalley Canada Ltd., and Nalley US chips and Snacks business. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                                                      Fiscal Years Ended
                                                                  6/27/98                   6/28/97                   6/29/96
                                                                         % of                      % of                       % of
                                                                $        Total            $        Total             $        Total
                                                             -------     -----         -------     -----          -------     -----

CBF                                                          47.1         84.7         40.5          81.1         26.5        186.6
Nalley Fine Foods                                            10.4         18.7         10.8          21.7         (2.9)       (20.4)
Snack Foods Group                                             6.9         12.4          5.9          11.8          4.1         28.9
Corporate overhead                                           (8.8)       (15.8)       (10.5)        (21.0)        (6.8)       (47.9)
                                                             ----        -----        -----         -----         ----        -----
   Subtotal ongoing operations                               55.6        100.0         46.7          93.6         20.9        147.2
Businesses sold and other non-recurring2                      0.0          0.0          3.2           6.4         (6.7)       (47.2)
                                                             ----        -----        -----         -----         ----        ----
     Total                                                   55.6        100.0         49.9         100.0         14.2        100.0
                                                             ====        =====        =====         =====         ====        =====

1 Excludes cumulative effect of an accounting change in fiscal 1997. See NOTE 1 to the "Notes to Consolidated Financial Statements."

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

EBITDA1,2
(Dollars in Millions)

                                                                                     Fiscal Years Ended
                                                                 6/27/98                   6/28/97                   6/29/96
                                                                         % of                       % of                     % of
                                                               $         Total          $           Total          $         Total
                                                             -----       -----        ------        -----        -----       -----

CBF                                                          61.0         78.9         57.1          74.4         44.4       101.6
Nalley Fine Foods                                            16.0         20.7         16.2          21.1          2.3         5.3
Snack Foods Group                                             8.8         11.4          7.6           9.9          6.0        13.7
Corporate                                                    (8.5)       (11.0)       (10.1)        (13.1)        (6.9)      (15.8)
                                                             ----        -----        -----         -----        -----       -----
   Subtotal ongoing operations                               77.3        100.0         70.8          92.3         45.8       104.8
Businesses sold and other non recurring3                      0.0          0.0          5.9           7.7         (2.1)       (4.8)
                                                             ----        -----        -----         -----        -----       -----
   Total                                                     77.3        100.0         76.7         100.0         43.7       100.0
                                                             ====        =====        =====         =====        =====       =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") begins with the pretax income of Agrilink before dividing with Pro-Fac and before cumulative effect of an accounting change, and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles. In conjunction with the acquisition of Agrilink by Pro-Fac in 1994, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased, making year-to-year comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

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

Total Assets
(Dollars in Millions)
                                                            6/27/98                            6/28/97
                                                                       % of                               % of
                                                       $               Total               $              Total
                                                     -----             -----             -----            -----

                  CBF                                362.2              63.9             329.0             60.6
                  Nalley Fine Foods                  137.4              24.3             144.4             26.6
                  Snack Foods Group                   28.0               4.9              26.7              4.9
                  Corporate                           38.8               6.9              42.5              7.9
                                                     -----             -----             -----            -----
                      Total                          566.4             100.0             542.6            100.0
                                                     =====             =====             =====            =====

                     CHANGES FROM FISCAL 1997 TO FISCAL 1998

Net income for fiscal 1998 of $6.8 million represented a $1.3 million or 23.6 percent increase over the prior year's net income of $5.5 million. Total EBITDA before cumulative effect of an accounting change was $77.3 million as compared to $76.7 million in the prior year. Excluding the impact of businesses sold and other non-recurring activities, EBITDA increased $6.5 million or 9.2 percent to $77.3 million, while operating income increased $8.9 million or 19.1 percent to $55.6 million from the prior year $46.7 million. These improvements reflected the benefits from numerous initiatives including: (1) increase in volume and new customers in many of the Agrilink product lines; (2) the continuing benefits from structural changes made within the organization including the consolidation of operations and facilities; and (3) a decrease in interest expense due to initiatives undertaken in the prior year to reduce debt and focus on strategic product lines.

Net Sales: Total net sales for the year decreased $11.1 million or 1.5 percent to $719.7 in fiscal year 1998 from $730.8 million in fiscal year 1997. Excluding the net sales of businesses sold by the Company, net sales increased by $29.8 million or 4.3 percent to $719.7 million in fiscal year 1998 from $689.9 million in fiscal year 1997.

The increase in net sales for ongoing operations came primarily from the CBF business unit which accounted for an increase of $28.8 million. This increase was attributable to changes in volume and new customers. In addition, prior year net sales include $13.8 million in sauerkraut sales, which are now accounted for by the joint venture created in fiscal 1998. See NOTE 3, "Acquisitions, Disposals, and Restructuring - Formation of New Sauerkraut Company." Excluding the impact of sauerkraut sales from the prior year, net sales within the vegetable category increased $20.2 million. Net sales for the fruit category increased by $3.0 million to $119.7 million in fiscal 1998 due to improvements in both pricing and product mix.

Net sales for aseptic products increased by $24.4 million to $97.9 million in fiscal 1998 as a result of new business. It is anticipated that these operations will be sold to Dean Foods Company ("Dean") during the first quarter of fiscal 1999.

Net sales for Nalley remained relatively flat with the prior year as gains in the pickle and canned categories were offset by reductions in dressings and peanut butter. Within the pickle category, net sales for fiscal 1998 increased $3.0 million as a result of increased volume in the foodservice channel. Competitive pressures on volume and price resulted in a $3.0 million decrease in net sales for dressings. In addition, peanut butter experienced a $0.6 million decrease in net sales.

Net sales for the Snack Foods Group increased by $1.3 million or 1.9 percent to $68.6 million in fiscal 1998 as a result of new business in the Northwest and product line extensions, including kettle chips within Snyder of Berlin.

Gross Profit: Gross profit of $195.6 million in fiscal 1998 increased $3.9 million or 2.0 percent from $191.7 million in fiscal 1997. Excluding the impact of businesses sold in fiscal 1997, gross profit increased $8.1 million. This increase is attributable to improved margins in many of the Company's product lines.

The increase in gross profit at the CBF business unit was $5.0 million. The fruit category showed improvements of $5.5 million resulting from changes in pricing and product mix. The vegetable category showed a decline of $0.9 million. However, excluding the impact of the canned vegetable business sold in 1997, margin within the vegetable category improved $1.5 million. This increase is disproportionate to the increase in net sales described above primarily due to pricing within the industry. As highlighted under "Short- and Long-Term Trends," the vegetable portion of the Company's business can be impacted by the national market. During the third and fourth quarters of fiscal 1998, pricing was negatively impacted by an oversupply situation.

Overall, gross margin at Nalley decreased $0.5 million. While production and purchasing efficiencies yielded benefits, such amounts were offset by volume declines within the dressing category due to competitive pressures.

Increases in net sales within the Snack Foods Group resulted in margin improvements of $0.7 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $3.6 million as compared with the prior year. This decrease is primarily due to: (1) reductions in selling expenses of $1.4 million; (2) reductions in incentive costs of $1.2 million; and (3) the impact of a favorably settled outstanding tax claim with the state of Washington for $1.4 million.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 3 - "Other matters - Formation of New Sauerkraut Company" to the consolidated financial statements of Agrilink included elsewhere herein.

Interest Expense: Interest expense decreased $4.4 million or 12.6 percent to $30.6 million in fiscal 1998 from $35.0 million in fiscal 1997. This improvement is primarily the result of management's focus on debt reduction during fiscal year 1997. Specific actions taken by management included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. The reduction in debt accounted for $3.5 million of the reduction in interest expense while changes in rate accounted for the remaining $0.9 million reduction.

Provision for Taxes: The provision for taxes increased $2.0 million or 54.1 percent to $5.7 million in fiscal 1998 from $3.7 million in fiscal 1997. This increase was a result of a $5.1 million increase in earnings before tax. Agrilink's effective tax rate in fiscal 1998 was 45.5 percent which is negatively impacted by the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements" to the consolidated financial statements of Agrilink included elsewhere herein.

                     CHANGES FROM FISCAL 1996 TO FISCAL 1997

Net income for fiscal 1997 of $5.5 million represented a $17.4 million increase over the prior year's loss of $11.9 million. Total EBITDA before cumulative effect of an accounting change was $76.7 million for the year ended June 28, 1997 as compared to $43.7 million in the prior year. EBITDA for ongoing business reached $70.8 million as compared to the prior year's $45.8 million. This significant improvement reflected the benefits from numerous initiatives including: (1) a reduction in debt by $86.8 million which included the sales of Finger Lakes Packaging, the canned vegetable business, the Georgia Distribution facility, idle manufacturing facilities, and efforts to improve cash flow through better management of working capital requirements (see NOTES 3 and 5 to the "Notes to Consolidated Financial Statements"); (2) the implementation of structural changes within the organization, including the consolidation of the operations of Brooks Foods and Southern Frozen Foods into CBF; and (3) the consolidation of support services such as human resources and agricultural services. The reduction in interest expense as a result of the debt reduction initiatives improved net income by $5.5 million and consolidation efforts accounted for approximately $2.0 million of the $6.5 million reduction in selling, administrative, and general expenses.

Structural changes within the Company's business units included a review of the Nalley operations and the consolidation of several other operations. EBITDA for the Nalley business unit was $16.2 million for the year ended June 28, 1997 as compared to $2.3 million in the prior year. These results were driven by organizational changes and the absence of the significant start-up costs for the new salad dressing line which were incurred throughout fiscal 1996.

Net Sales: Total net sales decreased by $8.3 million or 1.1 percent to $730.8 million in fiscal 1997 from $739.1 million in fiscal 1996. Excluding businesses sold, net sales increased $5.8 million or 0.8 percent to $689.9 million in fiscal 1997 from $684.1 million in fiscal 1996.

Net sales at CBF increased $9.0 million or 2.1 percent to $440.2 million in fiscal 1997 from $431.2 million in fiscal 1996. This increase was due to improvements in pricing and increased sales from new customers.

Net sales at Nalley decreased by $6.8 million or 3.6 percent to $182.4 million in fiscal 1997 from $189.2 million in fiscal 1996. While the canned category showed increases of $1.5 million, such gains were offset by reductions in all other categories of $8.3 million. Such reductions resulted from competitive pressures on volume and price.

Net sales at the Snack Foods Group increased $3.6 million or 5.7 percent to $67.3 million in fiscal 1997 from $63.7 million in fiscal 1996. Of this increase, $0.9 million was attributable to the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996. The $2.7 million increase from the existing remaining business was due to the addition of new customers and product line extensions. Management believes the acquisition of Matthew's broadened its line of products and, therefore, enhanced its earnings capability. However, due to the competitive nature of the snack food industry, management is unable to assess whether such increases within the Snack Foods Group will continue to be realized.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. This increase is attributable to improved margins in all of the Company's business units.

The increase in gross profit was benefited by improved/increased pricing at the CBF business unit. As highlighted under "Short and Long-Term Trends," the vegetable and fruit portions of the Company's business can be positively or negatively impacted by the national crop yields. The status of the national supply situation controls pricing. During fiscal 1997, crop yields of commodities in markets in which the Company operates were below that of the prior year and, therefore, pricing levels within the commodities markets in which the Company competes were increased. The increase in pricing favorably impacted gross profit by $9.5 million.

Nalley, which in the prior year experienced extremely high start-up costs on its new salad dressing line, has managed through those issues and has significantly improved margins. Operating improvements made at Nalley, primarily the elimination of start-up costs on the new salad dressing line, reductions in manufacturing variances, and reductions in promotional expenses improved gross profit by $4.0 million.

Increased sales from the Snack Foods Group also improved profitability. The increase in sales within the Snack Foods Group contributed an increase to gross profit of $1.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $10.7 million as compared with the prior year. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to the Company's incentive program. Payments under the incentive programs in fiscal 1997 are attributable to the significantly improved earnings. The net decrease is attributed to a $5.8 million decrease in selling ($1.7 million), advertising ($1.0 million), and trade promotions expenses ($3.1 million) resulting from decreased spending at Nalley's. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CBF and the sale of Finger Lakes Packaging.

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

Interest Expense: Interest expense decreased $7.0 million or 16.6 percent to $35.0 million in fiscal 1997 from $42.0 million in fiscal 1996. This improvement resulted from both the inventory reduction and cash-flow-management programs initiated in fiscal 1996. In addition, debt was reduced by the proceeds from the sale of Finger Lakes Packaging, the canned vegetable business, and idle facilities.

Provision for Taxes: The provision for taxes increased $10.6 million to $3.7 million in fiscal 1997 from a $6.9 million benefit in fiscal 1996. Agrilink's effective tax rate in fiscal 1997 was 49.3 percent which was negatively impacted by the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to the Consolidated Financial Statements" to the consolidated financial statements of Agrilink included elsewhere herein.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Company's historic financial statements.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" included in the consolidated financial statements of Agrilink, included elsewhere herein, for fiscal 1998 compared to fiscal 1997.

Net cash provided by operating activities decreased in fiscal 1998 primarily due to an increase in inventory of approximately $25.7 million. This increase is primarily due to: (1) an increase of $8.0 million in inventory to support additional business regarding the Sam's national club stores as described below;
(2) an increase of $4.0 million of inventory associated with the acquisition of DelAgra; and (3) changes in growing areas/timing of crop intake and early harvesting of crops resulting from the 1998 growing season (approximately $11.0 million).

In addition, during October of 1997, the Company became the sole supplier of frozen vegetables for the Sam's national club stores. The executed contract extends for a two-year period and required an $11.0 million prepayment for volume discounts. Due to the time frame required for the incumbent supplier to exit these operations and for the Company to implement full distribution, this contract did not significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings, although, there can be no assurance it will do so.

An offsetting increase in cash provided by operating activities resulted from the changes in accounts payable and accrued expenses due to the timing of liquidation.

Net cash provided by investing activities decreased significantly in fiscal 1998, primarily due to the sales in fiscal 1997 of Finger Lakes Packaging, a portion of the canned vegetable business, the Georgia distribution center, and several idle facilities. In fiscal 1998, the only significant disposal consisted of the sale of the distribution center in Coloma, Michigan. All proceeds from asset sales were applied to Bank debt in accordance with the terms of the Credit Agreement. In addition, in fiscal 1998, acquisitions accounted for the use of $7.4 million of investing cash flow. These proceeds were utilized to purchase DelAgra Corporation of Bridgeville, Delaware and C&O Distributing Company of Canton, Ohio. The purchase of property, plant, and equipment decreased by $2.8 million or 16.6 percent to $14.1 million in fiscal 1998 and from $16.9 million in fiscal 1997 and was for general operating purposes.

Financing activities provided $11.4 million of cash in fiscal 1998 compared to using $85.6 million in cash for fiscal 1997. Cash used in fiscal 1997 included $104.9 million of debt repayment which resulted from the cash provided by the sale of certain assets during the year.

Borrowings: Under the Company's Credit Agreement with the Bank, Agrilink is able to borrow up to $82.0 million for working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the available line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As of June 27, 1998, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $82.0 million. In addition to its seasonal financing, as of June 27, 1998, the Company had $39.1 million available for long-term borrowings under the Term Loan Facility.

The Credit Agreement and Indenture requires that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 27, 1998, the Company is in compliance with all such covenants, restrictions and limitations.

To complete the Dean Foods acquisition, the Company will incur a significant amount of new borrowings. Management anticipates that the acquisition will be financed through a combination of bank and subordinated debt. Management believes the combined activities of the two businesses will provide adequate cash flow to service debt.

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 1999 and 2000, including capital expenditures relating to DFVC, will be approximately $25.0 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 1998 and 1997 the Company has focused on the Company's core businesses and growth opportunities. A complete description of the acquisition and disposal activities completed is outlined at
NOTE 3 to the "Notes to Consolidated Financial Statements."

In addition, on July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.6 million and operating earnings of $42.4 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase.

The vegetable and fruit portions of the business, which includes CBF, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The crop and yields resulting from the 1997 growing season has resulted in an increased supply throughout the industry. Accordingly, pricing and sales volume have been negatively impacted in the third and fourth quarters of fiscal 1998.

New Credit Facility: In connection with the acquisition of DFVC, the Company has received a commitment letter from a bank to provide a new credit facility (the "New Credit Facility"), which is expected to consist of a $200.0 million revolving credit facility (the "Revolving Credit Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). Such commitment, however, is subject to a number of conditions, including the execution and delivery of a New Credit Facility agreement satisfactory to the lender.

The Term Loan Facility is expected to be comprised of a term A facility of $150.0 million (the "Term Loan A"), which will have a maturity of five years, a term B facility of $175.0 million (the Term Loan B"), which will have a maturity of six years, and a term C facility of $175.0 million (the "Term Loan C"), which will have a maturity of seven years. The Revolving Credit Facility will have a maturity of five years.

The New Credit Facility will bear interest, at the Company's option, at the Administrative Agent's alternate base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for the Revolving Credit Facility and Term Loan A, (y) 1.75 percent for Term Loan B, and (z) 2.00 percent for Term Loan C; and (ii) in the case of LIBOR loans, (x) 2.25 percent for Revolving Credit Facility and Term Loan A, (y) 2.75 percent for Term Loan B, and (z) 3.00 percent for Term Loan C. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4.0 million of the restructuring charge comprised employee termination benefits. There were no noncash write-offs included in the fiscal 1996 restructuring charge. The cost of the strategic consulting activities was liquidated through payment in fiscal 1996. The $4.0 million reserve for employee terminations is being liquidated in accordance with severance agreements reached with such employees. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. During 1998, all remaining material amounts were liquidated.

Year 2000 and Information Services Reorganization: A full inventory and analysis of business applications and related software was performed and the Company determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. No major delay in these initiatives is anticipated.

In addition, the Company is contacting non-IT vendors to ensure that any of their products that are currently in use can adequately deal with the change in century. Areas being addressed include full reviews of manufacturing equipment, telephone and voice mail systems, security systems, and other office/site support systems. Based upon preliminary information, the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost of the project is being funded through operating cash flows.

The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

The Company expects to complete the Year 2000 project during the fall of 1999. Based on the progress made to date (which includes compliant systems in place and in production), the Company does not believe any material exposure to significant business interruption exists. In the event some of the remaining elements of the Company's Year 2000 compliance project are delayed, procedures have been addressed to ensure alternative workaround initiatives are completed.

On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and the Company announced a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50 million, is for SCT's OnSite outsourcing services, ADAGE ERP software and implementation services and assistance in solving the Year 2000 issue.

Product Recall: In February 1997, the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. The total estimated cost of the product recall was $0.5 million. This amount was recognized as an expense in fiscal 1997. The Company received closure of this matter by the FDA on March 11, 1998. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under the Company's insurance policies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                      ITEM                                                                                                   Page

Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   21
   Report of Independent Accountants.......................................................................................   22
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Deficit for the years ended
       June 27, 1998, June 28, 1997, and June 29, 1996.....................................................................   23
     Consolidated Balance Sheet at June 27, 1998 and June 28, 1997.........................................................   24
     Consolidated Statement of Cash Flows for the years ended June 27, 1998, June 28, 1997, and June 29, 1996..............   25
     Notes to Consolidated Financial Statements............................................................................   27


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

The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting report is on the subsequent page.

The Board of Directors exercises its responsibility for these financial statements. The independent accountants and internal auditors of the Company have full and free access to the Board. The Board periodically meets with the independent accountants and the internal auditors, without management present, to discuss accounting, auditing and financial reporting matters.



/s/ Dennis M. Mullen                           /s/ Earl L. Powers
    Dennis M. Mullen                               Earl L. Powers
    President and                                  Vice President Finance and
    Chief Executive Officer                        Chief Financial Officer

July 31, 1998

                        Report of Independent Accountants

To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated deficit and of cash flows listed under
Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in NOTE 1 to the consolidated financial statements, the Company changed its method of accounting for spare parts in fiscal 1997.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996 when read in conjunction with the consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
     PRICEWATERHOUSECOOPERS LLP

Rochester, New York
July 31, 1998

                                               FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations and Accumulated Deficit
(Dollars in Thousands)

                                                                             Fiscal 1998      Fiscal 1997       Fiscal 1996

Net sales                                                                     $719,665         $730,823          $739,094
Cost of sales                                                                 (524,082)        (539,081)         (562,926)
                                                                              --------         --------          --------
Gross profit                                                                   195,583          191,742           176,168
Selling, administrative, and general expenses                                 (141,837)        (145,392)         (156,067)
Income from Great Lakes Kraut Company                                            1,893                0                 0
Gain on sale of Finger Lakes Packaging                                               0            3,565                 0
Restructuring charge                                                                 0                0            (5,871)
                                                                              --------         --------          --------
Operating income before dividing with Pro-Fac                                   55,639           49,915            14,230
Interest expense                                                               (30,633)         (35,030)          (41,998)
                                                                              --------         --------          --------
Pretax income/(loss) before dividing with Pro-Fac and before
   cumulative effect of an accounting change                                    25,006           14,885           (27,768)
Pro-Fac share of (income)/loss before cumulative effect of an
   accounting change                                                           (12,503)          (7,442)            9,037
                                                                              --------         --------          --------
Income/(loss) before taxes and cumulative effect of an accounting change        12,503            7,443           (18,731)
Tax (provision)/benefit                                                         (5,689)          (3,668)            6,853
                                                                              --------         --------          --------
Income/(loss) before cumulative effect of an accounting change                   6,814            3,775           (11,878)
Cumulative effect of an accounting change before
   dividing with Pro-Fac                                                             0            4,606                 0
Pro-Fac share of an accounting change                                                0           (2,859)                0
                                                                              --------         --------          --------
Net income/(loss)                                                                6,814            5,522           (11,878)
Accumulated deficit at beginning of period                                     (11,878)         (11,878)                0
Cash dividends to Pro-Fac                                                       (6,814)          (5,522)                0
                                                                              --------         --------          --------
Accumulated deficit at end of period                                          $(11,878)        $(11,878)         $(11,878)
                                                                              ========         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

                                                      ASSETS

                                                                                                         6/27/98         6/28/97
Current assets:
   Cash and cash equivalents                                                                            $  5,046        $  2,836
   Accounts receivable trade, less allowances for bad debts of  $774 and $970, respectively               55,046          48,661
   Accounts receivable, other                                                                              3,575           2,813
   Current deferred tax asset                                                                              4,642           8,198
   Inventories -
     Finished goods                                                                                      111,153          87,904
     Raw materials and supplies                                                                           30,433          27,001
                                                                                                        --------        --------
       Total inventories                                                                                 141,586         114,905
                                                                                                        --------        --------
   Current investment in Bank                                                                              1,994             946
   Prepaid manufacturing expense                                                                           8,404           8,265
   Prepaid expenses and other current assets                                                              12,989           6,323
                                                                                                        --------        --------
       Total current assets                                                                              233,282         192,947
Investment in Bank                                                                                        22,377          24,321
Investment in Great Lakes Kraut Company                                                                    6,584               0
Property, plant, and equipment, net                                                                      194,615         217,923
Assets held for sale at net realizable value                                                               2,662           3,259
Goodwill and other intangible assets less accumulated amortization of $13,634
   and $10,053, respectively                                                                              94,744          96,429
Other assets                                                                                              12,175           7,682
                                                                                                        --------        --------
       Total assets                                                                                     $566,439        $542,561
                                                                                                        ========        ========
                                       LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                                         6/27/98         6/28/97
Current liabilities:
   Current portion of obligations under capital leases                                                  $    256        $    558
   Current portion of long-term debt                                                                       8,071           8,075
   Accounts payable                                                                                       70,125          49,231
   Income taxes payable                                                                                    3,943           5,152
   Accrued interest                                                                                        8,559           8,540
   Accrued employee compensation                                                                           8,598          11,063
   Other accrued expenses                                                                                 19,013          21,956
   Due to Pro-Fac                                                                                          6,642           4,312
                                                                                                        --------        --------
       Total current liabilities                                                                         125,207         108,887
Obligations under capital leases                                                                             503             817
Long-term debt                                                                                            69,937          62,829
Senior subordinated notes                                                                                160,000         160,000
Deferred income tax liabilities                                                                           33,154          40,902
Other non-current liabilities                                                                             23,053          22,687
                                                                                                        --------        --------
       Total liabilities                                                                                 411,854         396,122
                                                                                                        --------        --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                                   0               0
   Minimum pension liability adjustment                                                                     (608)              0
   Additional paid-in capital                                                                            167,071         158,317
   Accumulated deficit                                                                                   (11,878)        (11,878)
                                                                                                        --------        --------
       Total shareholder's equity                                                                        154,585         146,439
                                                                                                        --------        --------
       Total liabilities and shareholder's equity                                                       $566,439        $542,561
                                                                                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                  Fiscal 1998       Fiscal 1997      Fiscal 1996
Cash Flows From Operating Activities:
   Net income/(loss)                                                                $ 6,814         $  5,522          $(11,878)
   Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities -
       Restructuring and net (gain)/loss from disposals                                   0           (3,565)            5,871
       Cumulative effect of an accounting change                                          0           (4,606)                0
       Amortization of goodwill and other intangibles                                 3,581            4,092             3,422
       Amortization of debt issue costs                                                 800              800               800
       Depreciation                                                                  18,009           22,680            26,081
       Provision/(benefit) for deferred taxes                                           281            2,787            (6,853)
       Provision for losses on accounts receivable                                        0              445               528
       Equity in undistributed earnings of Bank                                        (715)          (1,143)           (1,532)
       Change in assets and liabilities:
         Accounts receivable                                                         (6,744)          (1,856)           11,309
         Inventories                                                                (25,654)          (1,636)           33,347
         Income taxes payable                                                        (1,209)             205             4,879
         Accounts payable and accrued expenses                                       15,737           (1,751)          (15,200)
         Payable to Pro-Fac                                                          (1,720)             466             2,754
         Other assets and liabilities                                               (11,322)             548            (1,514)
                                                                                    -------         --------          --------
Net cash (used in)/provided by operating activities                                  (2,142)          22,988            52,014
                                                                                    -------         --------          --------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                       (14,056)         (16,876)          (18,038)
   Proceeds from disposals                                                           12,794           68,716             4,408
   Proceeds from sales of idle facilities                                                 0            4,465               597
   Proceeds from investment in CoBank                                                 1,611              315                 0
   Cash paid for acquisitions                                                        (7,423)               0            (5,785)
                                                                                    -------         --------          --------
Net cash (used in)/provided by investing activities                                  (7,074)          56,620           (18,818)
                                                                                    -------         --------          --------
Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                          18,180           18,000             5,400
   Payments on long-term debt                                                        (8,076)        (104,854)          (43,056)
   Payments on capital leases                                                          (616)            (503)             (825)
   Capital contribution by Pro-Fac                                                    8,752            7,234            10,000
   Cash dividends paid to Pro-Fac                                                    (6,814)          (5,522)                0
                                                                                    -------         --------          --------
Net cash provided by/(used in) financing activities                                  11,426          (85,645)          (28,481)
                                                                                    -------         --------          --------
Net change in cash and cash equivalents                                               2,210           (6,037)            4,715
Cash and cash equivalents at beginning of period                                      2,836            8,873             4,158
                                                                                    -------         --------          --------
Cash and cash equivalents at end of period                                          $ 5,046         $  2,836          $  8,873
                                                                                    =======         ========          ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
     Interest (net of amount capitalized)                                           $30,062         $ 35,587          $ 41,508
                                                                                    =======         ========          ========
     Income taxes, net                                                              $ 6,617         $    676          $   (703)
                                                                                    =======         ========          ========

     Acquisition of DelAgra
       Accounts receivable                                                          $   403         $      0          $      0
       Inventories                                                                    3,212                0                 0
       Prepaid expenses and other current assets                                         81                0                 0
       Property, plant, and equipment                                                 1,842                0                 0
       Goodwill                                                                       1,508                0                 0
       Other accrued expenses                                                          (433)               0                 0
                                                                                    -------         --------          --------
                                                                                    $ 6,613         $      0          $      0
                                                                                    =======         ========          ========

     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                               $    54         $      0          $      0
       Goodwill                                                                         756                0                 0
                                                                                    -------         --------          --------
                                                                                    $   810         $      0          $      0
                                                                                    =======         ========          ========

     Investment in Great Lakes Kraut Company
       Inventories                                                                  $ 2,175         $      0          $      0
       Prepaid expenses and other current assets                                        409                0                 0
       Property, plant, and equipment                                                 6,966                0                 0
       Other accrued expenses                                                           (62)               0                 0
                                                                                    -------         --------          --------
                                                                                    $ 9,488         $      0          $      0
                                                                                    =======         ========          ========

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                      Fiscal 1998      Fiscal 1997   Fiscal 1996


  Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                                 $0           $    0         $ 1,282
       Inventories                                                                          0                0           3,902
       Prepaid expenses and other current assets                                            0                0             270
       Property, plant and equipment                                                        0                0           6,044
       Goodwill                                                                             0                0             493
       Deferred tax asset                                                                   0                0             264
       Accounts payable                                                                     0                0          (4,954)
       Other accrued expenses                                                               0                0            (418)
       Other non-current liabilities                                                        0                0          (1,098)
                                                                                           --           ------         -------
       Cash paid for acquisition                                                           $0           $    0         $ 5,785
                                                                                           ==           ======         =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In conjunction with the purchase of certain businesses of  Nalley Canada Ltd.
     by Agrilink in fiscal 1997, the following non-cash transactions occurred:
       Notes forgiven                                                                      $0           $4,986         $     0
                                                                                           ==           ======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Agrilink is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. The vegetable and fruit product lines account for approximately 49 percent of sales. The Company's products are primarily distributed in the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac").

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

Fiscal Year: The fiscal year of Agrilink corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 1998 and 1997 comprised 52 weeks, and fiscal 1996 comprised 53 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the Equity Method of accounting.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Cooperative's historic financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with maturities of three months or less. There were no such short-term investments at June 28, 1997 or June 27, 1998.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 27, 1998 and June 28, 1997 were $391,000 and $362,000, respectively.

Investment in CoBank ("The Bank"): The Company's investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in the Bank in fiscal year 1998, 1997, and 1996 amounted to $1,023,000, $1,633,000, and $2,188,000, respectively.

Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet under the caption " Prepaid manufacturing expense." Such costs are applied to finished goods during the next production period and recognized as an element of cost of goods sold.

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

Other Assets: Other assets are primarily comprised of debt issuance. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred in fiscal 1998, 1997, and 1996 was $800,000.

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

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 27, 1998 and June 28, 1997 was $3.3 million and $2.9 million, respectively.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 1998, 1997, and 1996 amounted to $9,878,000, $8,376,000, and $9,831,000, respectively.

Disclosures About Fair Value of Financial Statements: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash,  Accounts   Receivable,   Accounts  Payable,  and  Other  Accrued
         Expenses: The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-Term Investments: The carrying value of the Company's investment in CoBank was $24.4 million at June 27, 1998. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

         Long-Term Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 2. AGREEMENTS WITH PRO-FAC

Effective November 3, 1994, the Company became a wholly-owned subsidiary of Pro-Fac.

In connection with the acquisition, Pro-Fac sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "Credit Agreement") with the Bank, which provided for a term loan, a term-loan facility, and a letter-of-credit facility. All obligations of Pro-Fac under the Notes and the Credit Agreement have become obligations of the Company.

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Agreement. For the fiscal years ended 1998, 1997, and 1996 the CMV for all crops supplied by Pro-Fac amounted to $58.5 million, $51.4 million, and $44.7 million, respectively.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For the fiscal years ended 1998, 1997, and 1996 such additional patronage income/(loss) amounted to $12.5 million, $10.3 million, and $(9.0) million, respectively. Under the Indentures related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink.

The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Subsequent to the acquisition date, Pro-Fac invested an additional $29.9 million in the Company (including reinvested Additional Patronage Income).

NOTE 3. ACQUISITIONS, DISPOSALS, AND RESTRUCTURING

Fiscal 1998 -

Nutrition Medical: Effective May 1, 1998, the Company acquired the private label adult nutrition formula business from Nutrition Medical, Inc. Nutrition Medical will be paid royalty payments for two years.

Michigan Distribution Center: Effective March 31, 1998, the Company entered into a multiyear logistics agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement included the sale of the Company's labeling equipment and distribution center. The Company received proceeds of $12.6 million for the equipment and facility which were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

DelAgra Corp.: Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.9 million. Goodwill of approximately $0.6 million and $0.9 million for a covenant not to compete were recorded in conjunction with this transaction. These amounts are being amortized over 30 and 5 years, respectively.

C&O Distributing Company.: Effective March 9, 1998, the Company acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributes snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles of approximately $0.8 million were recorded in conjunction with this transaction and are being amortized over 30 years.

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the Equity Method of accounting. Summarize financial information of Great Lakes Kraut Company is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                  1998

Net sales                        $27,620
Gross profit                     $ 7,439
Operating income                 $ 4,411
Net income                       $ 3,786

Condensed Balance Sheet
(Dollars in Thousands)

Current assets                   $10,648
Noncurrent assets                $18,884
Current liabilities              $ 6,463
Noncurrent liabilities           $ 6,261

Fiscal 1997 -

Georgia Frozen Distribution Center: On June 27, 1997, Americold acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold manages its facility and all frozen food transportation operations of Agrilink in Georgia and New York. The Company received proceeds of approximately $9.1 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Information Services Reorganization: On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and the Company announced they signed a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50.0 million, is for SCT's, OnSite outsourcing services and ADAGE ERP software and implementation services.

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

Nalley Canada Ltd.: On June 26, 1995, Agrilink sold Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group. The operations were sold for approximately $8.0 million. Approximately, $4.0 million was received in cash. The remainder of the proceeds were received through a series of long-term notes with maturities between 1998 and 2005. The notes beared interest at a rate of 12 1/4 percent.

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

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this transaction. The Company received proceeds of approximately $30.0 million. Proceeds were applied to outstanding Bank loans. The transaction also included a long-term supply agreement between Silgan and Agrilink.

Fiscal 1996 -

Packer Foods: On July 21, 1995, the Company acquired Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For the year ended December 31, 1994, Packer had net sales of $13.0 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's CBF operations.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 27, 1998 and June 28, 1997:

(Dollars in Thousands)

                                                   June 27, 1998                                  June 28, 1997
                                        Owned         Leased                         Owned           Leased
                                        Assets        Assets          Total          Assets          Assets            Total

Land                                   $  5,772       $    0         $  5,772        $  5,755        $    0        $    5,755
Land improvements                         3,949            0            3,949           2,117             0             2,117
Buildings                                71,342          395           71,737          80,739           645            81,384
Machinery and equipment                 163,177          990          164,167         167,155         2,397           169,552
Construction in progress                 14,421            0           14,421          13,053             0            13,053
                                       --------       ------         --------        --------        ------        ----------
                                        258,661        1,385          260,046         268,819         3,042           271,861
Less accumulated depreciation           (64,678)        (753)         (65,431)        (52,194)       (1,744)          (53,938)
                                       --------      -------         --------        --------        ------        ----------
Net                                    $193,983       $  632         $194,615        $216,625        $1,298          $217,923
                                       ========       ======         ========        ========        ======          ========
Obligations under capital leases1                     $  759                                         $1,375
Less current portion                                    (256)                                          (558)
                                                      ------                                         ------
Long-term portion                                     $  503                                         $  817
                                                      ======                                         ======

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $248,000 and $342,000 in fiscal 1998 and 1997, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 27, 1998.

(Dollars in Thousands)

Fiscal Year Ending Last                          Capital         Operating      Total Future
      Saturday In June                           Leases            Leases        Commitment

       1999                                      $  356           $ 5,418         $ 5,774
       2000                                         224             3,582           3,806
       2001                                         145             1,977           2,122
       2002                                          78             1,012           1,090
       2003                                          56               204             260
   Later years                                      144                40             184
                                                 ------           -------         -------
Net minimum lease payments                        1,003           $12,233         $13,236
                                                                  =======         =======
Less amount representing interest                  (244)
                                                 ------
Present value of minimum lease payments          $  759
                                                 ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $12,250,000, $11,204,000, and $10,927,000 for fiscal years 1998, 1997, and 1996, respectively (including the current portion).

NOTE 5.       DEBT

Bank Facility: The Bank Facility includes Term Loan, Seasonal, and Letter of Credit facilities. The outstanding borrowings under the Term Loan were $72.4 million at June 27, 1998. The Seasonal Facility provides seasonal financing of up to $82.0 million. The Letter of Credit Facility provides $18.0 million.

          Terms: The Bank has extended to a portion of the Term Loan Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Term Loan was
          7.4 percent per annum for fiscal 1998.

          Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is December 1998; except that for 15 consecutive calendar days during each calendar year, the borrowings under the Seasonal Facility must be zero.

          Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Agrilink (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively.

          Certain Covenants: The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain specified levels with regard to working capital, tangible net worth, fixed charges, the incurrence of additional debt, and limitations on dividends, investments, acquisitions, and asset sales. The Company is in compliance with all covenants, restrictions and requirements under the terms of the borrowing agreement.

          Commitment Fees: The Bank assesses commitment fees of 0.35 percent on the seasonal line and 0.25 percent on the unused portion of the Term Loan.

          Seasonal and Letter of Credit Facilities: Seasonal borrowings for the three years ended June 27, 1998 were as follows:

         (Dollars in Thousands)

                                                                Fiscal       Fiscal       Fiscal
                                                                 1998         1997         1996

         Balance at end of period                              $     0      $     0      $     0
         Rate at fiscal year end                                   0.0%         0.0%         0.0%
         Maximum outstanding during the period                 $66,000      $65,000      $94,000
         Average amount outstanding during the period          $51,300      $24,900      $53,700
         Weighted average interest rate during the period          7.0%         7.3%         7.4%

         The Letter of Credit Facility provides for the issuance of letters of credit through December 1998. Management anticipates timely renewals of both the Seasonal and the Letter of Credit facilities.

         Fair Value: Based on an estimated borrowing rate at fiscal year-end 1998 of 7.2 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the Bank Facility was approximately $72.5 million at June 27, 1998.

         Based on an estimated borrowing rate at fiscal year end 1997 of 8.7 percent for long-term debt with similar terms and maturities, the fair value of the Company's long-term debt outstanding under the Bank Facility was approximately $64.8 million at June 28, 1997.

The Senior Subordinated Notes ("Notes"): The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1.

         Guarantees and Security: The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Credit Agreement).

         Certain Covenants: The Notes also limit the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Agrilink debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Agrilink's Fixed

         Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest) for the preceding four quarters is not at least 1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

         Fair Value: Based on an estimated borrowing rate at 1998 fiscal year-end of 11.2 percent for borrowings with similar terms and maturities, the fair value of the Notes was $171.4 million at June 27, 1998.

         Based on an estimated borrowing rate at 1997 fiscal year end of 11.1 percent for borrowings with similar terms and maturities, the fair value of the Notes was $174.7 million at June 28, 1997.

OtherDebt: Other debt of $5.6 million carries rates up to 10.0 percent at June 27, 1998.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1999, $8.1 million; 2000, $10.6 million; 2001, $18.6 million; 2002, $13.1 million; and 2003, $13.1 million. Provisions of the Term Loan require annual payments in the years through 2000 on October 1 of each year in an amount equal to the "annual cash sweep" (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 27, 1998, the Company had satisfied its obligation under this provision. Provisions of the Term Loan also require that cash proceeds from the sale of businesses be applied to the Term Loan.

NOTE 6.  TAXES ON INCOME

Taxes on income before the cumulative effect of a change in accounting include the following:

(Dollars in Thousands)

                                 Fiscal 1998    Fiscal 1997      Fiscal 1996
                                 ----------     -----------      -----------


Federal -
  Current                         $4,534           $  567          $     0
  Deferred                           730            2,639           (5,990)
                                  ------           ------          -------
                                   5,264            3,206           (5,990)
                                  ------           ------          -------
State and foreign -
  Current                            874              314                0
  Deferred                          (449)             148             (863)
                                  ------           ------          -------
                                     425              462             (863)
                                  ------           ------          -------
                                  $5,689           $3,668          $(6,853)
                                  ======           ======          =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and cumulative effect of a change in accounting is as follows:

(Dollars in Thousands)

                                                                              Fiscal 1998       Fiscal 1997      Fiscal 1996


Income tax provision/(benefit) at 35% in 1998, 34% in 1997 and 1996             $4,376            $2,530          $(6,380)
State income taxes, net of federal income tax effect                               571               484             (859)
Goodwill amortization                                                              961             1,041              784
Dividend received reduction                                                       (305)             (472)            (521)
Other, net                                                                          86                85              123
                                                                                ------            ------          -------
                                                                                $5,689            $3,668          $(6,853)
                                                                                ======            ======          =======

Effective Tax Rate                                                                45.5%             49.3%           (36.5)%

                                                                                ======            =======         =======


The deferred tax (liabilities)/assets consist of the following at June 27, 1998 and June 28, 1997:

                                                Fiscal 1998      Fiscal 1997
                                                -----------      -----------
Liabilities
  Depreciation                                   $(44,611)        $(49,357)
  Non-compete agreements                             (333)            (462)
  Other receivables                                    (4)            (538)
  Prepaid manufacturing                            (3,270)          (3,215)
  Accounts receivable                                (197)               0
  Other                                                 0             (215)
                                                 --------         --------
                                                  (48,415)         (53,787)
                                                 --------         --------
Assets
  Inventory                                         2,089            2,322
  Accounts receivable                                   0              377
  Capital and operating loss carryforwards          6,573            6,147
  Accrued employee benefits                         3,594            3,431
  Insurance accruals                                1,987            2,058
  Pension/OPEB accruals                             6,928            7,128
  Restructuring reserves                              321            1,332
  Promotional reserves                              1,648            1,592
  Other                                             2,313            2,908
                                                 --------         --------
                                                   25,453           27,295
                                                 --------         --------
  Net deferred liabilities                        (22,962)         (26,492)
  Valuation allowance                              (5,550)          (6,212)
                                                 --------         --------
                                                 $(28,512)        $(32,704)
                                                 ========         ========

During fiscal year 1998, the Company utilized $9.2 million of net operating loss carryforwards ($3.2 million of tax). Additionally, approximately $11.0 million of net operating loss carryforwards ($3.9 million of tax) were transferred from Pro-Fac. The benefits for these net operating losses had been recorded in previous years.

During fiscal year 1997, however, the Company disposed of its Finger Lakes Packaging subsidiary, its New York canned vegetable operation, and a distribution center in Georgia. During fiscal year 1998, a distribution center in Michigan was also disposed of. As a result of these disposals, the Company utilized $26.8 million of its capital loss carryforward. As the related valuation allowance was established in conjunction with the acquisition of the Company by Pro-Fac, the recognition of this capital loss carryforward reduced goodwill. During fiscal year 1996, the Company sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. This sale and other sales resulted in a capital loss of $40.4 million ($15.7 million of tax). As of the date of sale, a full valuation allowance had been recorded against the capital loss carryforward as it was more likely than not that a tax benefit would not be realized. As of June 27, 1998, the Company has $13.6 million of a capital loss carryforward available. The capital loss carryforward expires in 2001, and any future recognition of this capital loss carryforward will also reduce goodwill.

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

Pension cost for fiscal years ended 1998, 1997, and 1996 includes the following components:

(Dollars in Thousands)

                                                                                   Pension Benefits
                                                                          Fiscal 1998       Fiscal 1997       Fiscal 1996
Change in benefit obligation
   Benefit obligation at beginning of period                               $ 86,775          $ 87,674          $ 80,752
   Service cost                                                               2,796             2,915             3,162
   Interest cost                                                              6,776             6,637             6,703
   Plan participants' contributions                                             168               279               213
   Amendments                                                                    74                 0              (265)
   Actuarial loss/(gain)                                                     14,193            (2,171)            2,786
   Benefits paid                                                             (8,295)           (8,559)           (5,677)
                                                                           --------          --------          --------
     Benefit obligation at end of period                                    102,487            86,775            87,674
                                                                           --------          --------          --------
Change in plan assets
   Fair value of assets at beginning of period                               88,979            89,716            74,897
   Actual return on Plan assets                                              25,129             4,884            19,430
   Employer contribution                                                        257             2,659               853
   Plan participants' contributions                                             168               279               213
   Benefits paid                                                             (8,295)           (8,559)           (5,677)
                                                                           --------          --------          --------
     Fair value of assets at end of period                                  106,238            88,979            89,716
                                                                           --------          --------          --------
Plan funded status                                                            3,751             2,204             2,042
   Unrecognized prior service cost                                             (147)             (243)             (265)
   Unrecognized net transition asset or obligation                                0                 0                 0
   Unrecognized actuarial loss/(gain)                                       (17,057)          (15,421)          (18,115)
   Union plans                                                                 (106)             (122)             (293)
                                                                           --------          --------          --------
     (Accrued benefit liability) prior to additional minimum liability      (13,559)          (13,582)          (16,631)
Amounts recognized in the statement of financial position consist of:
   Prepaid benefit cost (accrued benefit liability)                         (14,167)          (13,997)          (16,835)
   Accumulated other comprehensive income                                       608               415               204
                                                                           --------          --------          --------
     Net amount recognized                                                 $(13,559)         $(13,582)         $(16,631)
                                                                           ========          ========          ========


Weighted-average assumptions
   Discount rate                                                                7.0%              8.0%             7.75%
   Expected return on plan assets                                              10.0%             10.0%             10.0%
   Rate of compensation increase                                                4.5%              4.5%              4.5%


                                                                                  Pension Benefits
                                                                     Fiscal 1998      Fiscal 1997       Fiscal 1996
Components of net periodic benefit cost
   Service cost                                                        $2,796            $2,915           $3,162
   Interest cost                                                        6,776             6,637            6,703
   Expected return on plan assets                                      (8,708)           (8,947)          (7,307)
   Amortization of prior service cost                                     (22)              (22)               0
   Amortization of (gain)/loss                                           (593)             (802)             (64)
   Union costs                                                             88                70              205
                                                                       ------            ------           ------
   Net periodic cost/(benefit)                                         $  337            $ (149)          $2,699

                                                                       ======            ======           ======


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

                                     Supplemental Executive Retirement Plan                Excess Benefit Retirement Plan
                                    Fiscal 1998    Fiscal 1997     Fiscal 1996   Fiscal 1998     Fiscal 1997    Fiscal 1996

Projected benefit obligation          $1,939          $1,843         $1,913          $850            $652           $453
Accumulated benefit obligation         1,939           1,843          1,913           651             575            315
Plan assets                                0               0              0             0               0              0

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

The plan's funded status was as follows:

(Dollars in Thousands)

                                                                                       Other Benefits
                                                                        Fiscal 1998      Fiscal 1997       Fiscal 1996
Change in benefit obligation
   Benefit obligation at beginning of period                              $ 2,604          $ 2,695           $ 2,743
   Service cost                                                                 6                8                23
   Interest cost                                                              198              199               222
   Actuarial loss/(gain)                                                      322               49              (168)
   Benefits paid                                                             (372)            (347)             (125)
                                                                          -------          -------           -------
     Benefit obligation at end of period                                    2,758            2,604             2,695
                                                                          -------          -------           -------
Change in plan assets
   Fair value of assets at beginning of period                                  0                0                 0
   Employer contribution                                                      372              347               125
   Benefits paid                                                             (372)            (347)             (125)
                                                                          -------          -------           -------
     Fair value of assets at end of period                                      0                0                 0
                                                                          -------          -------           -------
Plan funded status                                                         (2,758)          (2,604)           (2,695)
   Unrecognized actuarial gain                                                (46)            (378)             (443)
                                                                          -------          --------          --------
     Accrued benefit liability prior to additional minimum liability       (2,804)          (2,982)           (3,138)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                               (2,804)          (2,982)           (3,138)
                                                                          -------          -------           -------
     Net amount recognized                                                $(2,804)         $(2,982)          $(3,138)
                                                                          =======          =======           =======

Weighted-average assumptions
   Discount rate                                                              7.0%             8.0%             7.75%
   Expected return on plan assets                                              N/A              N/A               N/A
   Rate of compensation increase                                               N/A              N/A               N/A

                                                                                      Other Benefits
                                                                       Fiscal 1998      Fiscal 1997  Fiscal 1996
Components of net periodic benefit cost
   Service cost                                                           $  6             $  8         $ 23
   Interest cost                                                           198              199          222
   Amortization of (gain)/loss                                             (10)             (15)           0
                                                                          ----             ----         ----
   Net periodic benefit cost                                              $194             $192         $245
                                                                          ====             ====         ====

For measurement purposes, a 9.5 percent rate of increase in the per capita cost covered health care benefits was assumed for fiscal 1998. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. As such, the assumed health care trend rates have an insignificant effect on the amounts reported for the postretirement benefits plan. One-percentage point change in the assumed health care trend rates would have the following effect:

                                                                      1-Percentage       1-Percentage
                                                                     Point Increase     Point Decrease

Effect on total of service and interest cost components                 $  7,361           $ (7,435)
Effect on postretirement benefit obligation                             $113,206           $108,742

Profit Sharing/401(k): Under the prior Deferred Profit Sharing Plan and the Non-Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 5.0 percent of the combined long-term debt and equity (as defined) of Pro-Fac and the Company.

Under the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the Plan if certain pre-established earnings goals are achieved. The maximum incentive contribution is 3 percent of base salary earned during the fiscal year. In addition, the Company contributes 401(k) matching contributions to the Plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 1998, 1997 and 1996 the Company allocated $475,000, $500,000 and $400,000, respectively, in the form of matching contributions and $400,000, $400,000 and $211,000, respectively, in the form of incentive contributions for the benefit of its employees.

Long-Term  Incentive Plan: On June 24, 1996, the Company  introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the performance units is determined on the fourth anniversary of grant. The total units granted were 278,357 at $21.88 per unit in June 1998, 176,278 at $25.04 per unit, and 7,996 at $13.38 per unit in June 1997, and 248,511 at $13.38 per unit in June 1996. Units forfeited during the year included 27,251 at $13.38 and 19,978 at $25.04. During fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.

Employee Stock Purchase Plan: During fiscal 1996 the Company introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 1998, 1997, and 1996, 27,043, 31,435 and 33,364 shares, respectively, were held by employees, and 580 shares were subscribed to as of June 27, 1998.

NOTE 8. SUBSEQUENT EVENTS AND OTHER MATTERS

Dean Foods Vegetable Company: On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which include the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported net sales of $620.6 million and operating earnings of $42.4 million. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase.

Seyfert Foods, Inc.: On May 6, 1998, the Company and Heath Investment Capital, Inc., announced that they were unable to reach a definitive agreement regarding the Company's effort to acquire the assets of Seyfert Foods, Inc. of Ft. Wayne, Indiana.

J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. of Pittsburgh, Pennsylvania. Hopay distributes snack products for Snyder of Berlin. The acquisition was accounted for as a purchase. The purchase price was approximately $3.1 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon consummation of the Acquisition, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. Both the Credit Agreement and the Indenture provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Company.

                                  Year of
        Name                       Birth                          Positions

Dennis M. Mullen(1)                1953         President and Chief Executive Officer and Director

William D. Rice                    1934         Senior Vice President Strategic Development and Secretary

Earl L. Powers                     1944         Vice President and Chief Financial Officer

Stephen R. Wright                  1947         Executive Vice President Agriculture

Robert V. Call, Jr.(2)             1926         Director and Chairman of the Board

Bruce R. Fox(2)                    1947         Director

Cornelius D. Harrington, Jr.(3)    1927         Director

Steven D. Koinzan(2)               1948         Director

Walter F. Payne(3)                 1936         Director

Frank M. Stotz(3)                  1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CBF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CBF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

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

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President Procurement of the Company from November 1994 and Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and three other most highly compensated executive officers of the Company, earned during fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                                            RSIP/
                                                                                                          Matching
                                                                                                        Contributions
                                                                                      Annual              Deferred
                                                                                  Compensation1            Profit
Name and Principal Position                                        Year        Salary        Bonus2        Sharing

Dennis M. Mullen -                                                 1998       $432,256      $216,000       $ 7,783
   President and Chief Executive Officer and Director              1997       $349,181      $210,000       $ 8,013
                                                                   1996       $216,107      $      0       $ 1,465

William D. Rice -                                                  1998       $273,342      $100,000       $ 5,019
   Senior Vice President Strategic Development and Secretary       1997       $259,422      $107,000       $ 5,990
                                                                   1996       $249,642      $      0       $ 1,656

Earl L. Powers                                                     1998       $239,327      $140,000       $ 7,106
   Vice President Finance and Chief Financial Officer              1997       $187,179      $107,000       $ 4,492
                                                                   1996       $157,990      $      0       $ 1,642

Stephen R. Wright                                                  1998       $200,154      $100,000       $ 5,446
   Executive Vice President Agriculture                            1997       $180,043      $ 80,000       $ 4,321
                                                                   1996       $156,789      $      0       $ 1,627

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                     Estimated Future Payouts
                               (b)                         (c)                   Under Non-Stock Price Based Plans
                         Number of Shares          Performance or Other             (d)                    (e)
     (a)                  Units or Other         Period Until Maturation         Threshold                Target
     Name                 Rights Granted (1)            or Payout                ($ or #)              ($ or #)(2)

Dennis M. Mullen             68,723                      6/24/2002                  $0                      $0
William D. Rice              34,078                      6/24/2002                  $0                      $0
Earl L. Powers               29,961                      6/24/2002                  $0                      $0
Stephen R. Wright            21,022                      6/24/2002                  $0                      $0

(1) On June 24, 1998, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1998 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 24, 1998 grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1998 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1998 performance, no payouts will be made from the plan relative to the options granted on June 24, 1998.

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

The approximate number of years of Plan participation under the Company's Pension Plan as of June 27, 1998, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-8, William D. Rice-26, Earl L. Powers-6, and Stephen R. Wright-24.

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

                               Pension Plan Table

  Final                                    Years of Plan Participation
Average Pay          15               20                 25               30             35

 $125,000          $21,943          $ 28,741          $ 35,424         $ 42,278      $ 49,280
  150,000           27,193            35,741            44,174           52,778        61,530
  175,000           32,443            42,741            52,924           63,278        73,780
  200,000           37,693            49,741            61,674           73,778        86,030
  225,000           42,943            56,741            70,424           84,278        98,280
  250,000           48,193            63,741            79,174           94,778       110,530
  275,000           53,443            70,741            87,924          105,278       122,780
  300,000           58,693            77,741            96,674          115,778       135,030
  325,000           63,943            84,741           105,424          126,278       147,280
  350,000           69,193            91,741           114,174          136,778       159,530
  375,000           74,443            98,741           122,924          147,278       171,780
  400,000           79,693           105,741           131,674          157,778       184,030

Termination Protection Provisions: The Company has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefit continuation will be provided if Mr. Mullen's employment is involuntarily terminated on or before December 31, 1998, for reasons other than for "cause" as such term is defined in the Agreement.

Directors' Compensation: In fiscal 1998, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. The Pro-Fac President receives an annual stipend of $12,000 per year, plus $400 per day for attending Board or Committee meetings. In fiscal 1998, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes all transactions were on terms no less favorable to the Company than could have been reached with unaffiliated third parties.

Borrowings by Pro-Fac: The Indenture (as amended) governing the Notes permits the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $20.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Seasonal Facility. The loan balance is required to be reduced to zero for a period of not less than 45 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Notes and the Credit Agreement, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Notes do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank represent a percentage of the previous five-years' average borrowings from the Bank. As of June 27, 1998, the amount of the Company's investment in the Bank was approximately $24.4 million.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1998, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink for the following aggregate amounts:

(Dollars in Thousands)

                                  RELATIONSHIP             GROSS PURCHASES
            NAME                   TO PRO-FAC                FISCAL 1998

Dale E. Burmeister............  Director                        $  311
Robert V. Call, Jr............  Director                        $3,605
Glen Lee Chase................  Director                        $  181
Tom R. Croner.................  Director and Secretary          $  159
Kenneth M. Dahlstedt(1).......  Director                        $  236
Robert DeBadts................  Director                        $  396
Albert P. Fazio(2)............  Director and Vice President     $   93
Bruce R. Fox..................  Director and President          $1,010
Steven D. Koinzan.............  Director and Treasurer          $  505
Kenneth A. Mattingly..........  Director                        $1,153
Allan W. Overhiser............  Director                        $   71
Paul E. Roe...................  Director                        $  928
Darell Sarff..................  Director                        $  196

(1)Mr. Dahlstedt was elected to the Board of Directors of Pro-Fac effective February 18, 1998.

(2)Mr. Fazio retired from the Board of Directors of Pro-Fac on February 18, 1998.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 15, 1999, at an annual cost of approximately $80,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                                   Page

Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   21
   Report of Independent Accountants.....................................................................................   22
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Deficit for the years ended
       June 27, 1998, June 28, 1997, and June 29, 1996...................................................................   23
     Consolidated Balance Sheet at June 27, 1998 and June 28, 1997.......................................................   24
     Consolidated Statement of Cash Flows for the years ended June 27, 1998, June 28, 1997, and June 29, 1996............   25
     Notes to Consolidated Financial Statements..........................................................................   27

         (2) The following additional financial data are set forth herein:

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                 SCHEDULE II

Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 27, 1998

                                               Fiscal 1998      Fiscal 1997      Fiscal 1996



Allowance for doubtful accounts
  Balance at beginning of period               $   970,000      $   836,000      $   673,000
  Additions charged to expense                      17,000          446,000          537,000
  Deductions                                      (213,000)        (312,000)        (374,000)
                                               -----------      -----------      -----------
  Balance at end of period                     $   774,000      $   970,000      $   836,000
                                               ===========      ===========      ===========

Inventory reserve*
  Balance at beginning of period               $   362,000      $   485,000        $ 144,000
  Net change                                        29,000         (123,000)         341,000
                                               -----------      -----------      ------------
  Balance at end of period                     $   391,000      $   362,000      $   485,000
                                               ===========      ===========      ============

Tax valuation allowance**
  Balance at beginning of period               $6,212,000       $17,983,000      $ 7,366,000
  Net change                                     (662,000)      (11,771,000)      10,617,000
                                               ----------       -----------      -----------
  Balance at end of period                     $5,550,000       $ 6,212,000      $17,983,000
                                               ==========       ===========      ===========

  *  Difference between FIFO cost and market applicable to inventories.


** See further discussion regarding tax matters at NOTE 6 to the "Notes to Consolidated Financial Statements."


Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

            (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed in the fourth quarter of fiscal 1998.

     (c) EXHIBITS:

          Exhibit
          Number                    Description

           3.3(7)    Certificate of Incorporation of Agrilink.

           3.4(3)    Bylaws of Agrilink.

           3.5 Certificate of Amendment of the Certificate of Incorporation

          10.1(2) Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

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

          10.12(2)   Excess Benefit Retirement Plan.

          10.13(6)   Salary Continuation Agreement - Dennis M. Mullen.

          10.14(1) Modification A of Term Loan, Term Loan Facility, and Seasonal Loan Agreement, dated as of January 26, 1995, between Agrilink and the Bank.

          10.15(1)   Second Amendment to Non-Qualified Profit Sharing Plan.

          10.16(3)   Modifications  B  -  D  of  Term  Loan,  Term  Loan
                     Facility,   and  Seasonal  Loan  Agreement  Between
                     Agrilink and the Bank.

          10.17(4)   Modifications  E  -  F  of  Term  Loan,  Term  Loan
                     Facility,   and  Seasonal  Loan  Agreement  Between
                     Agrilink and the Bank.

          10.18(4)   Equity Value Plan Adopted on June 24, 1996.

          10.19(4) Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

          10.20(6)   Modifications  G  -  K  of  Term  Loan,  Term  Loan
                     Facility,   and  Seasonal  Loan  Agreement  Between
                     Agrilink and Bank.

          10.21(6)   OnSite Services Agreement with Systems & Computer
                     Technology.

          10.22(6)   Raw Product Supply Agreement with Seneca Foods Corporation.

          10.23(6)   Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

          Exhibit
          Number                          Description

          10.24 Modification L of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

          10.25      Second Supplemental Indenture Dated November 10, 1997

          10.26      Amendment to Marketing and Facilitation Agreement

          18(5)      Accountant's Report Regarding Change in Accounting Method

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

(5) Incorporated by reference from the Registrant's 1997 First Quarter Report on Form 10-Q.

(6)  Incorporated  by reference  from  Registrant's  1997 Annual  Report on Form
     10-K.

(7)  Incorporated  by reference from  Registrant's  First Quarter Report on Form
     10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AGRILINK FOODS, INC.



Date:  August 21, 1998                By:  /s/Earl L. Powers
                                              Earl L. Powers
                                       Vice President Finance and
                                         Chief Financial Officer
                                       (Principal Financial Officer
                                     and Principal Accounting Officer)


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Mullen and Earl L. Powers, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                      DATE



/s/ Robert V. Call, Jr.        Chairman of the Board; Director   August 19, 1998
   (ROBERT V. CALL, JR.)



/s/ Bruce R. Fox              Director                           August 19, 1998
   (BRUCE R. FOX)



/s/ Cornelius D. Harrinton    Director                           August 19, 1998
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan         Director                           August 19, 1998
   (STEVEN D. KOINZAN)



/s/ Walter F. Payne           Director                           August 19, 1998
   (WALTER F. PAYNE)



/s/ Frank M. Stotz            Director                           August 19, 1998
   (FRANK M. STOTZ)



/s/ Dennis M. Mullen          President and Chief Executive
   (DENNIS M. MULLEN)         Officer and Director
                              (Principal Executive Officer)      August 19, 1998



/s/ Earl L. Powers            Vice President Finance and         August 19, 1998
   (EARL L. POWERS)           Chief Financial Officer
                              (Principal Financial Officer
                               and Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.