Form 10-K/A
period 1998-06-27
CURTICE BURNS FOODS INC
filed 1998-10-01
CIK 26285

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

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A-1. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:

                                      NONE

             Number of common shares outstanding at August 1, 1998:

                                  Stock: 10,000

                       FORM 10-K/A-1 ANNUAL REPORT - 1998
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I



                                                                                                     PAGE
ITEM 1.  Description of Business
             General Development of Business.....................................................     3
             Narrative Description of Business ..................................................     3
             Financial Information About Industry Segments.......................................     5
             Packaging and Distribution..........................................................     6
             Trademarks..........................................................................     6
             Raw Material Sources................................................................     7
             Environmental Matters...............................................................     7
             Seasonality of Business.............................................................     7
             Practices Concerning Working Capital................................................     8
             Significant Customers...............................................................     8
             Backlog of Orders...................................................................     8
             Business Subject to Government Contracts............................................     8
             Competitive Conditions..............................................................     8
             New Products and Research and Development...........................................     9
             Employees...........................................................................     9
             Cautionary Statement on Forward-Looking Statements..................................     9
ITEM  2. Description of Properties...............................................................     9
ITEM  3. Legal Proceedings.......................................................................    11
ITEM  4. Submission of Matters to a Vote of Security Holders.....................................    11

                                PART II

ITEM  5. Market for Registrant's Common Stock and Related Security Holder Matters................    12
ITEM  6. Selected Financial Data.................................................................    12
ITEM  7. Management's Discussion and Analysis of Financial Condition and Results of Operations...    13
ITEM  8. Financial Statements and Supplementary Data.............................................    20
ITEM  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    39

                               PART III

ITEM 10. Directors and Executive Officers of the Registrant......................................    40
ITEM 11. Executive Compensation..................................................................    42
ITEM 12. Security Ownership of Certain Beneficial Owners and Management..........................    44
ITEM 13. Certain Relationships and Related Transactions..........................................    44

                                PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    46
         Signatures..............................................................................    49

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

On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands (the "Dean Foods Acquisition"). The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.7 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase. (The acquisition was completed on September 23, 1998.)

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

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1998, approximately 52 percent of the Company's net sales were branded and the remainder divided between private label and food service. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen vegetable specialty products, and frozen and breaded products which are sold to customers such as Food Lion, Kroger, Piggly Wiggly, Safeway, SuperValu, Topco,

Wegmans and Winn-Dixie. The Company's food service products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Carvel, Church's, Disney, Food service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

A description of the Company's three primary business units follows:

Curtice Burns Foods ("CBF"): On September 18, 1997, the Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods business units were consolidated and are now called Curtice Burns Foods, headquartered in Rochester, New York. The consolidated entity currently represents the largest business unit of Agrilink. This business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and "Wilderness." In fiscal 1998, approximately 36 percent of net sales for these businesses represented branded products, approximately 18 percent represented private label products and approximately 46 percent represented food service/industrial products.

This business unit processes fruits and vegetables under Company brands and private labels. Additional products include value-added items such as canned specialty fruits, frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes. Canned beans and tomato products are sold in several Midwestern states under the Brooks label. The category includes value-added items such as Chili Hot Beans and stewed tomatoes. This business unit is also a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries and schools. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs.

Aseptic operations produce puddings and cheese sauces for sale. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. As part of the Dean Foods Acquisition, the Company has agreed to sell to Dean its aseptic operations located in Benton Harbor, Michigan. The fiscal 1998 net sales of the aseptic operations were $97.9 million. The fiscal 1998 earnings before interest, taxes, depreciation, and amortization ("EBITDA") was approximately $17.5 million. The sale price is approximately $83.0 million. It is anticipated the Company will recognize a gain on this sale. (The sale of the aseptic operations was completed on September 23, 1998.)

Effective May 1, 1998, the Company acquired Nutrition Medical's private label adult nutrition formula business. Under terms of the Agreement, Nutrition Medical will be paid royalty payments for two years. The Company also received existing product and packaging inventories. This contract will be transferred to Dean in conjunction with the sale of the aseptic operations.

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

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter, salsa, and syrup, which are sold throughout the Northwest and Western United States and Western Canada. Approximately 74 percent of Nalley products are branded; however, private label and food service accounts for a growing percentage of Nalley business.

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

Salad dressings                     Bernstein's, Bernstein's Light Fantastic,
                                    Nalley

Snack food                          Cheese Pleezers, Husman, La Restaurante,
                                    Snyder of Berlin, Thunder Crunch, Tim's
                                    Cascade Chips, Naturally Good, Matthews

Syrup                               Lumberjack

Sauerkraut(2)                       Silver Floss, Farman's, Krrrrisp Kraut

(1) These brand names will be licensed to Dean for the production and sale of puddings in conjunction with the sale of the aseptic operations. (The sale of the aseptic operations was completed on September 23, 1998.)

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

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and condiments). Since many of the raw materials processed by the Company areagricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

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

                             COMPETITIVE CONDITIONS

All products of the Company, particularly branded products, compete with those of national and major regional food processors under highly competitive conditions. Many of the national manufacturers have substantially greater resources than the Company. The principal methods of competition in the food industry are a ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

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

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and food service customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 52 percent; sales to the food service industry (restaurants and institutional customers) represent approximately 23 percent; private label sales currently represent approximately 15 percent; and sales to other manufacturers are approximately 10 percent of total sales.

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

In conjunction with the Dean Foods Acquisition, the Company will obtain the Birds Eye brand name. Management believes that the addition of the DFVC branded products to the Company's portfolio will enhance its existing business and provide for significant opportunities for growth.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 13 to 20 and other statements made in this Form 10-K/A-1) and in other filings with the SEC.

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

1 This facility will be sold to Dean in conjunction with the sale of the Company's aseptic operations. (The sale of the aseptic operations was completed on September 23, 1998.)

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


ITEM 6. SELECTED FINANCIAL DATA


Agrilink Foods, Inc.

FIVE YEAR SELECTED FINANCIAL DATA

(Dollars in Thousands)
                                                                                        Fiscal Year Ended June
                                                                     1998          1997        1996         1995*         1994
                                                                   ---------   ----------   ----------- ------------  --------

Summary of Operations:
   Net sales                                                        $719,665     $730,823      $739,094      $748,525      $829,116
   Cost of sales                                                    (524,082)    (539,081)     (562,926)     (530,139)     (592,621)
                                                                    --------     --------      --------      --------      --------
   Gross profit                                                      195,583      191,742       176,168       218,386       236,495
   Selling, administrative, and general expenses                    (141,837)    (145,392)     (156,067)     (159,937)     (186,934)
   Income from Great Lakes Kraut Company                               1,893            0             0             0             0
   Gain on sale of Finger Lakes Packaging                                  0        3,565             0             0             0
   Restructuring (including gains from disposal)                           0            0        (5,871)       (8,415)        7,768
   Change in control expenses                                              0            0             0        (2,150)       (3,500)
   Gain on assets net of additional costs incurred as a
     result of a fire                                                      0            0             0        4,154             0
                                                                    --------     --------      --------      --------      --------
   Operating income before dividing with Pro-Fac                      55,639       49,915        14,230        52,038        53,829
   Interest expense                                                  (30,633)     (35,030)      (41,998)      (32,414)      (18,205)
                                                                    --------     --------      --------      --------      --------
   Pretax income/(loss) before dividing with Pro-Fac and before
     cumulative effect of an accounting change                        25,006       14,885       (27,768)       19,624        35,624
   Pro-Fac share of (income)/loss before cumulative effect of
     an accounting change                                            (12,503)      (7,442)        9,037        (9,616)      (16,849)
                                                                    --------     --------      --------      --------      --------
   Income/(loss) before taxes and cumulative effect of
     an accounting change                                             12,503        7,443       (18,731)       10,008        18,775
   Tax (provision)/benefit                                            (5,689)      (3,668)        6,853        (6,026)       (8,665)
                                                                    --------     --------      --------      --------      --------
   Income/(loss) before cumulative effect of an accounting change      6,814        3,775       (11,878)        3,982        10,110
   Cumulative effect of an accounting change before
     dividing with Pro-Fac                                                 0        4,606             0             0             0
   Pro-Fac share of an accounting change                                   0       (2,859)            0             0             0
                                                                    --------     --------      --------      --------      --------
   Net income/(loss)                                                $  6,814     $  5,522      $(11,878)     $  3,982      $ 10,110
                                                                    ========     ========      ========      ========      ========

Balance Sheet Data:
   Working capital                                                  $108,075     $ 84,060      $107,875      $144,171      $104,049
   Ratio of current assets to current liabilities                      1.9:1        1.8:1         2.0:1         2.3:1         1.7:1
   Total assets                                                     $566,439     $542,561      $634,250      $672,284      $446,938
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                               $229,937     $222,829      $309,683      $343,665      $ 79,061
   Long-term obligations under capital leases (excludes
     current portion)                                               $    503     $    817      $  1,125      $  1,620      $124,973

Other Statistics:
     Average number of employees:
     Regular                                                           3,620        3,507         3,886         3,838         5,169
     Seasonal                                                          1,125        1,068         1,478         1,540         1,596

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

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables, and popcorn. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other salty-snack items. As a part of the acquisition of Dean Foods Vegetable Company ("DFVC") the Company will sell its aseptic operations to Dean Foods. (The sale of the aseptic operations was completed on September 23, 1998.)

The following tables illustrate the Company's results of operations by business unit for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, and the Company's total assets by business at June 27, 1998 and June 28, 1997.

Net Sales
(Dollars in Millions)
                                                  Fiscal Years Ended
                                      6/27/98            6/28/97            6/29/96
                                            % of               % of               % of
                                     $      Total       $      Total      $       Total

CBF                               469.0      65.2     440.2     60.2    431.2      58.4
Nalley Fine Foods                 182.1      25.3     182.4     25.0    189.2      25.6
Snack Foods Group                  68.6       9.5      67.3      9.2     63.7       8.6
                                  -----     -----     -----    -----    -----      -----
  Subtotal ongoing operations     719.7     100.0     689.9     94.4    684.1      92.6
Businesses sold1                    0.0       0.0      40.9      5.6     55.0       7.4
                                  -----     -----     -----    -----    -----     -----
  Total                           719.7     100.0     730.8    100.0    739.1     100.0
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

Operating Income1
(Dollars in Millions)
                                                           Fiscal Years Ended
                                                6/27/98         6/28/97        6/29/96
                                                    % of            % of            % of
                                              $     Total      $    Total      $    Total

CBF                                         47.1     84.7    40.5    81.1    26.5   186.6
Nalley Fine Foods                           10.4     18.7    10.8    21.7    (2.9)  (20.4)
Snack Foods Group                            6.9     12.4     5.9    11.8     4.1    28.9
Corporate overhead                          (8.8)   (15.8)  (10.5)  (21.0)   (6.8)  (47.9)
                                            ----    -----   -----   -----    ----   -----
  Subtotal ongoing operations               55.6    100.0    46.7    93.6    20.9   147.2
Businesses sold and other non-recurring2     0.0      0.0     3.2     6.4    (6.7)  (47.2)
                                            ----    -----    ----   -----    ----   ----
  Total                                     55.6    100.0    49.9   100.0    14.2   100.0
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

     See NOTE 3 to the "Notes to Consolidated Financial Statements."

EBITDA1,2
(Dollars in Millions)

                                                           Fiscal Years Ended
                                                6/27/98          6/28/97            6/29/96
                                                    % of              % of            % of
                                               $    Total      $      Total      $    Total
                                             -----  -----    -----    -----    -----  -----


CBF                                          61.0    78.9     57.1     74.4    44.4   101.6
Nalley Fine Foods                            16.0    20.7     16.2     21.1     2.3     5.3
Snack Foods Group                             8.8    11.4      7.6      9.9     6.0    13.7
Corporate                                    (8.5)  (11.0)   (10.1)   (13.1)   (6.9)  (15.8)
                                             ----   -----    -----    -----    ----   -----
   Subtotal ongoing operations               77.3   100.0     70.8     92.3    45.8   104.8
Businesses sold and other non recurring3      0.0     0.0      5.9      7.7    (2.1)   (4.8)
                                             ----   -----    -----    -----    ----   -----
   Total                                     77.3   100.0     76.7    100.0    43.7   100.0
                                             ====   =====    =====    =====    ====   =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income/(loss) of Agrilink before dividing with Pro-Fac and before cumulative effect of an accounting change, interest expense, depreciation and amortization of goodwill, and other intangibles.

     EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

     EBITDA is included herein because the Company believes EBITDA is a financial indicator of a company's ability to service debt.


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

     See NOTE 3 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                         6/27/98             6/28/97
                               % of                % of
                        $      Total        $      Total
                      -----    -----     -------   -----

CBF                   362.2     63.9      329.0     60.6
Nalley Fine Foods     137.4     24.3      144.4     26.6
Snack Foods Group      28.0      4.9       26.7      4.9
Corporate              38.8      6.9       42.5      7.9
                      -----    -----      -----    -----
    Total             566.4    100.0      542.6    100.0
                      =====    =====      =====    =====

                     CHANGES FROM FISCAL 1997 TO FISCAL 1998

Net income for fiscal 1998 of $6.8 million represented a $1.3 million or 23.6 percent increase over the prior year's net income of $5.5 million. Total EBITDA before cumulative effect of an accounting change was $77.3 million as compared to $76.7 million in the prior year. Excluding the impact of businesses sold and other non-recurring activities, EBITDA increased $6.5 million or 9.2 percent to $77.3 million, while operating income increased $8.9 million or 19.1 percent to $55.6 million from the prior year $46.7 million. These improvements reflected the benefits from numerous initiatives including: (1) increase in volume and new customers in many of Agrilink's product lines; (2) the continuing benefits from structural changes made within the organization including the consolidation of operations and facilities; and (3) a decrease in interest expense due to initiatives undertaken in the prior year to reduce debt and focus on strategic product lines.

Net Sales: Total net sales for the year decreased $11.1 million or 1.5 percent to $719.7 in fiscal year 1998 from $730.8 million in the prior year. Excluding the net sales of businesses sold by the Company, net sales increased by $29.8 million or 4.3 percent to $719.7 million in fiscal year 1998 from $689.9 million in the prior year.

The increase in net sales for ongoing operations came primarily from the CBF business unit, which accounted for an increase of $28.8 million. Prior year net sales include $13.8 million in sauerkraut sales, which are now accounted for by the joint venture between Agrilink and Flanagan Brothers, Inc. created in fiscal 1998. See NOTE 3, "Acquisitions, Disposals, and Restructuring Formation of New Sauerkraut Company" to the financial statements of Agrilink included elsewhere herein. Excluding the impact of sauerkraut sales from the prior year, net sales from the CBF business unit increased $42.6 million or 10.0 percent from the prior year. Such increases resulted from changes in volume, product mix, new customers, and improvements in pricing. The increase was attributable to increases in net sales from : (i) the vegetable category of $20.2 million, (ii) the fruit category of $3.0 million, and (iii) the aseptic business of $24.4 million. As part of the acquisition of DFVC, the Company will sell its aseptic operations to Dean Foods. (The sale of the aseptic operations was completed on September 23, 1998.)

Net sales for Nalley remained relatively flat with the prior year as gains in the pickle and canned categories were offset by reductions in dressings and peanut butter. Within the pickle category, net sales for fiscal 1998 increased $3.0 million as a result of increased volume in the food service channel. Competitive pressures on volume and price resulted in a $3.0 million decrease in net sales for dressings. In addition, peanut butter experienced a $0.6 million decrease in net sales.

Net sales for the Snack Foods Group increased by $1.3 million or 1.9 percent to $68.6 million in fiscal 1998 as a result of new business in the Northwest and product line extensions, including kettle chips within Snyder of Berlin.

Gross Profit: Gross profit of $195.6 million in fiscal 1998 increased $3.9 million or 2.0 percent from $191.7 million in fiscal 1997. Excluding the impact of businesses sold in fiscal 1997, gross profit increased $8.1 million. As a percentage of net sales, gross profit increased from 26.2 percent to 27.2 percent. This increase is attributable to improved margins in many of Agrilink's product lines.

The increase in gross profit at the CBF business unit was $5.0 million. The fruit category showed improvements of $5.5 million resulting from changes in pricing and product mix. The vegetable category showed a decline of $0.9 million. However, excluding the impact of the canned vegetable business sold in 1997, the gross profit within the vegetable category improved $1.5 million. This increase is lower than the increase in net sales described above primarily due to pricing within the industry. As highlighted under "Liquidity and Capital Resources - Short- and Long-Term Trends," the vegetable portion of Agrilink's business can be impacted by the national market. During the third and fourth quarters of fiscal 1998, pricing was negatively impacted by an oversupply situation.

Overall, gross profit at Nalley decreased $0.5 million. While production and purchasing efficiencies yielded benefits, such amounts were offset by volume declines within the dressing category due to competitive pressures.

Increases in net sales within the Snack Foods Group resulted in profit improvements of $0.7 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $3.6 million as compared with the prior year. As a percentage of net sales, selling, administrative, and general expenses declined from 19.9 percent to 19.7 percent. This decrease is primarily due to:
(1) reductions in selling expenses of $1.4 million; (2) reductions in incentive costs of $1.2 million; and (3) the impact of a favorably settled outstanding tax claim with the state of Washington for $1.4 million.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 3 - "Other matters - Formation of New Sauerkraut Company" to the consolidated financial statements of Agrilink included elsewhere herein.

Interest Expense: Interest expense decreased $4.4 million or 12.6 percent to $30.6 million in fiscal 1998 from $35.0 million in fiscal 1997. This improvement is primarily the result of management's focus on debt reduction during fiscal year 1997. Specific actions taken by management included the sale of Finger Lakes Packaging Company, Inc., the sale of the canned vegetable business, and the sale of the Georgia distribution center. The reduction in debt accounted for $3.5 million of the reduction in interest expense while changes in rate accounted for the remaining $0.9 million reduction.

Provision for Taxes: The provision for taxes increased $2.0 million or 54.1 percent to $5.7 million in fiscal 1998 from $3.7 million in fiscal 1997. This increase was a result of a $5.1 million increase in earnings before tax. Agrilink's effective tax rate in fiscal 1998 was 45.5 percent which is negatively impacted by the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements" of Agrilink included elsewhere herein.

                     CHANGES FROM FISCAL 1996 TO FISCAL 1997

Net income for fiscal 1997 of $5.5 million represented a $17.4 million increase over the prior year's loss of $11.9 million. Total EBITDA before cumulative effect of an accounting change was $76.7 million for the year ended June 28, 1997 as compared to $43.7 million in the prior year. EBITDA for ongoing businesses reached $70.8 million as compared to the prior year's $45.8 million. This significant improvement reflected the benefits from numerous initiatives including: (1) a reduction in debt by $86.8 million which included the sales of Finger Lakes Packaging Company, Inc., the portion of the canned vegetable business sold, the Georgia Distribution facility and idle manufacturing facilities, and efforts to improve cash flow through better management of working capital requirements (see NOTES 3 and 5 to the "Notes to Consolidated Financial Statements" of Agrilink included elsewhere herein); (2) the implementation of structural changes within the organization, including the consolidation of the operations of Brooks Foods and Southern Frozen Foods into CBF; and (3) the consolidation of support services such as human resources and agricultural services. The reduction in interest expense as a result of the debt reduction initiatives improved net income by $5.5 million and consolidation efforts accounted for approximately $2.0 million of the $6.5 million reduction in selling, administrative, and general expenses.

Structural changes within Agrilink's business units included a review of the Nalley operations and the consolidation of several other operations. EBITDA for the Nalley business unit was $16.2 million for the year ended June 28, 1997 as compared to $2.3 million in the prior year. These results were driven by organizational changes and the absence of the significant start-up costs for the new salad dressing line which were incurred throughout fiscal 1996.

Net Sales: Total net sales decreased by $8.3 million or 1.1 percent to $730.8 million in fiscal 1997 from $739.1 million in fiscal 1996. Excluding businesses sold, net sales increased $5.8 million or 0.8 percent to $689.9 million in fiscal 1997 from $684.1 million in fiscal 1996.

Net sales from ongoing operations at CBF increased $9.0 million or 2.1 percent to $440.2 million in fiscal 1997 from $431.2 million in fiscal 1996. This increase was due to improvements in pricing and increased sales from new customers.

Net sales from ongoing operations at Nalley decreased by $6.8 million or 3.6 percent to $182.4 million in fiscal 1997 from $189.2 million in fiscal 1996. While the canned category showed increases of $1.5 million, such gains were offset by reductions in all other categories of $8.3 million. Such reductions resulted from competitive pressures on volume and price.

Net sales at the Snack Foods Group increased $3.6 million or 5.7 percent to $67.3 million in fiscal 1997 from $63.7 million in fiscal 1996. Of this increase, $0.9 million was attributable to the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996. The $2.7 million increase from the existing remaining business was due to the addition of new customers and product line extensions. Management believes the acquisition of Matthews broadened its line of products and, therefore, enhanced its earnings capability. However, due to the competitive nature of the snack food industry, management is unable to assess whether such increases within the Snack Foods Group will continue to be realized.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. As a percentage of net sales, gross profit increased from 23.8 percent to 26.2 percent. This increase is attributable to improved margins in all of Agrilink's business units.

The increase in gross profit was benefited by improved/increased pricing at the CBF business unit. As highlighted under "Liquidity and Capital Resources - Short
- - and Long-Term Trends," the vegetable and fruit portions of Agrilink's business can be positively or negatively impacted by the national crop yields. The status of the national supply situation controls pricing. During fiscal 1997, crop yields of commodities in markets in which Agrilink operates were below that of the prior year and, therefore, pricing levels within the commodities markets in which Agrilink competes were increased. The increase in pricing favorably impacted gross profit by $9.5 million.

Gross profit increased at Nalley by $4.0 million in 1997. The improvement was primarily attributable to operating improvements resulting from the elimination of start-up costs on the new salad dressing line introduced in 1996, reductions in manufacturing variances, and reductions in promotional expenses.

Increased sales from the Snack Foods Group also improved profitability. The increase in sales within the Snack Foods Group contributed an increase to gross profit of $1.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $10.7 million as compared with the prior year. As a percentage of net sales, selling, administrative, and general expenses decreased from 21.1 percent to 19.9 percent. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to Agrilink's incentive program. Payments under the incentive programs in fiscal 1997 are attributable to the significantly improved earnings. The net decrease is attributed to a $5.8 million decrease in selling ($1.7 million), advertising ($1.0 million), and trade promotions expenses ($3.1 million) resulting from decreased spending at Nalley's. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CBF and the sale of Finger Lakes Packaging Company, Inc.

Gain on Sale of Finger Lakes Packaging Company, Inc.: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging Company, Inc. to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this disposal. Agrilink received proceeds of approximately $30.0 million which were applied to reduce bank debt. The transaction also included a long-term supply agreement.

Interest Expense: Interest expense decreased $7.0 million or 16.6 percent to $35.0 million in fiscal 1997 from $42.0 million in fiscal 1996. This improvement resulted from both the inventory reduction and cash-flow-management programs initiated in fiscal 1996. In addition, debt was reduced by the proceeds from the sale of Finger Lakes Packaging Company, Inc., the canned vegetable business, and idle facilities.

Provision for Taxes: The provision for taxes increased $10.6 million to $3.7 million in fiscal 1997 from a $6.9 million benefit in fiscal 1996. Agrilink's effective tax rate in fiscal 1997 was 49.3 percent which was negatively impacted by the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to the Consolidated Financial Statements" of Agrilink included elsewhere herein.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on Agrilink's historic financial statements.

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

During October of 1997, Agrilink became the sole supplier of frozen vegetables for the Sam's national club stores. The executed contract extends for a two-year period and required an $11.0 million prepayment for volume discounts. Due to the time frame required for the incumbent supplier to exit these operations and for Agrilink to implement full distribution, this contract did not significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings, although there can be no assurance it will do so.

An offsetting increase in cash provided by operating activities resulted from the changes in accounts payable and accrued expenses due to the timing of liquidation.

Net cash  provided by investing  activities  decreased  significantly  in fiscal
1998, primarily due to the sales in fiscal 1997 of Finger Lakes Packaging Company, Inc., a portion of the canned vegetable business, the Georgia distribution center, and several idle facilities. In fiscal 1998, the only significant disposal consisted of the sale of the distribution center in Coloma, Michigan. All proceeds from asset sales were applied to repay bank debt in accordance with the terms of the Credit Agreement. In addition, in fiscal 1998, acquisitions accounted for the use of $7.4 million of investing cash flow. These proceeds were utilized to purchase DelAgra Corporation of Bridgeville, Delaware and C&O Distributing Company of Canton, Ohio. The purchase of property, plant, and equipment decreased by $2.8 million or 16.6 percent to $14.1 million in fiscal 1998 from $16.9 million in fiscal 1997 and was for general operating purposes.

Financing activities provided $11.4 million of cash in fiscal 1998 compared to using $85.6 million in cash for fiscal 1997. Cash used in fiscal 1997 included $104.9 million of debt repayment which resulted from the cash provided by the sale of certain assets during the year.

Borrowings: Under the Company's existing Credit Agreement with the Bank, Agrilink is able to borrow up to $82.0 million for working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the available line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs and fund its capital expenditures. See further discussion at "New Credit Facility" below.

As of June 27, 1998, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $82.0 million. In addition to its seasonal financing, as of June 27, 1998, the Company had $39.1 million available for long-term borrowings under the Term Loan Facility.

The existing Credit Agreement and Indenture requires that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 27, 1998, Pro-Fac and Agrilink are in compliance with all such covenants, restrictions and limitations.

To complete the Dean Foods acquisition, the Company will incur a significant amount of new borrowings. Management anticipates that the acquisition will be financed through a combination of bank and subordinated debt. Management believes the combined activities of the two businesses will provide adequate cash flow to service debt. See further discussion at "New Credit Facility" below.

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 1999 and 2000, including capital expenditures relating to DFVC, will be approximately $25.0 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 1998 and 1997, Agrilink has focused on its core businesses and growth opportunities. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements" of Agrilink included elsewhere herein.

In addition, on July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.7 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase. (The acquisition was completed on September 23, 1998.)

The vegetable and fruit portions of the Company's business, which includes CBF, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The crop and yields resulting from the 1997 growing season has resulted in an increased supply throughout the industry. Accordingly, pricing and sales volume have been negatively impacted in the third and fourth quarters of fiscal 1998.

New Credit Facility: In connection with the acquisition of DFVC, the Company has received a commitment from a bank to provide a new credit facility (the "New Credit Facility"), which is expected to consist of a $200.0 million revolving credit facility (the "Revolving Credit Facility") and a $455.0 million term loan facility (the "Term Loan Facility"). Such commitment, however, is subject to a number of conditions, including the execution and delivery of a New Credit Facility agreement satisfactory to the lender.

The Term Loan Facility is expected to be comprised of a term A facility of $100.0 million (the "Term Loan A"), which will have a maturity of five years, a term B facility of $175.0 million (the Term Loan B"), which will have a maturity of six years, and a term C facility of $180.0 million (the "Term Loan C"), which will have a maturity of seven years. The Revolving Credit Facility will have a maturity of five years.

The New Credit Facility will bear interest, at the Company's option, at the Administrative Agent's alternate base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for the Revolving Credit Facility and Term Loan A, (y) 2.25 percent for Term Loan B, and (z) 2.50 percent for Term Loan C; and (ii) in the case of LIBOR loans, (x) 2.75 percent for Revolving Credit Facility and Term Loan A, (y) 3.25 percent for Term Loan B, and (z) 3.50 percent for Term Loan C. The Administrative Agent's "alternate base rate" is defined as the greater of (a) the prime commercial rate as announced by the Administrative Agent, or (b) the Federal Funds rate plus 1/2 of 1 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, Agrilink initiated a corporate-wide restructuring program. Approximately $4.0 million of the restructuring charge comprised employee termination benefits. There were no noncash write-offs included in the fiscal 1996 restructuring charge. The cost of the strategic consulting activities was liquidated through payment in fiscal 1996. The $4.0 million reserve for employee terminations is being liquidated in accordance with severance agreements reached with such employees. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. During 1998, all remaining material amounts were liquidated.

Year 2000 and Information Services Reorganization: A full inventory and analysis of business applications and related software of the Company was performed, and the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. No major delay in these initiatives is anticipated.

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

The Company has initiated formal communications with significant suppliers and customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and Agrilink announced a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50 million, is for SCT's OnSite outsourcing services, ADAGE ERP software and implementation services and assistance in solving the Year 2000 issue.

Product Recall: In February 1997, Agrilink issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. The total estimated cost of the product recall was $0.5 million. This amount was recognized as an expense in fiscal 1997. Agrilink received closure of this matter by the FDA on March 11, 1998. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under Agrilink's insurance policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                            Page

Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements.............................................................  21
   Report of Independent Accountants................................................................................  22
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Deficit for the years ended
       June 27, 1998, June 28, 1997, and June 29, 1996..............................................................  23
     Consolidated Balance Sheet at June 27, 1998 and June 28, 1997..................................................  24
     Consolidated Statement of Cash Flows for the years ended June 27, 1998, June 28, 1997, and June 29, 1996.......  25
     Notes to Consolidated Financial Statements.....................................................................  27

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

July 31, 1998

                        Report of Independent Accountants

To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated deficit and of cash flows listed under
Item 8 of this Form 10-K/A-1 present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                    Fiscal 1998  Fiscal 1997   Fiscal 1996
Cash Flows From Operating Activities:
   Net income/(loss)                                                                 $  6,814     $  5,522      $(11,878)
   Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities -
     Restructuring and net (gain)/loss from disposals                                       0       (3,565)        5,871
     Cumulative effect of an accounting change                                              0       (4,606)            0
     Amortization of goodwill and other intangibles                                     3,581        4,092         3,422
     Amortization of debt issue costs                                                     800          800           800
     Depreciation                                                                      18,009       22,680        26,081
     Provision/(benefit) for deferred taxes                                               281        2,787        (6,853)
     Provision for losses on accounts receivable                                            0          445           528
     Equity in undistributed earnings of Bank                                            (715)      (1,143)       (1,532)
     Change in assets and liabilities:
       Accounts receivable                                                             (6,744)      (1,856)       11,309
       Inventories                                                                    (25,654)      (1,636)       33,347
       Income taxes payable                                                            (1,209)         205         4,879
       Accounts payable and accrued expenses                                           15,737       (1,751)      (15,200)
       Payable to Pro-Fac                                                              (1,720)         466         2,754
       Other assets and liabilities                                                   (11,322)         548        (1,514)
                                                                                     --------     --------      --------
Net cash (used in)/provided by operating activities                                    (2,142)      22,988        52,014
                                                                                     --------     --------      --------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                         (14,056)     (16,876)      (18,038)
   Proceeds from disposals                                                             12,794       68,716         4,408
   Proceeds from sales of idle facilities                                                   0        4,465           597
   Proceeds from investment in CoBank                                                   1,611          315             0
   Cash paid for acquisitions                                                          (7,423)           0        (5,785)
                                                                                     --------     --------      --------
Net cash (used in)/provided by investing activities                                    (7,074)      56,620       (18,818)
                                                                                     --------     --------      --------
Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                            18,180       18,000         5,400
   Payments on long-term debt                                                          (8,076)    (104,854)      (43,056)
   Payments on capital leases                                                            (616)        (503)         (825)
   Capital contribution by Pro-Fac                                                      8,752        7,234        10,000
   Cash dividends paid to Pro-Fac                                                      (6,814)      (5,522)            0
                                                                                     --------     --------      --------
Net cash provided by/(used in) financing activities                                    11,426      (85,645)      (28,481)
                                                                                     --------     --------      --------
Net change in cash and cash equivalents                                                 2,210       (6,037)        4,715
Cash and cash equivalents at beginning of period                                        2,836        8,873         4,158
                                                                                     --------     --------      --------
Cash and cash equivalents at end of period                                           $  5,046     $  2,836      $  8,873
                                                                                     ========     ========      ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
     Interest (net of amount capitalized)                                            $ 30,062     $ 35,587      $ 41,508
                                                                                     ========     ========      ========
     Income taxes, net                                                               $  6,617     $    676      $   (703)
                                                                                     ========     ========      ========
     Acquisition of DelAgra
       Accounts receivable                                                           $    403     $      0      $      0
       Inventories                                                                      3,212            0             0
       Prepaid expenses and other current assets                                           81            0             0
       Property, plant, and equipment                                                   1,842            0             0
       Goodwill                                                                         1,508            0             0
       Other accrued expenses                                                            (433)           0             0
                                                                                     --------     --------      --------
                                                                                     $  6,613     $      0      $      0
                                                                                     ========     ========      ========
     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                                $     54     $      0      $      0
       Goodwill                                                                           756            0             0
                                                                                     --------     --------      --------
                                                                                     $    810     $      0      $      0
                                                                                     ========     ========      ========
     Investment in Great Lakes Kraut Company
       Inventories                                                                   $  2,175     $      0      $      0
       Prepaid expenses and other current assets                                          409            0             0
       Property, plant, and equipment                                                   6,966            0             0
       Other accrued expenses                                                             (62)           0             0
                                                                                     --------     --------      --------
                                                                                     $  9,488     $      0      $      0
                                                                                     ========     ========      ========

The accompanying notes are an integral part of these financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                    Fiscal 1998  Fiscal 1997   Fiscal 1996
     Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                           $      0     $      0      $  1,282
       Inventories                                                                          0            0         3,902
       Prepaid expenses and other current assets                                            0            0           270
       Property, plant and equipment                                                        0            0         6,044
       Goodwill                                                                             0            0           493
       Deferred tax asset                                                                   0            0           264
       Accounts payable                                                                     0            0        (4,954)
       Other accrued expenses                                                               0            0          (418)
       Other non-current liabilities                                                        0            0        (1,098)
                                                                                     --------     --------      --------
                                                                                     $      0     $      0      $  5,785
                                                                                     ========     ========      ========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In conjunction with the purchase of certain businesses of  Nalley Canada Ltd.
     by Agrilink in fiscal 1997, the following non-cash transactions occurred:
       Notes forgiven                                                                $      0     $  4,986      $      0
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

     Long-Term Investments: The carrying value of the investment in CoBank was $24.4 million at June 27, 1998. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

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

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the Equity Method of accounting. Summarized financial information of Great Lakes Kraut Company is as follows:

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

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 27, 1998 and June 28, 1997:

(Dollars in Thousands)

                                                June 27, 1998                     June 28, 1997
                                         Owned     Leased                Owned      Leased
                                         Assets    Assets     Total      Assets     Assets      Total

Land                                   $  5,772   $    0    $  5,772    $  5,755    $    0    $  5,755
Land improvements                         3,949        0       3,949       2,117         0       2,117
Buildings                                71,342      395      71,737      80,739       645      81,384
Machinery and equipment                 163,177      990     164,167     167,155     2,397     169,552
Construction in progress                 14,421        0      14,421      13,053         0      13,053
                                       --------   ------    --------    --------    ------    --------
                                        258,661    1,385     260,046     268,819     3,042     271,861
Less accumulated depreciation           (64,678)    (753)    (65,431)    (52,194)   (1,744)    (53,938)
                                       --------   ------    --------    --------    ------    --------
Net                                    $193,983   $  632    $194,615    $216,625    $1,298    $217,923
                                       ========   ======    ========    ========    ======    ========
Obligations under capital leases1                 $  759                            $1,375
Less current portion                                (256)                             (558)
                                                  ------                            ------
Long-term portion                                 $  503                            $  817
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

Other Debt: Other debt of $5.6 million carries rates up to 10.0 percent at June 27, 1998.

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

NOTE 6. TAXES ON INCOME

Taxes on income before the cumulative effect of a change in accounting include the following:

(Dollars in Thousands)

                     Fiscal 1998  Fiscal 1997   Fiscal 1996
                     -----------  -----------   -----------

Federal -
  Current              $4,534        $  567        $     0
  Deferred                730         2,639         (5,990)
                       ------        ------        -------
                        5,264         3,206         (5,990)
                       ------        ------        -------
State and foreign -
  Current                 874           314              0
  Deferred               (449)          148           (863)
                       ------        ------        -------
                          425           462           (863)
                       ------        ------        -------
                       $5,689        $3,668        $(6,853)
                       ======        ======        =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and cumulative effect of a change in accounting is as follows:

(Dollars in Thousands)

                                                                        Fiscal 1998      Fiscal 1997      Fiscal 1996

Income tax provision/(benefit) at 35% in 1998, 34% in 1997 and 1996       $4,376            $2,530          $(6,380)
State income taxes, net of federal income tax effect                         571               484             (859)
Goodwill amortization                                                        961             1,041              784
Dividend received reduction                                                 (305)             (472)            (521)
Other, net                                                                    86                85              123
                                                                          ------            ------          -------
                                                                          $5,689            $3,668          $(6,853)
                                                                          ======            ======          =======

Effective Tax Rate                                                          45.5%             49.3%           (36.5)%
                                                                          ======            ======          =======

The deferred tax (liabilities)/assets consist of the following at June 27, 1998 and June 28, 1997:

                                             Fiscal 1998    Fiscal 1997
                                             -----------    -----------
Liabilities
  Depreciation                                $(44,611)      $(49,357)
  Non-compete agreements                          (333)          (462)
  Other receivables                                 (4)          (538)
  Prepaid manufacturing                         (3,270)        (3,215)
  Accounts receivable                             (197)             0
  Other                                              0           (215)
                                              --------       --------
                                               (48,415)       (53,787)
                                              --------       --------
Assets
  Inventory                                      2,089          2,322
  Accounts receivable                                0            377
  Capital and operating loss carryforwards       6,573          6,147
  Accrued employee benefits                      3,594          3,431
  Insurance accruals                             1,987          2,058
  Pension/OPEB accruals                          6,928          7,128
  Restructuring reserves                           321          1,332
  Promotional reserves                           1,648          1,592
  Other                                          2,313          2,908
                                              --------       --------
                                                25,453         27,295
                                              --------       --------
  Net deferred liabilities                     (22,962)       (26,492)
  Valuation allowance                           (5,550)        (6,212)
                                              --------       --------
                                              $(28,512)      $(32,704)
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

Pension cost for fiscal years ended 1998, 1997, and 1996 includes the following components:

(Dollars in Thousands)

                                                                                          Pension Benefits
                                                                          Fiscal 1998       Fiscal 1997       Fiscal 1996
Change in benefit obligation:
   Benefit obligation at beginning of period                               $ 86,775          $ 87,674          $ 80,752
   Service cost                                                               2,796             2,915             3,162
   Interest cost                                                              6,776             6,637             6,703
   Plan participants' contributions                                             168               279               213
   Amendments                                                                    74                 0              (265)
   Actuarial loss/(gain)                                                     14,193            (2,171)            2,786
   Benefits paid                                                             (8,295)           (8,559)           (5,677)
                                                                           --------          --------          --------
     Benefit obligation at end of period                                    102,487            86,775            87,674
                                                                           --------          --------          --------
Change in plan assets:
   Fair value of assets at beginning of period                               88,979            89,716            74,897
   Actual return on Plan assets                                              25,129             4,884            19,430
   Employer contribution                                                        257             2,659               853
   Plan participants' contributions                                             168               279               213
   Benefits paid                                                             (8,295)           (8,559)           (5,677)
                                                                           --------          --------          --------
     Fair value of assets at end of period                                  106,238            88,979            89,716
                                                                           --------          --------          --------
Plan funded status:                                                           3,751             2,204             2,042
   Unrecognized prior service cost                                             (147)             (243)             (265)
   Unrecognized net transition asset or obligation                                0                 0                 0
   Unrecognized actuarial loss/(gain)                                       (17,057)          (15,421)          (18,115)
   Union plans                                                                 (106)             (122)             (293)
                                                                           --------          --------          --------
     (Accrued benefit liability) prior to additional minimum liability      (13,559)          (13,582)          (16,631)
Amounts recognized in the statement of financial position consist of:
   Prepaid benefit cost (accrued benefit liability)                         (14,167)          (13,997)          (16,835)
   Accumulated other comprehensive income                                       608               415               204
                                                                           --------          --------          --------
     Net amount recognized                                                 $(13,559)         $(13,582)         $(16,631)
                                                                           ========          ========          ========

Weighted-average assumptions:
   Discount rate                                                                7.0%              8.0%             7.75%
   Expected return on plan assets                                              10.0%             10.0%             10.0%
   Rate of compensation increase                                                4.5%              4.5%              4.5%

                                                                                        Pension Benefits
                                                                          Fiscal 1998      Fiscal 1997        Fiscal 1996
Components of net periodic benefit cost:
   Service cost                                                            $  2,796          $  2,915          $  3,162
   Interest cost                                                              6,776             6,637             6,703
   Expected return on plan assets                                            (8,708)           (8,947)           (7,307)
   Amortization of prior service cost                                           (22)              (22)                0
   Amortization of (gain)/loss                                                 (593)             (802)              (64)
   Union costs                                                                   88                70               205
                                                                           --------          --------          --------
   Net periodic cost/(benefit)                                             $    337          $   (149)         $  2,699
                                                                           ========          ========          ========

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

The plan's funded status was as follows:

(Dollars in Thousands)

                                                                                     Other Benefits
                                                                          Fiscal 1998  Fiscal 1997   Fiscal 1996
 Change in benefit obligation:
   Benefit obligation at beginning of period                                $ 2,604      $ 2,695       $ 2,743
   Service cost                                                                   6            8            23
   Interest cost                                                                198          199           222
   Actuarial loss/(gain)                                                        322           49          (168)
   Benefits paid                                                               (372)        (347)         (125)
                                                                            -------      -------       -------
     Benefit obligation at end of period                                      2,758        2,604         2,695
                                                                            -------      -------       -------
Change in plan assets:
   Fair value of assets at beginning of period                                    0            0             0
   Employer contribution                                                        372          347           125
   Benefits paid                                                               (372)        (347)         (125)
                                                                            -------      -------       -------
     Fair value of assets at end of period                                        0            0             0
                                                                            -------      -------       -------
Plan funded status:                                                          (2,758)      (2,604)       (2,695)
   Unrecognized actuarial gain                                                  (46)        (378)         (443)
                                                                            -------      --------      --------
     Accrued benefit liability prior to additional minimum liability         (2,804)      (2,982)       (3,138)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                 (2,804)      (2,982)       (3,138)
                                                                            -------      -------       -------
     Net amount recognized                                                  $(2,804)     $(2,982)      $(3,138)
                                                                            =======      =======       =======

Weighted-average assumptions:
   Discount rate                                                                7.0%         8.0%         7.75%
   Expected return on plan assets                                               N/A          N/A           N/A
   Rate of compensation increase                                                N/A          N/A           N/A

                                                                                      Other Benefits
                                                                          Fiscal 1998  Fiscal 1997    Fiscal 1996
Components of net periodic benefit cost:
   Service cost                                                             $     6      $     8        $   23
   Interest cost                                                                198          199           222
   Amortization of (gain)/loss                                                  (10)         (15)            0
                                                                            -------      -------       -------
   Net periodic benefit cost                                                $   194      $   192       $   245
                                                                            =======      =======       =======

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

                                                            1-Percentage       1-Percentage
                                                            Point Increase     Point Decrease

Effect on total of service and interest cost components        $  7,361          $  (7,435)
Effect on postretirement benefit obligation                    $113,206          $(108,742)

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

NOTE 8. SUBSEQUENT EVENTS AND OTHER MATTERS

Dean Foods Vegetable Company: On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which include the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported net sales of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.7 million. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase.

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

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CBF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food service of CBF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                          EstimatedFuture Payouts
                               (b)                   (c)              Under Non-Stock Price Based Plans
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

                          Pension Plan Table

   Final                     Years of Plan Participation
Average Pay       15         20           25          30            35
- -----------    -------    ---------   ---------   ---------     ---------

 $125,000      $21,943    $  28,741   $  35,424   $  42,278     $  49,280
  150,000       27,193       35,741      44,174      52,778        61,530
  175,000       32,443       42,741      52,924      63,278        73,780
  200,000       37,693       49,741      61,674      73,778        86,030
  225,000       42,943       56,741      70,424      84,278        98,280
  250,000       48,193       63,741      79,174      94,778       110,530
  275,000       53,443       70,741      87,924     105,278       122,780
  300,000       58,693       77,741      96,674     115,778       135,030
  325,000       63,943       84,741     105,424     126,278       147,280
  350,000       69,193       91,741     114,174     136,778       159,530
  375,000       74,443       98,741     122,924     147,278       171,780
  400,000       79,693      105,741     131,674     157,778       184,030

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

(Dollars in Thousands)

                             RELATIONSHIP                    GROSS PURCHASES
     NAME                     TO PRO-FAC                     IN FISCAL 1998

Dale E. Burmeister..........   Director                          $  311
Robert V. Call, Jr..........   Director                          $3,605
Glen Lee Chase..............   Director                          $  181
Tom R. Croner...............   Director and Secretary            $  159
Kenneth M. Dahlstedt(1).....   Director                          $  236
Robert DeBadts..............   Director                          $  396
Albert P. Fazio(2)..........   Director and Vice President       $   93
Bruce R. Fox................   Director and President            $1,010
Steven D. Koinzan...........   Director and Treasurer            $  505
Kenneth A. Mattingly........   Director                          $1,153
Allan W. Overhiser..........   Director                          $   71
Paul E. Roe.................   Director                          $  928
Darell Sarff................   Director                          $  196

(1) Mr. Dahlstedt was elected to the Board of Directors of Pro-Fac effective February 18, 1998.

(2) Mr.  Fazio  retired  from the Board of  Directors of Pro-Fac on February 18,
    1998.

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

         (2) The following additional financial data are set forth herein:

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                     SCHEDULE II
Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 27, 1998

                                    Fiscal 1998    Fiscal 1997    Fiscal 1996
                                    -----------    -----------    -----------


Allowance for doubtful accounts
  Balance at beginning of period    $   970,000    $   836,000    $   673,000
  Additions charged to expense           17,000        446,000        537,000
  Deductions                           (213,000)      (312,000)      (374,000)
                                    -----------    -----------    -----------
  Balance at end of period          $   774,000    $   970,000    $   836,000
                                    ===========    ===========    ===========

Inventory reserve*
  Balance at beginning of period    $   362,000    $   485,000    $   144,000
  Net change                             29,000       (123,000)       341,000
                                    -----------    -----------    -----------
  Balance at end of period          $   391,000    $   362,000    $   485,000
                                    ===========    ===========    ===========

Tax valuation allowance**
  Balance at beginning of period    $ 6,212,000    $17,983,000    $ 7,366,000
  Net change                           (662,000)   (11,771,000)    10,617,000
                                    -----------    -----------    -----------
  Balance at end of period          $ 5,550,000    $ 6,212,000    $17,983,000
                                    ===========    ===========    ===========

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

     (c) EXHIBITS:

             Exhibit
             Number                Description

              3.3(7)  Certificate of Incorporation of Agrilink.

              3.4(3)  Bylaws of Agrilink.

              3.5(7) Certificate of Amendment of the Certificate of Incorporation

             10.1(2) Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink
                      12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

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

             10.22(6) Raw Product Supply Agreement with Seneca Foods
                      Corporation.

             10.23(6) Reciprocal Co-Pack Agreement with Seneca Foods
                      Corporation.

             Exhibit
             Number                       Description

             10.24 Modification L of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

             10.25    Second Supplemental Indenture Dated November 10, 1997.

             10.26    Amendment to Marketing and Facilitation Agreement.

             18(5)    Accountant's Report Regarding Change in Accounting Method.

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



                                              AGRILINK FOODS, INC.



Date:  October 1, 1998            By:      /s/  Earl L. Powers
                                                Earl L. Powers
                                           Vice President Finance and
                                             Chief Financial Officer
                                          (Principal Financial Officer
                                        and Principal Accounting Officer)

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



*/s/                          Director
   (CORNELIUS D. HARRINGTON)



*/s/                          Director
   (STEVEN D. KOINZAN)



*/s/                          Director
   (WALTER F. PAYNE)



*/s/                          Director
   (FRANK M. STOTZ)



*/s/                          President and Chief Executive Officer
   (DENNIS M. MULLEN)         and Director
                              (Principal Executive Officer)



 /s/Earl L. Powers            Vice President Finance and         August 19, 1998
   (EARL L. POWERS)           Chief Financial Officer
                              (Principal Financial Officer
                               and Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.

Date:   October 1, 1998              *By:  /s/ Earl L. Powers
        ---------------                    ----------------------
                                               Earl L. Powers, as
                                               Attorney in Fact