Form 10-Q
period 1998-09-26
CURTICE BURNS FOODS INC
filed 1998-11-06
CIK 26285

Page 1 of 18 Pages


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

                For the quarterly period ended September 26, 1998

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations
(Dollars in Thousands)

                                                                                        Quarter Ended
                                                                                September 26,   September 27,
                                                                                    1998             1997
Net sales                                                                        $ 182,579        $176,397
Cost of sales                                                                     (135,882)       (130,748)
                                                                                 ---------        --------
Gross profit                                                                        46,697          45,649
Selling, administrative, and general expenses                                      (34,867)        (32,954)
Income from Great Lakes Kraut Company                                                  636             164
Gain on sale of aseptic operations                                                  64,202               0
                                                                                 ---------        --------
Operating income before dividing with Pro-Fac                                       76,668          12,859
Interest expense                                                                    (8,336)         (7,638)
                                                                                 ---------        --------
Pretax income before dividing with Pro-Fac and before extraordinary item            68,332           5,221
Pro-Fac share of income before extraordinary item                                   (5,658)         (2,611)
                                                                                 ---------        --------
Income before taxes and before extraordinary item                                   62,674           2,610
Tax provision                                                                      (24,334)         (1,193)
                                                                                 ---------        --------
Income before extraordinary item                                                    38,340           1,417
Extraordinary item relating to the early extinguishment of debt                    (16,366)              0
   (net of income taxes and after dividing with Pro-Fac)                         ---------        --------
Net Income                                                                       $  21,974        $  1,417
                                                                                 =========        ========

The accompanying notes are an integral part of these consolidated financial statements.



Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                               September 26,   June 27,   September 27,
                                                                    1998        1998          1997

                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $    9,057     $  5,046     $  3,995
   Accounts receivable trade, net                                   98,911       55,046       65,053
   Accounts receivable, other                                       11,053        3,575        3,863
   Current deferred tax asset                                       13,129        4,642        8,198
   Inventories -
     Finished goods                                                349,451      111,153      140,056
     Raw materials and supplies                                     45,829       30,433       25,413
                                                                ----------     --------     --------
       Total inventories                                           395,280      141,586      165,469
                                                                ----------     --------     --------
   Current investment in CoBank                                      1,330        1,994          631
   Prepaid manufacturing expense                                        98        8,404           84
   Prepaid expenses and other current assets                        17,288       12,989        8,464
                                                                ----------     --------     --------
       Total current assets                                        546,146      233,282      255,757
Investment in CoBank                                                22,377       22,377       24,320
Investment in Great Lakes Kraut Company                              7,223        6,584        6,585
Property, plant and equipment, net                                 317,025      194,615      209,216
Assets held for sale at net realizable value                         2,711        2,662        3,259
Goodwill and other intangible assets, net                          327,650       94,744       95,503
Other assets                                                        24,418       12,175        7,507
Note receivable due from Pro-Fac                                     9,400            0            0
                                                                ----------     --------     --------
       Total assets                                             $1,256,950     $566,439     $602,147
                                                                ==========     ========     ========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                $   94,000    $       0     $ 64,000
   Current portion of obligations under capital leases                 256          256          558
   Current portion of long-term debt                                 1,023        8,071        8,073
   Accounts payable                                                 84,493       70,125       38,931
   Income taxes payable                                             12,420        3,943        4,234
   Accrued interest                                                    690        8,559        3,960
   Accrued employee compensation                                    14,329        8,598        7,981
   Other accrued expenses                                           89,746       19,013       21,681
Current liability due to Pro-Fac                                    27,254        6,642        9,659
                                                                ----------     --------     --------
       Total current liabilities                                   324,211      125,207      159,077
Obligations under capital leases                                       503          503          817
Long-term debt                                                     463,700       69,937       70,528
Senior subordinated notes                                               15      160,000      160,000
Subordinated bridge facility                                       200,000            0            0
Subordinated promissory note                                        30,000            0            0
Deferred income tax liabilities                                     35,341       33,154       40,902
Other non-current liabilities                                       26,626       23,053       22,967
                                                                ----------     --------     --------
       Total liabilities                                         1,080,396      411,854      454,291
                                                                ----------     --------     --------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                         0            0            0
Accumulated other comprehensive income:
   Minimum pension liability adjustment                               (608)        (608)           0
   Cumulative foreign currency adjustment                               (5)           0            0
Additional paid-in capital                                         167,071      167,071      158,317
Retained earnings (accumulated deficit)                             10,096      (11,878)     (10,461)
                                                                ----------     --------     --------
       Total shareholder's equity                                  176,554      154,585      147,856
                                                                ----------     --------     --------
       Total liabilities and shareholder's equity               $1,256,950     $566,439     $602,147
                                                                ==========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                                                                             Quarter Ended
                                                                                     September 26,   September 27,
                                                                                         1998            1997
                                                                                     -------------   -------------
Cash Flows From Operating Activities:
   Net income                                                                         $  21,974       $   1,417
   Adjustments to reconcile net income to net cash used in operating activities -
     Gain on the sale of the aseptic operation                                          (64,202)              0
     Extraordinary item relating to the early extinguishment of debt                     16,366               0
     Amortization of goodwill and other intangibles                                         926             990
     Amortization of debt issue costs                                                       200             199
     Depreciation                                                                         4,385           4,597
     Equity in undistributed earnings of Great Lakes Kraut Company                         (636)           (164)
     Change in assets and liabilities:
       Accounts receivable                                                              (22,222)        (17,442)
       Inventories                                                                      (72,038)        (52,739)
       Income taxes payable                                                              18,940            (918)
       Accounts payable and other accrued expenses                                      (23,305)         (9,994)
       Due to Pro-Fac                                                                    12,870           5,347
       Other assets and liabilities                                                         (26)         (2,291)
                                                                                      ---------       ---------
Net cash used in operating activities                                                  (106,768)        (70,998)
                                                                                      ---------       ---------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                             (4,094)         (3,231)
   Proceeds from disposals                                                               83,000             375
   Proceeds from investment in CoBank                                                       664             316
   Cash paid for acquisitions                                                          (445,918)              0
                                                                                      ---------       ---------
Net cash used in investing activities                                                  (366,348)         (2,540)
                                                                                      ---------       ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                            177,000          64,000
   Payments on short-term debt                                                          (83,000)              0
   Proceeds from issuance of long-term debt                                             677,100           9,000
   Proceeds from Great Lakes Kraut Company                                                    0           3,000
   Payments on long-term debt                                                          (276,450)         (1,303)
   Cash paid for debt issuance costs                                                    (17,523)              0
                                                                                      ---------       ---------
Net cash provided by financing activities                                               477,127          74,697
                                                                                      ---------       ---------
Net change in cash and cash equivalents                                                   4,011           1,159
Cash and cash equivalents at beginning of period                                          5,046           2,836
                                                                                      ---------       ---------
Cash and cash equivalents at end of period                                            $   9,057       $   3,995
                                                                                      =========       =========



(Table continued on next page)

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

(Table continued from previous page)

                                                                     Quarter Ended
                                                            September 26,        September 27,
                                                                1998                1997
                                                            -------------        ----------

Supplemental disclosure of cash flow information:
   Acquisition of Dean Foods Vegetable Company
     Accounts receivable                                     $  28,701
     Inventories                                               191,619
     Prepaid expenses and other current assets                   2,871
     Current deferred tax asset                                  6,300
     Property, plant and equipment                             131,648
     Goodwill and other intangible assets                      230,609
     Accounts payable                                          (37,802)
     Accrued employee compensation                              (8,437)
     Other accrued expenses                                    (66,748)
     Long-term debt                                             (2,752)
     Subordinated promissory note                              (30,000)
     Other assets and liabilities, net                          (2,404)
                                                             ---------
                                                             $ 443,605
                                                             =========

   Acquisition of J.A. Hopay Distributing Co., Inc.
     Accounts receivable                                     $     420
     Inventories                                                   153
     Property, plant and equipment                                  51
     Goodwill and other intangible assets                        3,303
     Other accrued expenses                                       (251)
     Obligation for covenant not to compete                     (1,363)
                                                             ---------
                                                             $   2,313
                                                             =========
   Investment in Great Lakes Kraut Company
     Inventories                                                                   $ 2,175
     Prepaid expenses and other current assets                                         409
     Property, plant and equipment                                                   6,966
     Other accrued expenses                                                            (62)
                                                                                   -------
                                                                                   $ 9,488
                                                                                   =======

The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. Agrilink Foods, Inc. ("Agrilink" or the "Company") is a wholly owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K/A-1 for the fiscal year ended June 27, 1998.

Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1998 have been reclassified to conform with the current presentation.

Adoption of SFAS No. 130: Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS No. 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which for the Company includes foreign currency translation adjustments and minimum pension liability adjustments. The adoption of SFAS No. 130 did not have a material effect on the Company's results of operations or financial position.

Adoption of SFAS No. 131: Effective June 28, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

Derivative Financial Instruments: The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risks and are not held for trading purposes.

The Company enters into interest rate swap agreements to limit exposure to interest rate movements. Net payments or receipts are accrued into prepaid expenses and other current assets and/or other accrued expenses and are recorded as adjustments to interest expense. Interest rate instruments are entered into for periods no greater than the life of the underlying transaction being hedged. Management anticipates that all interest rate derivatives will be held to maturity. Any gains or losses on prematurely terminated interest rate derivatives will be recognized over the remaining life, if any, of the underlying transaction as an adjustment to interest expense.

NOTE 2.       ACQUISITION OF DEAN FOODS VEGETABLE COMPANY

On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "Acquisition"). In connection with the Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the Aseptic Business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Subordinated Promissory Note"), as consideration for the Acquisition. The Company has the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. In order to exercise that election, the Company will pay $13.2 million to Dean Foods. The Company intends to exercise that election.

After the Acquisition, DFVC was merged into the Company, and Dean Foods Vegetable Company became a business unit of the Company known as Agrilink Foods Vegetable Company ("AFVC"). DFVC has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and private labels. The Company believes that the Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

The Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary. Once an allocation is determined, in accordance with generally accepted accounting principles, any remaining excess of purchase cost over net assets acquired will be adjusted through goodwill.

Due to insignificance, the results of operations of AFVC for the period September 24 through 26, 1998 have not been included in the Company's Consolidated Statement of Operations for the three months ended September 26, 1998.

Concurrently with the Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12.25 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder.

In order to consummate the Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued a $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility will be repaid principally with the proceeds from a new long-term take-out financing. The Bridge Facility was provided by Warburg Dillon Read LLC, as Arranger and Syndication Agent; and UBS AG, Stamford Branch, as Administrative Agent; and the Bank of Montreal and Harris Trust and Savings Bank as additional lenders.

NOTE 3.       AGREEMENTS WITH PRO-FAC

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

Under the Agreement, the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink.

Amounts received by Pro-Fac from Agrilink for the quarters ended September 26, 1998 and September 27, 1997 include: commercial market value of crops delivered, $44.3 and $40.6 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $4.0 million and $2.6 million, respectively.

In the first quarter of fiscal 1999, the Company reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing long-term obligation due from Pro-Fac having a 10-year maturity.

NOTE 4.       DEBT

New Credit Facility: In connection with the Acquisition, the Company has entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.25 percent for loans under the Term B Facility and (z) 2.50 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.25 percent for loans under the Term B
Facility and (z) 3.50 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Beginning with the reporting period ending March 31, 1999, the applicable margins for the New Credit Facility will be subject to possible reductions based on the ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (each as defined in the New Credit Facility).

Upon consummation of the Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit.

The Term Loan Facility will be subject to the following amortization schedule.


Fiscal Year   Term Loan A     Term Loan B       Term Loan C    Total
-----------   -----------     -----------       -----------    -----
                          (Dollars in millions)
  1999         $   0.0          $  0.2            $   0.2     $   0.4
  2000            15.0             0.4                0.4        15.8
  2001            20.0             0.4                0.4        20.8
  2002            20.0             0.4                0.4        20.8
  2003            20.0             0.4                0.4        20.8
  2004            25.0             0.4                0.4        25.8
  2005             0.0           172.8                0.4       173.2
  2006             0.0             0.0              177.4       177.4
               -------          ------            -------     -------
               $ 100.0          $175.0            $ 180.0     $ 455.0
               =======          ======            =======     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries, and (iii) all of the

Company's rights (principally indemnification rights) under the agreement to acquire DFVC and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future subsidiaries, if any.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of EBITDA, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum level of net worth. The Company is in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

Interest Rate Protection Agreements: The Company has entered into a three-year interest rate swap agreement with the Bank of Montreal in the notional amount of $150 million. The swap agreement provides for an interest rate of 4.96 percent over the term of the swap payable by the Company in exchange for payments at the published three-month LIBOR. In addition, the Company entered into a separate interest rate swap agreement with the Bank of Montreal in the notional amount of $100 million for an initial period of three years, which may be extended, at the Company's option, for an additional two-year period. This swap agreement provides for an interest rate of 5.32 percent over the term of the swap, including the two-year extension period if the Company elects to extend, payable by the Company in exchange for payments at the published three-month LIBOR. The Company entered into these agreements in order to manage its interest rate risk by exchanging its floating rate interest payments for fixed rate interest payments.

Subordinated Bridge Facility: To complete the Acquisition, the Company also entered into a Subordinated Bridge Facility (the "Bridge Facility"). The Bridge Facility was provided by Warburg Dillon Read LLC, as Arranger and Syndication Agent; and UBS AG, Stamford Branch, as Administrative Agent; and the Bank of Montreal and Harris Trust and Savings Bank as additional lenders. The interest rate under the Bridge Facility resets monthly on the basis of LIBOR plus a spread of 5 percent for the first 90 days, which spread increases by an additional 1 percent each subsequent 90-day period. In no event will the interest rate exceed 16 percent per annum. The Company anticipates that the Bridge Facility will be repaid principally with the proceeds of a new long-term take-out financing. Should the Company be unable to complete its long-term take-out financing, the Bridge Facility, if not repaid within one year, may thereafter be converted to permanent financing with consistent interest rates and a maturity of September, 2006.

Subordinated Promissory Note: As partial consideration for the Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Subordinated Bridge Facility, any long-term take-out financing, and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

12 1/4 Percent Senior Subordinated Notes (due 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

NOTE 5.       OTHER MATTERS

J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributes snack products for Snyder of Berlin, one of the Company's business units within its Snack Foods Group. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 30 years.

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin, contributed all their sauerkraut production related assets to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company, with ownership split equally between the two companies. The joint venture is accounted for using the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations in the first quarter of fiscal 1999 versus fiscal 1998.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary business units: Curtice Burns Foods ("CBF"), Agrilink Foods Vegetable Company ("AFVC"), Nalley Fine Foods ("Nalley"), and its Snack Foods group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities, except for one facility in Mexico, are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; canned and frozen fruits and vegetables, and popcorn. The AFVC business unit was acquired on September 24, 1998 and produces canned and frozen vegetables. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the Company's results of operations by business unit for the quarters ended September 26, 1998 and September 27, 1997, and the Company's total assets by business unit as of September 26, 1998 and September 27, 1997. As the acquisition of AFVC was completed on September 24, 1998, the operating activities of AFVC for the period September 24 through September 26, 1998 have not been included in the results shown below due to insignificance.

Net Sales
(Dollars in Millions)
                                            Quarter Ended
                                  September 26,      September 27,
                                      1998               1997
                                           % of                % of
                                  $        Total      $        Total
                                ------     -----    ------     ------

 CBF                            $ 96.7      53.0%   $ 87.7      49.7%
 Nalley Fine Foods                42.8      23.4      46.9      26.6
 Snack Foods Group                18.2      10.0      17.3       9.8
                                ------     -----    ------     -----
   Subtotal ongoing operations   157.7      86.4     151.9      86.1
 Businesses sold(1)               24.9      13.6      24.5      13.9
                                ------     -----    ------     -----
   Total                        $182.6     100.0%   $176.4     100.0%
                                ======     =====    ======     =====

(1) Includes the net sales of the aseptic business. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                          Quarter Ended
                                 September 26,       September 27,
                                     1998                1997
                                         % of              % of
                                  $     Total       $      Total
                                ------  -------   -----    -----

CBF                             $ 6.1    48.8%    $ 6.1     47.3%
Nalley Fine Foods                 2.2    17.6       3.7     28.7
Snack Foods Group                 2.3    18.4       2.1     16.2
Corporate                        (1.3)  (10.4)     (1.9)   (14.7)
                                -----   -----     -----    -----
  Subtotal ongoing operations     9.3    74.4      10.0     77.5
Businesses sold2                  3.2    25.6       2.9     22.5
                                -----   -----     -----    -----
  Total3                        $12.5   100.0%    $12.9    100.0%
                                =====   =====     =====    =====

1   Excludes the gain on the sale of the aseptic business.

2   Represents the operating earnings of the aseptic business.

3 Operating income less interest expense of $8.3 million and $7.6 million, for the first quarter of fiscal 1999 and 1998, respectively, results in pretax income before dividing with Pro-Fac and before extraordinary item. Interest expense allocated to business units is not considered a critical component by management when evaluating success.

EBITDA1,2
(Dollars in Millions)

                                               Quarter Ended
                                       September 26      September 27,
                                           1998              1997
                                               % of              % of
                                      $       Total        $     Total
                                    -----     -----      -----   -----

CBF                                 $ 8.9      50.0%     $ 9.5    51.6%
Nalley Fine Foods                     3.6      20.2        5.1    27.7
Snack Foods Group                     2.8      15.7        2.6    14.1
Corporate                            (1.3)     (7.2)      (2.0)  (10.8)
                                    -----     -----      -----   -----
  Subtotal ongoing operations        14.0      78.7       15.2    82.6
Businesses sold3                      3.8      21.3        3.2    17.4
                                    -----     -----      -----   -----
  Total                             $17.8     100.0%     $18.4   100.0%
                                    =====     =====      =====   =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before extraordinary item, and interest expense, depreciation and amortization of goodwill and other intangibles.

   EBITDA should not be considered as an alternative to net income or cash flows from operations or any other generally accepted accounting principles measure of performance or as a measure of liquidity.

   EBITDA is included herein because the Company believes EBITDA is a financial indicator of a company's ability to service debt. EBITDA as calculated by Agrilink may not be comparable to calculations as presented by other companies.

2  Excludes the gain on the sale of the aseptic business.

3  Represents the operating earnings of the aseptic business.

Total Assets
(Dollars in Millions)

                                            Quarter Ended
                                    September 26,      September 27,
                                        1998               1997
                                             % of               % of
                                   $         Total       $      Total
                                --------     -----    ------   ------

CBF                             $  405.0      32.2%   $346.7    57.6%
AFVC                               592.0      47.1       0.0     0.0
Nalley Fine Foods                  154.9      12.3     155.8    25.9
Snack Foods Group                   32.1       2.6      26.5     4.4
Corporate                           72.9       5.8      45.4     7.5
                                --------     -----    ------   -----
  Subtotal ongoing operations    1,256.9     100.0     574.4    95.4
Businesses sold1                     0.0       0.0      27.7     4.6
                                --------     -----    -------  ------
  Total                         $1,256.9     100.0%   $602.1   100.0%
                                ========     =====    ======   =====


1 Includes the assets of the aseptic business. See NOTE 2 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 1998 TO FIRST QUARTER FISCAL 1999

Net income for the first quarter of fiscal 1999 of $22.0 million represented a $20.6 million increase over the first quarter of fiscal 1998 net income of $1.4 million. Total EBITDA for the first quarter of fiscal 1999 before the extraordinary charge relating to the early extinguishment of debt was $82.0 million as compared to $18.4 million in the first fiscal quarter of fiscal 1998. Excluding the operating results and gain from businesses sold, EBITDA for the continuing business decreased $1.2 million, or 7.9 percent, to $14.0 million in the first quarter of the current fiscal year from $15.2 million in the first quarter of the prior fiscal year. This decline was impacted by a decrease at CBF of $0.6 million due to changes in product mix within the fruit category (approximately $1.1 million); and increase in advertising associated with the launch of Breakfast Toppers (approximately $0.5 million). These decreases were offset by an increase within the vegetable category of $1.0 million attributable to improvements in volume. The decline at Nalley of $1.5 million was due primarily to the recognition of a favorably settled outstanding tax claim with the state of Washington for $1.4 million in the first quarter of the prior fiscal year. The EBITDA within the Snack Foods Group increased $0.2 million due to increases in net sales.

Net Sales: Total net sales for the quarter increased $6.2 million, or 3.5 percent, to $182.6 million in the first fiscal quarter of fiscal 1999 from $176.4 million in the first quarter of fiscal 1998. Excluding businesses sold, net sales increased by $5.8 million, or 3.8 percent, to $157.7 million in the first quarter of fiscal 1999 from $151.9 million in the first quarter of fiscal 1998.

The increase in net sales for ongoing operations came primarily from the CBF business unit which reported an increase in net sales of $9.0 million. This increase was attributable to improvements in volume primarily within frozen vegetables. Net sales for the remaining categories at CBF were relatively consistent with that of the first quarter of the prior fiscal year.

Net sales for Nalley decreased $4.1 million as compared with the first quarter of the prior fiscal year as gains in the pickle category were offset by reductions in the dressings and canned product lines. Within the pickle category, net sales for the first quarter of fiscal 1999 increased $0.6 million as a result of increased volume in the food service channel. Competitive pressures on volume and price resulted in a $2.6 million decrease in net sales for dressings and a $2.0 million decrease in the canned category. Net sales for the peanut butter category were flat with that of the first quarter of the prior fiscal year.

Net sales for the Snack Foods Group increased by $0.9 million, or 5.2 percent, to $18.2 million in the first quarter of fiscal 1999 as a result of new business in the Northwest and product line extensions, including Snyder of Berlin's kettle chips.

Gross Profit: Gross profit of $46.7 million in the quarter ended September 26, 1998 increased approximately $1.1 million, or 2.4 percent, from $45.6 million in the quarter ended September 27, 1997. Excluding the impact of businesses sold, gross profit increased $0.7 million or 1.8 percent.

The increase in gross profit at the CBF business unit (excluding the aseptic business) was $1.0 million. The vegetable category showed improvements of $2.1 million resulting from increases in volume, while the fruit category showed a decline of $0.7 million attributable to product mix and decreases within other categories of $0.4 million due to changes in volume.

Overall, gross profit at Nalley decreased $0.8 million due primarily to the reductions in net sales outlined above. The Nalley gross margin percentage has, however, improved over the prior year to 35.9 percent from 34.4 percent in the first quarter of fiscal 1998.

Increases in net sales within the Snack Foods Group resulted in margin improvements of $0.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $1.9 million as compared with the first quarter of the prior fiscal year. As a percentage of net sales, selling, administrative, and general expenses increased to 19.1 percent in the first quarter of fiscal 1999 from 18.7 percent in the first quarter of fiscal 1998. This increase is primarily due to the impact of a favorably settled outstanding tax claim with the state of Washington for $1.4 million recognized in the first quarter of fiscal 1998. All remaining expenses were relatively flat with that of the prior year.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 5 - "Other Matters - Formation of New Sauerkraut Company" to the "Notes to Consolidated Financial Statements" included herein.

Gain on Sale of Aseptic Operations: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. A gain of approximately $64.2 million was recognized on this disposal reflecting a value for this business of approximately $83 million (based upon an appraised value given to the Company by an independent appraiser). This amount was used to offset borrowings necessary to complete the Acquisition.

Interest Expense: Interest expense increased $0.7 million, or 9.1 percent, to $8.3 million in the first quarter of fiscal 1999 from $7.6 million in the first quarter of fiscal 1998. The increase is impacted by higher levels of seasonal borrowings in the first quarter of fiscal 1999 due to the earlier intake of crops in the current year and therefore the resultant increase in inventory levels.

Provision for Taxes: The provision for taxes increased $23.2 million to $24.3 million in the first quarter of fiscal 1999 from $1.1 million in the first quarter of fiscal 1998. Of this increase, $25.0 million is attributable to the provision associated with the gain on the sale of the aseptic business. The remaining variance is impacted by the change in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinquishment of Debt: Concurrently with the Acquisition, the Company refinanced its existing indebtedness, including its 12.25 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Cash Flows" for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Net cash used in operating activities increased $35.8 million over the first quarter of the prior fiscal year. This increase is primarily due to variances within inventory including: (1) an increase of $1.5 million in inventory to support additional business regarding the Sam's national club stores; (2) an increase of $2.5 million associated with the acquisition of DelAgra; and changes in growing areas, early harvesting of crops, the size of the crop intake, and other changes in inventory necessary to support operations (approximately $15.3 million).

In addition, cash used in operating activities increased over the prior year due to the timing of liquidation of outstanding accounts payable and accrued expenses.

Net cash used in investing activities increased significantly due to the acquisition of DFVC offset by the subsequent sale of the aseptic business. The purchase of property, plant and equipment increased $0.9 million to $4.1 million for the quarter ended September 26,

1998 from $3.2 million for the quarter ended September 27, 1997 and was for general operating purposes.

Net cash provided by financing activities also increased significantly due to the acquisition of DFVC and the activities completed concurrent with the Acquisition to refinance existing indebtedness. See further discussion at "Liquidity and Capital Resources" below and at NOTE 4 - "Debt" to the "Notes to Consolidated Financial Statements" included herein.

New Credit Facility: In connection with the Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 2.25 percent for loans under the Term B Facility and (z) 2.50 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.25 percent for loans under the Term B Facility and (z) 3.50 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit.

Beginning with the reporting period ending March 31, 1999, the applicable margins for the New Credit Facility will be subject to possible reductions based on the ratio of consolidated debt to EBITDA (each as defined in the New Credit Facility).

The Term Loan Facility will be subject to the following amortization schedule.

Fiscal Year   Term Loan A         Term Loan B         Term Loan C       Total
-----------   -----------         -----------         -----------       -----
                               (Dollars in millions)
    1999        $  0.0              $  0.2              $  0.2          $  0.4
    2000          15.0                 0.4                 0.4            15.8
    2001          20.0                 0.4                 0.4            20.8
    2002          20.0                 0.4                 0.4            20.8
    2003          20.0                 0.4                 0.4            20.8
    2004          25.0                 0.4                 0.4            25.8
    2005           0.0               172.8                 0.4           173.2
    2006           0.0                 0.0               177.4           177.4
                ------              ------              ------          ------
                $100.0              $175.0              $180.0          $455.0
                ======              ======              ======          ======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries, and (iii) all of the Company's rights (principally indemnification rights) under the agreement to acquire DFVC and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future subsidiaries, if any.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of EBITDA, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum level of net worth. The Company is in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

Subordinated Bridge Facility: To complete the Acquisition, the Company also entered into a Subordinated Bridge Facility (the "Bridge Facility"). The Bridge Facility was provided by Warburg Dillon Read LLC, as Arranger and Syndication Agent; and UBS AG, Stamford Branch, as Administrative Agent; and the Bank of Montreal and Harris Trust and Savings Bank as additional lenders. The interest rate under the Bridge Facility resets monthly on the basis of LIBOR plus a spread of 5 percent for the first 90 days, which spread increases by an additional 1 percent each subsequent 90-day period. In no event will the interest rate exceed 16 percent per annum. The Company anticipates that the Bridge Facility will be repaid principally with the proceeds of a new long-term take-out financing. Should the Company be unable to complete its long-term take-out financing, the Bridge Facility, if not repaid within one year, may thereafter be converted to permanent financing with consistent interest rates and a maturity of September, 2006.

Subordinated Promissory Note: As partial consideration for the Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Subordinated Bridge Facility, any long-term take-out financing, and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

12 1/4 Percent Senior Subordinated Notes (due 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Interest Rate Risk Management:

The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, the Company has entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by the Company in exchange for payments received at the three-month LIBOR rate.

The following is a summary of the Company's interest rate swap agreements by major type:

                                        October 5, 1998    Maturities through
Interest Rate Swap:
Variable to Fixed - notional amount      $250,000,000              2001
   Average pay rate                       4.96-5.32%
   Average receive rate                     5.3125%

The Company has the option of extending one of the interest rate swap agreements, with a notional amount of $100,000,000 and expiration date of October 5, 2001, for an additional two years through October 5, 2003.

While there is potential that interest rates will fall, and hence minimize the benefits of the Company's hedge position, it is the Company's position that on a long-term basis, the possibility of interest rates increasing exceeds the likelihood of interest rates decreasing. The Company will, however, monitor market conditions to adjust its position as it considers necessary.

                                  OTHER MATTERS

Short- and Long-Term Trends: The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The effect of the 1998 growing season on fiscal 1999 financial results cannot be estimated until late 1998 or early calendar 1999 when harvesting is complete and when local and national supplies can be determined.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 10 to 15 and other statements made in this Form 10-Q) and in other filings with the SEC.

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

     the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

     the ability to integrate DFVC into the business of the Company and the extent to which anticipated cost savings in connection with the Acquisition will be realized and the timing of any such realization.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit Number   Description

            10.1 Credit Agreement Among Agrilink Foods, Inc., Pro-Fac Cooperative, Inc. and Harris Trust and Savings Bank, and Bank of Montreal, Chicago Branch, and the Lender from Time to Time To Parties Hereto, dated as of September 23, 1998

            10.2 $200,000,000 Senior Subordinated Credit Agreement Among Agrilink Foods, Inc., Pro- Fac Cooperative, Inc. and Warburg Dillon Read LLC and UBS AG, Stamford Branch and the Lenders From Time to Time Party Hereto, dated September 23, 1998

            10.3        Subordinated  Promissory Note Among Agrilink Foods, Inc.
                        and Dean Foods Company, dated as of September 23, 1998

            27          Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the period to which this report relates:

          Date                                   Item

      July 28, 1998               Item 5 - Other Events
      October 5, 1998             Item 2 - Acquisition or Disposition of Assets

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AGRILINK FOODS, INC.



Date:  November 6, 1998                     By:/s/ Earl L. Powers
                                                   EARL L. POWERS
                                             VICE PRESIDENT FINANCE AND
                                               CHIEF FINANCIAL OFFICER
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)