Form 10-Q
period 1999-03-27
AGRILINK FOODS INC
filed 1999-05-10
CIK 26285

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                          YES  X     NO
                             _____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1999

                              Common Stock: 10,000





                               Page 1 of 23 Pages

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

AGRILINK FOODS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                       Three Months Ended                  Nine Months Ended
                                                                  ----------------------------        --------------------------
                                                                   March 27,         March 28,          March 27,        March 28,
                                                                     1999              1998               1999             1998
                                                                  ---------         ----------        ----------        ---------

Net sales                                                         $ 352,185         $ 163,150         $ 911,467         $ 542,219
Cost of sales                                                      (243,706)         (118,238)         (634,151)         (389,078)
                                                                  ---------         ---------         ---------         ---------
Gross profit                                                        108,479            44,912           277,316           153,141
Selling, administrative, and general expense                        (86,776)          (34,308)         (213,746)         (108,561)
Gains on sales of assets, net                                           532                 0            64,734                 0
Restructuring                                                        (5,000)                0            (5,000)                0
Income from Great Lakes Kraut LLC                                       728               512             2,417             1,472
                                                                  ---------         ---------         ---------         ---------
Operating income before dividing with Pro-Fac                        17,963            11,116           125,721            46,052
Interest expense                                                    (19,366)           (7,716)          (46,315)          (23,323)
Amortization of debt issue costs associated with the
  Bridge Facility                                                         0                 0            (5,500)                0
                                                                  ---------         ---------         ---------         ---------
Pretax (loss)/income before dividing with Pro-Fac and
  before extraordinary item                                          (1,403)            3,400            73,906            22,729
Pro-Fac share of loss/(income) before extraordinary item              2,188            (1,700)           (7,470)          (11,365)
                                                                  ---------         ---------         ---------         ---------
Income before taxes and before extraordinary item                       785             1,700            66,436            11,364
Tax provision                                                          (892)             (774)          (26,601)           (5,171)
                                                                  ---------         ---------         ---------         ---------
(Loss)/income before extraordinary item                                (107)              926            39,835             6,193
Extraordinary item relating to the early extinguishment
  of debt (net of income taxes and after dividing with Pro-Fac)           0                 0           (16,366)                0
                                                                  ---------         ---------         ---------         ---------
Net (loss)/income                                                 $    (107)        $     926         $  23,469         $   6,193
                                                                  =========         =========         =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

AGRILINK FOODS, INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                                         March 27,            June 27,            March 28,
                                                                           1999                 1998                1998
                                                                         ---------            ---------          ----------

                                            ASSETS
Current assets:
  Cash and cash equivalents                                              $     7,464         $     5,046         $     2,856
  Accounts receivable trade, net                                             100,592              55,046              55,012
  Accounts receivable, other                                                   5,753               3,575               1,391
  Current deferred tax asset                                                  13,129               4,642               8,198
  Inventories -
    Finished goods                                                           283,428             111,153             120,656
    Raw materials and supplies                                                43,501              30,433              32,698
                                                                         -----------         -----------         -----------
      Total inventories                                                      326,929             141,586             153,354
                                                                         -----------         -----------         -----------
  Current investment in CoBank                                                 3,198               1,994               2,502
  Prepaid manufacturing expense                                                7,607               8,404               3,674
  Prepaid expenses and other current assets                                   19,382              12,989              12,002
  Current receivable from Pro-Fac                                                  0                   0                 216
                                                                         -----------         -----------         -----------
     Total current assets                                                    484,054             233,282             239,205
Investment in CoBank                                                          19,699              22,377              22,534
Investment in Great Lakes Kraut LLC                                            9,001               6,584               8,056
Property, plant and equipment, net                                           335,727             194,615             207,278
Assets held for sale at net realizable value                                     920               2,662               2,582
Goodwill and other intangible assets, net                                    297,989              94,744              94,465
Other assets                                                                  22,356              12,175              13,682
Note receivable due from Pro-Fac                                               9,400                   0                   0
                                                                         -----------         -----------         -----------
      Total assets                                                       $ 1,179,146         $   566,439         $   587,802
                                                                         ===========         ===========         ===========

                             LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes payable                                                          $    73,900         $         0         $    57,800
  Current portion of obligations under capital leases                            256                 256                 558
  Current portion of long-term debt                                            8,731               8,071               8,070
  Accounts payable                                                            59,967              70,125              39,955
  Income taxes payable                                                         1,924               3,943               4,722
  Accrued interest                                                            10,456               8,559               3,867
  Accrued employee compensation                                               13,083               8,598              10,041
  Other accrued expenses                                                      86,597              19,013              18,076
  Current liability due to Pro-Fac                                            16,587               6,642                   0
                                                                         -----------         -----------         -----------
      Total current liabilities                                              271,501             125,207             143,089
Obligations under capital leases                                                 503                 503                 817
Long-term debt                                                               675,551             229,937             227,488
Deferred income tax liabilities                                               35,341              33,154              40,902
Other non-current liabilities                                                 25,696              23,053              22,874
                                                                         -----------         -----------         -----------
      Total liabilities                                                    1,008,592             411,854             435,170
                                                                         -----------         -----------         -----------
Commitments and contingencies
Shareholder's Equity:
  Common stock, par value $.01;
    10,000 shares outstanding, owned by Pro-Fac                                    0                   0                   0
Accumulated other comprehensive income:
  Minimum pension liability adjustment                                          (608)               (608)                  0
Additional paid-in capital                                                   167,071             167,071             158,317
Retained earnings (accumulated deficit)                                        4,091             (11,878)             (5,685)
                                                                         -----------         -----------         -----------
      Total shareholder's equity                                             170,554             154,585             152,632
                                                                         -----------         -----------         -----------
      Total liabilities and shareholder's equity                         $ 1,179,146         $   566,439         $   587,802
                                                                         ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

AGRILINK FOODS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                 ---------------------------
(DOLLARS IN THOUSANDS)                                                                            March 27,          March 28,
                                                                                                   1999               1998
                                                                                                 ---------         ---------

Cash Flows From Operating Activities:
  Net income                                                                                     $  23,469         $   6,193
  Adjustments to reconcile net income to net cash used in operating activities -
    Extraordinary item relating to the early extinguishment of debt                                 16,366                 0
    Gains on sales of assets                                                                       (64,734)                0
    Loss on disposal of assets                                                                         353                 0
    Amortization of goodwill and other intangibles                                                   6,632             2,802
    Amortization of debt issue costs (including fees associated with the Bridge Facility)            6,969               600
    Depreciation                                                                                    19,974            13,673
    Equity in undistributed earnings of Great Lakes Kraut LLC                                       (2,417)           (1,472)
    Equity in undistributed earnings of CoBank                                                        (520)             (715)
    Change in assets and liabilities:
      Accounts receivable                                                                          (22,766)           (4,929)
      Inventories                                                                                     (276)          (40,634)
      Income taxes payable                                                                           8,444              (430)
      Accounts payable and other accrued expenses                                                  (66,768)          (13,329)
      Due to/(from) Pro-Fac                                                                          2,203            (4,526)
      Other assets and liabilities                                                                  (1,985)          (12,679)
                                                                                                 ---------         ---------
Net cash used in operating activities                                                              (75,056)          (55,446)
                                                                                                 ---------         ---------

Cash Flows From Investing Activities:
  Purchase of property, plant and equipment                                                        (13,411)          (10,645)
  Proceeds from disposals                                                                           94,913               511
  Proceeds from investment in CoBank                                                                 1,994               946
  Cash paid for acquisitions                                                                      (443,531)             (810)
                                                                                                 ---------         ---------
Net cash used in investing activities                                                             (360,035)           (9,998)
                                                                                                 ---------         ---------

Cash Flows From Financing Activities:
  Net proceeds from notes payable                                                                   73,900            57,800
  Proceeds from issuance of long-term debt                                                         677,507             8,810
  Proceeds from Great Lakes Kraut LLC                                                                    0             3,000
  Payments on long-term debt                                                                      (287,313)           (4,146)
  Cash paid for debt issuance costs                                                                (19,085)                0
  Dividends paid to Pro-Fac                                                                         (7,500)                0
                                                                                                 ---------         ---------
Net cash provided by financing activities                                                          437,509            65,464
                                                                                                 ---------         ---------
Net change in cash and cash equivalents                                                              2,418                20
Cash and cash equivalents at beginning of period                                                     5,046             2,836
                                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                                       $   7,464         $   2,856
                                                                                                 =========         =========

(Table continued on next page)

AGRILINK FOODS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                             ----------------------------
(Table Continued from Previous Page)                                         March 27,          March 28,
                                                                               1999               1998
                                                                             ---------          ---------

Supplemental disclosure of cash flow information:
  Acquisition of Erin's Gourmet Popcorn
    Inventories                                                              $      33
    Property, plant and equipment                                                   26
    Goodwill                                                                       554
                                                                             ---------
                                                                             $     613
                                                                             =========

  Acquisition of Dean Foods Vegetable Company
    Accounts receivable                                                      $  24,201
    Inventories                                                                195,674
    Prepaid expenses and other current assets                                    1,939
    Current deferred tax asset                                                   6,300
    Property, plant and equipment                                              158,310
    Assets held for sale                                                            49
    Goodwill and other intangible assets                                       213,504
    Accounts payable                                                           (40,865)
    Accrued employee compensation                                               (8,437)
    Other accrued expenses                                                     (80,384)
    Long-term debt                                                              (2,752)
    Subordinated promissory note                                               (30,000)
    Other assets and liabilities, net                                            3,066
                                                                             ---------
                                                                             $ 440,605
                                                                             =========

  Acquisition of J.A. Hopay Distributing Co., Inc.
    Accounts receivable                                                      $     420
    Inventories                                                                    153
    Property, plant and equipment                                                   51
    Goodwill and other intangible assets                                         3,303
    Other accrued expenses                                                        (251)
    Obligation for covenant not to compete                                      (1,363)
                                                                             ---------
                                                                             $   2,313
                                                                             =========

  Acquisition of C&O Distributing Company
    Property, plant and equipment                                                                 $    54
    Goodwill                                                                                          756
                                                                                                ---------
                                                                                                  $   810
                                                                                                =========

  Investment in Great Lakes Kraut LLC
    Inventories                                                                                   $ 2,175
    Prepaid expenses and other current assets                                                         409
    Property, plant and equipment                                                                   6,966
    Other accrued expenses                                                                            (62)
                                                                                                ---------
                                                                                                  $ 9,488
                                                                                                =========


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

During the third quarter of fiscal 1999, the Company announced a restructuring of its nationwide operations to a one-company organization. Accordingly, the approach used for making operating decisions and assessing performance is now based upon product lines.

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

NOTE 2.    ACQUISITIONS

ERIN'S GOURMET POPCORN: On January 5, 1999, the Company announced that it acquired the assets of Erin's Gourmet Popcorn ("Erin's"), a Seattle-based, ready-to-eat popcorn manufacturer. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million. Intangibles of approximately $0.6 million were recorded in conjunction with this transaction and are being amortized over 3 to 30 years.

The effects of the Erin's acquisition are not material, and accordingly, have been excluded from the pro forma information presented below.

DEAN FOODS VEGETABLE COMPANY: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "Acquisition"). In connection with the Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the Acquisition. The Company has the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

After the Acquisition, DFVC was merged into the Company. DFVC has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. The Company believes that the Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

The Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the Acquisition is being amortized over 30 years.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and the acquired Dean Foods Vegetable Company as if the acquisition had occurred at the beginning of the 1998 fiscal year.


                                                         Nine Months Ended
                                                         -----------------
                                              March 27, 1999       March  28, 1998
                                              --------------       ---------------
Net sales                                        $1,008.5              $914.3
Income (loss) before extraordinary items         $  29.6               $ (1.7)
Net income (loss)                                $  13.2               $ (1.7)


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

Concurrently with the Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $46.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes"). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

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

Amounts received by Pro-Fac from Agrilink for the nine months ended March 27, 1999 and March 28, 1998 include: commercial market value of crops delivered, $61.5 million and $59.7 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $5.8 million and $11.4 million, respectively.

In the first quarter of fiscal 1999, the Company reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing long-term obligation due from Pro-Fac having a 10-year maturity.

Agrilink declared and paid a dividend of $7.5 million to its parent, Pro-Fac, in the third quarter of fiscal 1999.

NOTE 4.    DEBT

SUMMARY OF LONG-TERM DEBT:


                                  March 27,      June 27,       March 28,
                                    1999           1998           1998
                                  -------        -------        --------

Bank Debt                        $446,800       $ 72,400        $ 69,900
Senior Subordinated Notes         200,015        160,000         160,000
Subordinated Promissory Note       30,407              0               0
Other                               7,060          5,608           5,658
                                 --------        -------        --------
Total Debt                        684,282        238,008         235,558
Less Current Portion               (8,731)        (8,071)         (8,070)
                                 --------        -------        --------

Total Long-Term Debt             $675,551       $229,937        $227,488
                                 ========       ========        ========


NEW CREDIT FACILITY (BANK DEBT): In connection with the Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

The Term Loan Facility is subject to the following amortization schedule.

Fiscal Year           Term Loan A            Term Loan B             Term Loan C          Total
-----------           -----------            -----------             -----------          -----
                                        (Dollars in millions)

   1999                 $  0.0                 $  0.1                   $  0.1            $  0.2
   2000                    7.5                    0.4                      0.4               8.3
   2001                   10.0                    0.4                      0.4              10.8
   2002                   10.0                    0.4                      0.4              10.8
   2003                   10.0                    0.4                      0.4              10.8
   2004                   10.3                    0.4                      0.4              11.1
   2005                    0.0                  194.9                      0.4             195.3
   2006                    0.0                    0.0                    199.5             199.5
                        ------                 ------                   ------            ------
                        $ 47.8                 $197.0                   $202.0            $446.8
                        ======                 ======                   ======            =======


The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million from proceeds of the sale of the peanut butter operations. In addition, during the third quarter principal payments of $0.1 million were made on each of the Term Loan A and Term Loan B facilities in the third quarter of fiscal 1999.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding PF Acquisition II, Inc., which is a subsidiary of Pro-Fac) current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding PF Acquisition II, Inc.) and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. According to the Credit Agreement, the assets, liabilities, and results of operations of PF Acquisition II, Inc., which is a subsidiary of Pro-Fac, shall not be consolidated with Pro-Fac for purposes of determining compliance with the covenants. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

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

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

SUBORDINATED PROMISSORY NOTE: As partial consideration for the Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of two additional promissory notes each for approximately $0.4 million on December 31, 1998 and March 31, 1999. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT (DUE 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

NOTE 5.    OTHER MATTERS

RESTRUCTURING: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which will improve annual earnings by approximately $8.0 million). Efforts will focus on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the next 12 months.

SALE OF CANNED VEGETABLE BUSINESS: In March, 1999 a letter of intent was signed by Agrilink with Hoopeston Foods, Inc. ("Hoopeston") for Hoopeston to acquire the assets of the private label canned vegetable business. Hoopeston would acquire three processing facilities located in Arlington, Minnesota, Hortonville and Cambria, Wisconsin, and the machinery and equipment used in the Fond du Lac, leased Wisconsin facility.

The transaction is subject to certain conditions, including negotiation and finalization of agreements, further due diligence, and board and regulatory approval.

SALE OF ADAMS BRAND PEANUT BUTTER OPERATIONS: On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

ARLINGTON CANNED VEGETABLE FACILITY FIRE: In January 1999, a plant operated by the Company in Arlington, Minnesota, was damaged by fire. All material costs associated with the repairs and business interruption are anticipated to be covered under the Company's insurance policies.

ALTON WAREHOUSE: In January 1999, a warehouse owned by the Company in Alton, New York, was damaged when excessive snowfall caused the roof to collapse. All material costs associated with the repairs are anticipated to be covered under the Company's insurance policies.

NOTE 6.    SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation ("Subsidiary Guarantors"), wholly-owned subsidiaries of the Company, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.


(Dollars in Thousands)

                                                Three Months Ended               Nine Months Ended
                                            ------------------------        -------------------------
                                            March 27,       March 28,       March 27,        March 28,
                                              1999            1998            1999             1998
                                            --------        --------        --------        ---------

Summarized Statement of Operations:
   Net sales                                $  8,237        $  2,841        $ 14,565        $  8,708
   Gross profit                                6,067           1,192           9,204           3,771
   Income from continuing operations           5,515             369           6,569           1,270
   Net income                                  3,576             225           4,219             775

Summarized Balance Sheet:
   Current assets                           $  1,985        $  2,011        $  1,985        $  2,011
   Noncurrent assets                         219,508           7,227         219,508           7,227
   Current liabilities                         2,649             691           2,649             691


On March 2, 1999, the Company transferred trademarks valued at $222.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, Agrilink will be able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Company's Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the third quarter and first nine months of fiscal 1999 versus such periods in fiscal 1998.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary product lines: Vegetables, Fruits, Snacks and Canned Meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, except for one facility in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable product line include Birdseye, Veg-All, McKenzies and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snacks product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, La Restaurante, and Mathews. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley's.

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 27, 1999 and March 28, 1998, and the Company's total assets by product line as of March 27, 1999 and March 28, 1998.

NET SALES
(DOLLARS IN MILLIONS)

                                         Three Months Ended                                       Nine Months Ended
                            -----------------------------------------------         -----------------------------------------------
                                  March 27,                  March 28,                   March 27,                   March 28,
                                    1999                       1998                        1999                        1998
                            --------------------        -------------------         -------------------         -------------------
                                            % of                       % of                        % of                        % of
                               $           Total          $           Total           $           Total           $           Total
                            ------         -----        ------        -----         ------        -----         ------        -----
Vegetables                   273.0         77.6           66.3         40.6          628.7         69.0          205.0         37.8
Fruits                        22.0          6.2           22.1         13.6           90.4         10.0           96.6         17.8
Snacks                        23.2          6.6           19.6         12.0           67.6          7.4           62.1         11.5
Canned Meals                  18.6          5.3           16.2          9.9           51.3          5.6           51.7          9.5
Other                         12.5          3.5           13.2          8.1           37.8          4.1           43.5          8.0
                            ------        -----         ------        -----         ------        -----         ------        -----

    Continuing segments      349.3         99.2          137.4         84.2          875.8         96.1          458.9         84.6
Businesses sold(1)             2.9           .8           25.8         15.8           35.7          3.9           83.3         15.4
                            ------        -----         ------        -----         ------        -----         ------        -----
    Total                   $352.2        100.0%        $163.2        100.0%        $911.5        100.0%        $542.2        100.0%
                            ======        =====         ======        =====         ======        =====         ======        =====

(1) Includes net sales of operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."


OPERATING INCOME(1)
(DOLLARS IN MILLIONS)

                                             Three Months Ended                                Nine Months Ended
                               --------------------------------------------      --------------------------------------------
                                     March 27,               March 28,                 March 27,                March 28,
                                       1999                    1998                      1999                     1998
                               -------------------      -------------------      -------------------      -------------------
                                              % of                     % of                     % of                     % of
                                  $          Total         $          Total         $          Total         $          Total
                               -------       -----      -------       -----      -------       -----      -------       -----
Vegetables                        17.7        79.0          4.2        37.8         42.5        64.4         12.3        26.8
Fruits                             1.6         7.1          3.2        28.8         10.8        16.4         17.0        36.9
Snacks                             1.1         4.9          1.3        11.7          4.9         7.4          5.8        12.6
Canned Meals                       2.4        10.7          1.8        16.2          5.7         8.6          7.5        16.2
Other                               .5         2.2          (.3)       (2.7)         1.6         2.4           .8         1.6
                               -------       -----      -------       -----      -------       -----      -------       -----
    Continuing segments           23.3       103.9         10.2        91.8         65.5        99.2         43.4        94.1
Corporate overhead                 (.6)       (2.7)        (2.6)      (23.4)        (3.0)       (4.5)        (8.3)      (18.0)
                               -------       -----      -------       -----      -------       -----      -------       -----
    Continuing operations         22.7       101.2          7.6        68.4         62.5        94.7         35.1        76.1
Businesses sold(2)                 (.3)       (1.2)         3.5        31.6          3.5         5.3         11.0        23.9
                               -------       -----      -------       -----      -------       -----      -------       -----
 Total(3)                      $  22.4       100.0%     $  11.1       100.0%     $  66.0       100.0%     $  46.1       100.0%
                               =======       =====      =======       =====      =======       =====      =======       =====


(1) Excludes the gain on sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(2) Represents the operating results of the operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(3) Operating income less interest expense and amortization of debt issue costs associated with the Bridge Facility of $19.4 million and $7.7 million for the three months ended March 27, 1999 and March 28, 1998, respectively; and $51.8 million and $23.3 million for the nine months ended March 27, 1999 and March 28, 1998, respectively, results in pretax income before dividing with Pro-Fac and before extraordinary item. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

EBITDA(1, 2)
(DOLLARS IN MILLIONS)

                                             Three Months Ended                               Nine Months Ended
                                 ------------------------------------------        ------------------------------------------
                                      March 27,               March 28,                March 27,                March 28,
                                        1999                    1998                     1999                     1998
                                 -----------------        -----------------        -----------------        -----------------
                                              % of                     % of                     % of                     % of
                                   $         Total          $         Total          $         Total          $         Total
                                 -----       -----        -----       -----        -----       -----        -----       -----
Vegetables                        23.4        76.7          7.4        45.0         61.7        66.6         20.7        33.1
Fruits                             2.2         7.2          4.0        24.2         12.4        13.4         19.9        31.9
Snacks                             1.7         5.6          1.9        11.5          6.7         7.2          7.4        11.8
Canned Meals                       2.9         9.5          2.2        13.3          7.3         7.9          8.8        14.1
Other                               .9         3.0          (.4)       (2.4)         2.9         3.1          1.7         2.7
                                 -----       -----        -----       -----        -----       -----        -----       -----
    Continuing segments           31.1       102.0         15.1        91.6         91.0        98.2         58.5        93.6
Corporate overhead                 (.6)       (2.0)        (2.6)      (15.8)        (2.9)       (3.1)        (8.2)      (13.1)
                                 -----       -----        -----       -----        -----       -----        -----       -----
    Continuing operations         30.5       100.0         12.5        75.8         88.1        95.1         50.3        80.5
Businesses sold(3)                 0.0         0.0          4.0        24.2          4.5         4.9         12.2        19.5
                                 -----       -----        -----       -----        -----       -----        -----       -----
    Total                        $30.5       100.0%       $16.5       100.0%       $92.6       100.0%       $62.5       100.0%
                                 =====       =====        =====       =====        =====       =====        =====       =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before extraordinary item, interest expense, amortization of debt issue costs associated with the Bridge Facility, depreciation and amortization of goodwill and other intangibles.

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

(2) Excludes the gains on the sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

TOTAL ASSETS
(DOLLARS IN MILLIONS)


                                             March 27,             March 28,
                                               1999                   1998
                                      -------------------       -----------------
                                                     % of                    % of
                                         $          Total         $         Total
                                      --------      -----       ------      -----
Vegetables                               895.3       75.9        274.5       46.7
Fruits                                    87.6        7.4         89.5       15.2
Snacks                                    37.4        3.2         38.6        6.6
Canned Meals                              46.9        4.0         47.9        8.1
Other                                     42.7        3.6         46.4        7.9
                                      --------      -----       ------      -----
    Continuing segments                1,109.9       94.1        496.9       84.5
Corporate                                 68.3        5.8         43.2        7.3
Businesses sold(1)                         0.0        0.0         43.2        7.3
Assets held for sale                        .9         .1          4.5         .9
                                      --------      -----       ------      -----
    Total                             $1,179.1      100.0%      $587.8      100.0%
                                      ========      =====       ======      =====

(1) Includes the assets of the operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."


       CHANGES FROM THIRD QUARTER FISCAL 1999 TO THIRD QUARTER FISCAL 1999

The net loss for the third quarter of fiscal 1999 of $0.1 million represents a $1.0 million decrease as compared to the third quarter of fiscal 1998 net income of $0.9 million. The net loss for the third quarter of fiscal 1999 was significantly impacted by the increase in interest expense associated with the DFVC Acquisition and the $5.0 million restructuring charge recorded. Accordingly, management believes an evaluation of EBITDA, on a continuing operations basis, as presented on page 14, is more appropriate as it allows the operations of the business to be reviewed in a consistent manner. EBITDA from continuing operations increased $18.0 million, or 144.0 percent, to $30.5 million in the third quarter of the current fiscal year from $12.5 million in the third quarter of the prior fiscal year. This change is primarily attributable to the increase within the vegetable product line as a result of the DFVC Acquisition.

NET SALES: Total net sales for the quarter increased $189.0 million, or 115.8 percent, to $352.2 million in the third quarter of fiscal 1999 from $163.2 million in the third quarter of fiscal 1998. Excluding businesses sold, net sales increased by $211.9 million to $349.3 million in the third quarter of fiscal 1999 from $137.4 million in the third quarter of fiscal 1998. This change is primarily attributable to an increase of $200.1 million within the vegetable product line as a result of the DFVC Acquisition and an increase of $6.6 million due to net improvements in unit volume.

Net sales within snacks increased $3.6 million as a result of unit volume.

Canned meals increased $2.4 million primarily attributable to the introduction of Nalley's Meals-for-Now. Meals-for-Now is a new line that offers a complete ready-to-eat meal in a can.

GROSS PROFIT: Gross profit of $108.5 million in the quarter ended March 27, 1999 increased approximately $63.6 million, or 141.6 percent, from $44.9 million in the quarter ended March 28, 1998. Excluding the impact of businesses sold, gross profit increased $69.9 million or 182.3 percent. This change is primarily attributable to an increase of $75.5 million within the vegetable product line as a result of the DFVC Acquisition. This increase was offset by a reduction within the preexisting vegetable operations due to sales mix and competitive pricing resulting from higher industry stock levels.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSES: Selling, administrative, and general expenses have increased $52.5 million as compared with the third quarter of the prior fiscal year. The DFVC Acquisition accounted for $54.4 million of such increase. The offsetting decrease is impacted by reductions in the Company's incentive programs.

GAINS ON SALES OF ASSETS: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

RESTRUCTURING: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

INCOME FROM GREAT LAKES KRAUT LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.2 million is attributable to improvements in these operations.

INTEREST EXPENSE: Interest expense increased $11.7 million to $19.4 million in the third quarter of fiscal 1999 from $7.7 million in the third quarter of fiscal 1998. This increase is associated with debt to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities.

PROVISION FOR TAXES: The provision for taxes increased $0.1 million to $0.9 million in the third quarter of fiscal 1999 from $0.8 million in the third quarter of fiscal 1998. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. The provision was also impacted by the change in fiscal 1999 earnings.

   CHANGES FROM FIRST NINE MONTHS FISCAL 1999 TO FIRST NINE MONTHS FISCAL 1998

Net income for the first nine months of fiscal 1999 of $23.5 million represented a $17.3 million increase over the first nine months of fiscal 1998 net income of $6.2 million. Comparability of these results is difficult as net income for fiscal 1999 has been impacted by gains on the sale of assets, the restructuring charge, the increase in interest expense associated with the DFVC Acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes an evaluation of EBITDA, on a continuing basis, as presented on page 14, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner. EBITDA from continuing operations increased $37.8 or 75.1 percent, to $88.1 million in the first nine months of the current fiscal year from $50.3 million in the first nine months of the prior fiscal year. This change is primarily attributable to the increase within the vegetable product line as a result of the DFVC Acquisition offset by a decline in preexisting vegetable operations attributable to a reduction due to sales mix and competitive pricing. In addition, the fruit product line decreased as a result of changes in pricing and product mix.

NET SALES: Total net sales for the first nine months increased $369.3 million, or 68.1 percent, to $911.5 million in the first nine months of fiscal 1999 from $542.2 million in the first nine months of fiscal 1998. Excluding businesses sold, net sales increased by $416.9 million, or 90.8 percent, to $875.8 million in the first nine months of fiscal 1999 from $458.9 million in the first nine months of fiscal 1998.

The increase in net sales is primarily attributable to the $398.3 million increase within the vegetable product line as a result of the DFVC Acquisition. In addition, preexisting vegetable operations accounted for the remaining increase of $25.4 million. This increase was attributable to net improvements in volume.

Net sales for the fruit product line decreased $6.2 million as a result of changes in pricing and product mix, which included a reduction in branded volume and an increase in private label volume.

Net sales for snacks increased by $5.5 million in the first nine months of fiscal 1999 as a result of unit volume.

GROSS PROFIT: Gross profit of $277.3 million in the nine months ended March 27, 1999 increased approximately $124.2 million, or 81.1 percent, from $153.1 million in the first nine months ended March 28, 1998. Excluding the impact of businesses sold, gross profit increased $135.3 million or 100.5 percent.

This change is primarily attributable to an increase of $143.2 million within the vegetable product line as a result of the DFVC Acquisition. This increase was offset by a decline of $6.9 million in the fruit product line due to changes in pricing and product mix. See "Net Sales" section above. Increases in net sales within snacks resulted in margin improvements of $1.3 million.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSES: Selling, administrative, and general expenses have increased $105.2 million as compared with the first nine months of the prior fiscal year. The increase is primarily attributable to the DFVC Acquisition which accounted for $106.6 million of such increase. The offsetting decrease is impacted by reductions in the Company's incentive programs.

GAINS ON SALES OF ASSETS: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

RESTRUCTURING: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

INCOME FROM GREAT LAKES KRAUT LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $1.0 million is attributable to improvements in these operations.

INTEREST EXPENSE: Interest expense increased $23.0 million to $46.3 million in the first nine months of fiscal 1999 from $23.3 million in the first nine months of fiscal 1998. This increase is associated with debt to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities.

AMORTIZATION OF DEBT ISSUE COSTS ASSOCIATED WITH THE BRIDGE FACILITY: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

PROVISION FOR TAXES: The provision for taxes increased $21.4 million to $26.6 million in the first nine months of fiscal 1999 from $5.2 million in the first nine months of fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gain on the sale of assets. The amount was offset by a $2.1 million benefit associated with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance results from the change in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

EXTRAORDINARY ITEM RELATING TO THE EARLY EXTINGUISHMENT OF DEBT: Concurrently with the Acquisition, the Company refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Net cash used in operating activities increased $19.6 million over the prior fiscal year. This increase primarily results from variances within accounts receivable and accounts payable due to the timing of liquidation of outstanding balances and an increase in estimated tax payments. The net change in operating activities has also been impacted by the inclusion of operating activities from the DFVC Acquisition.

Net cash used in investing activities increased significantly due to the DFVC Acquisition offset by the subsequent sale of assets, including the disposal of an idle facility held for sale. The purchase of property, plant and equipment increased $2.8 million to $13.4 million for the nine months ended March 27, 1999 from $10.6 million for the nine months ended March 28, 1998 and was for general operating purposes.

Net cash provided by financing activities also increased significantly due to the DFVC Acquisition and the activities completed concurrent with the Acquisition to refinance existing indebtedness. See further discussion at "Liquidity and Capital Resources" below and at NOTE 4 - "Debt" to the "Notes to Consolidated Financial Statements" included herein.

In addition, seasonal borrowings increased during the first nine months of fiscal 1999 due to funding additional working capital requirements associated with the DFVC Acquisition.

NEW CREDIT FACILITY (BANK DEBT): In connection with the Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

The Term Loan Facility is subject to the following amortization schedule.



Fiscal Year           Term Loan A            Term Loan B             Term Loan C               Total
-----------           -----------            -----------             -----------               -----
                                        (Dollars in millions)

   1999                 $  0.0                 $  0.1                   $  0.1                $  0.2
   2000                    7.5                    0.4                      0.4                   8.3
   2001                   10.0                    0.4                      0.4                  10.8
   2002                   10.0                    0.4                      0.4                  10.8
   2003                   10.0                    0.4                      0.4                  10.8
   2004                   10.3                    0.4                      0.4                  11.1
   2005                    0.0                  194.9                      0.4                 195.3
   2006                    0.0                    0.0                    199.5                 199.5
                        ------                 ------                   ------                ------
                        $ 47.8                 $197.0                   $202.0                $446.8
                        ======                 ======                   ======                ======



The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million from proceeds of the sale of the peanut butter operations. In addition, during the third quarter principal payments of $0.1 million were made on each of the Term Loan A and Term Loan B facilities.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding PF Acquisition II, Inc., which is a subsidiary of Pro-Fac) current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding PF Acquisition II, Inc.), and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. According to the Credit Agreement, the assets, liabilities, and results of operations of PF Acquisition II, Inc., which is a subsidiary of Pro-Fac, shall not be consolidated with Pro-Fac for purposes of determining compliance with the covenants. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Bridge Facility, the Company issued Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

SUBORDINATED PROMISSORY NOTE: As partial consideration for the Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of two additional promissory notes each for approximately $0.4 million on December 31, 1998 and March 31, 1999. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT (DUE 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

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

The following is a summary of the Company's interest rate swap agreements:


                                                                  March 27, 1999
                                                                  --------------
Interest Rate Swap:
Variable to Fixed - notional amount                                $250,000,000
  Average pay rate                                                  4.96-5.32%
  Average receive rate                                                 5.07%
  Maturities through                                                   2001


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

OTHER MATTERS

RESTRUCTURING: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which will improve annual earnings by approximately $8.0 million). Efforts will focus on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the next 12 months.

Snyder of Berlin Facility Strike:

In April 1999, approximately 160 workers at the Company's Snyder of Berlin facility, in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people, approximately 160 are members of the union. The Company is currently producing the snack products otherwise produced at the Snyder facility at outside locations. Sales of the Company's Snyder products represent less than 4% of the Company's total business. The Company is negotiating with the union. To date the strike has not had a material impact on the Company's financial condition or operations.

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

The crop and yield resulting from the 1998 growing season has resulted in an increased vegetable supply throughout the industry. Accordingly, pricing has been negatively impacted during the third quarter. Management believes this trend will continue during the fourth quarter.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 11 to 20) and other statements made in this Form 10-Q and in other filings with the SEC.

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

        the continuation of the Company's success in integrating operations (including whether the anticipated cost savings in connection with acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

        the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

        the Company's ability to service debt.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


             Exhibit Number                 Description
             --------------                 -----------


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

                10.3(2)           Subordinated Promissory Note among Agrilink
                                  Foods, Inc. and Dean Foods Company, dated as of September 23, 1998.

                10.4 Service Agreement among Agrilink Foods, Inc., and PF Acquisition II, Inc., dated as of February 22, 1999.

                10.5              Amendment to Marketing and Facilitation Agreement
                                  between Agrilink Foods, Inc. and Pro-Fac dated
                                  September 23, 1998.

                27                Financial Data Schedule


(1) Incorporated by reference from Registrant's Form S-4 filed January 5, 1999.

(2) Incorporated by reference from Registrant's fiscal 1999 first quarter report on Form 10-Q filed November 6, 1998.

(b) The following reports on Form 8-K were filed during the period to which this report relates:

           Date                                             Item
           ----                                    -----------------------------
        March 4, 1999                              Item 5 - Other Events


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AGRILINK FOODS, INC.

Date:         May 10, 1999             By:    /s/            Earl L. Powers
        _______________________               ___________________________________________
                                                             EARL L. POWERS
                                                       VICE PRESIDENT FINANCE AND
                                                         CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL OFFICER
                                                    AND PRINCIPAL ACCOUNTING OFFICER)
