Form 10-K405
period 1999-06-26
AGRILINK FOODS INC
filed 1999-09-20
CIK 26285

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    Form 10-K
                                   ----------

         (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 26, 1999
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Transition Period from_____ to_____

               Registration Statement (Form S-4) Number 333-70143

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

                                    YES  X   NO
                                        ---     ---


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

                                      NONE

             Number of common shares outstanding at August 28, 1999:

                              Common Stock: 10,000

                         FORM 10-K ANNUAL REPORT - 1999
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS




                                     PART I


                                                                                                                         PAGE
ITEM 1.       Description of Business
                  General Development of Business......................................................................      3
                  Narrative Description of Business ...................................................................      4
                  Financial Information About Industry Segments........................................................      5
                  Packaging and Distribution...........................................................................      5
                  Trademarks...........................................................................................      6
                  Raw Material Sources.................................................................................      6
                  Environmental Matters................................................................................      6
                  Seasonality of Business..............................................................................      7
                  Practices Concerning Working Capital.................................................................      7
                  Significant Customers................................................................................      7
                  Backlog of Orders....................................................................................      7
                  Business Subject to Government Contracts.............................................................      7
                  Competitive Conditions...............................................................................      8
                  Market and Industry Data.............................................................................      8
                  New Products and Research and Development............................................................      8
                  Employees............................................................................................      9
                  Cautionary Statement on Forward-Looking Statements...................................................      9
ITEM  2.      Description of Properties................................................................................      9
ITEM  3.      Legal Proceedings........................................................................................     11
ITEM  4.      Submission of Matters to a Vote of Security Holders......................................................     11

                                     PART II

ITEM  5.      Market for Registrant's Common Stock and Related Security Holder Matters.................................     12
ITEM  6.      Selected Financial Data..................................................................................     12
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................     13
ITEM  7A.     Quantitative and Qualitative Disclosures About Market Risk...............................................     22
ITEM  8.      Financial Statements and Supplementary Data..............................................................     23
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     47

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................................     48
ITEM 11.      Executive Compensation...................................................................................     50
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........................................     52
ITEM 13.      Certain Relationships and Related Transactions...........................................................     52

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     54
              Signatures...............................................................................................     57

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Agrilink Foods, Inc. (the "Company" or "Agrilink"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Agrilink is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac"). Pro-Fac is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members.

Pro-Fac and Agrilink operate under the guidance of the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink, for Agrilink to provide market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink. Pro-Fac is required to reinvest at least 70 percent of any additional patronage income in Agrilink. To preserve the independence of Agrilink, the Pro-Fac Marketing Agreement also requires that certain directors of Agrilink be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

Under the Pro-Fac Marketing Agreement, Agrilink manages the business and affairs of Pro-Fac and provides all personnel and administrative support required. Pro-Fac pays Agrilink a quarterly fee of $25,000 for these services.

Dean Foods Vegetable Company: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into the Company. This entity is one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Concurrently with the DFVC Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $16.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (see NOTE 5 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11 7/8 Percent due 2008"). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The New Credit Facility and the 11 7/8 Percent Senior Subordinated Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Facility and the 11 7/8 Percent Senior Subordinated Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1999, approximately 61 percent of the Company's net sales were branded and the remainder divided between private label and food service/industrial. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen, breaded, and battered products which are sold to customers such as Albertson's, Kroger, Fleming, Piggly Wiggly, Safeway, Wal-Mart/Sam's, SuperValu, Topco, Wegmans and Winn-Dixie. The Company's food service/industrial products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Carvel, Church's, Disney, Food Service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

The Company has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Company's four primary product lines:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Additional products include value-added items such as frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, Southern specialty side dishes, and stewed tomatoes. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's and Nalley. In fiscal 1999 vegetable product line net sales represented approximately 71 percent of the Company's total net sales. Within this product line net sales of approximately 59 percent represented branded products, 17 percent represented private label products and 24 percent represented food service/industrial products.

On September 24, 1998, Agrilink acquired the DFVC frozen and canned vegetable businesses. DFVC was one of the leading processors of vegetables in the United States selling its products under well-known brands such as Birds Eye, Freshlike, and Veg-All, and various private labels.

Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. was a producer of private label frozen vegetables.

In the fall of 1997, the Company was named the sole supplier of frozen vegetables for all Sam's club stores across the United States. Shipments began in the fourth quarter of fiscal 1998, and full distribution occurred in fiscal 1999.

Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Company is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1999, fruit product line net sales represented approximately 9 percent of the Company's total net sales. Within this product line net sales of approximately 52 percent represented branded products, 19 percent represented private label products and 29 percent represented food service/industrial products.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. In fiscal 1999 snacks net sales represented approximately 7 percent of the Company's total net sales.

Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Effective March 10, 1998, the Company acquired the majority of the assets and the business of C&O Distributing Company ("C&O") of Canton, Ohio. C&O was a former distributor for Snyder of Berlin products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. Branded net sales represent approximately 75 percent of total canned meals net sales. In fiscal 1999 canned meals net sales represented approximately 5 percent of the Company's total net sales.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, which are included in this report, reflect the information relating to those segments for each of the Company's last three fiscal years.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Company's activities. Vegetables, fruits, and canned meals are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products are primarily marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest. Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

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

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of the trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Company's intent to maintain its trademark registrations. The major brand names utilized by the Company are:

   Product Line                                                   Brand Name
----------------    ------------------------------------------------------------------------------------------------------------
Vegetables          Birds Eye, Voila!(1), Freshlike, Veg-All, Brooks, Chill-Ripe,  Comstock, Greenwood,  McKenzie's,  McKenzie's
                    Gold King, Southern Farms, Southland, Farman's, Nalley, Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits              Birds Eye,  Chill-Ripe,  Comstock,  Globe,  McKenzies,  Orchard Farm, Orchard Fresh, Pixie,  Southern Farms,
                    Thank You, West Bay, Wilderness, Tropic Isle

Snacks              Snyder of Berlin,  Thunder  Crunch,  Tim's Cascade Chips, La Restaurante,  Erin's,  Husman,  Naturally Good,
                    Beehive, Pops-Rite, Savoral, Super Pop

Canned Meals        Nalley, Mariners Cove, Riviera

Other               Bernstein's, Nalley

(1) An application has been filed and registration is pending.

(2) Represent trademarks of Great Lakes Kraut Company. The Company owns a 50 percent interest in this joint venture.



                              RAW MATERIAL SOURCES

Excluding the value of raw agricultural products purchased in conjunction with the DFVC Acquisition, the Company acquired approximately 71 percent of its raw agricultural products for the production of its food products in each of its four industry segments from Pro-Fac in fiscal 1999. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

Among the various programs for the protection of the environment which have been adopted by the Company to date, the most important for the operations of the Company are the waste water discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has received permits for all facilities for which permits are required. Each year the Company submits applications for renewal permits as required for the facilities.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

The Company is cooperating with environmental authorities in remedying various minor matters at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 1999, total capital expenditures of the Company were $22.1 million of which approximately $2.1 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.9 million for the 2000 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings). Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings.

The Revolving Credit Facility is used primarily for seasonal borrowings, the amount of which fluctuates during the year.

Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                              SIGNIFICANT CUSTOMERS

The Company's principal industry segments are not dependent upon the business of a single customer or a few customers. The Company does not have any customers to whom sales are made in an amount which equals 10 percent or more of the Company's net sales.

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

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 1999, marketing programs for national brands focused primarily on the nationwide product launch of Birds Eye's Voila! The national advertising campaign included television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply.

The percentage of sales under brand names owned and promoted by the Company amount to approximately 61 percent; food service/industrial represent approximately 23 percent; and private label sales currently represent approximately 16 percent.

An estimate of the number of competitors in the markets served by the Company is very difficult. Currently, nearly all products sold by the Company compete with the nationally advertised brands of the leading food processors, including Del Monte, Green Giant, Heinz, Frito-Lay, Kraft, Vlasic, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

Management believes that the addition of the Birds Eye, Birds Eye Voila!, Freshlike, and Veg-All brands to the Company's portfolio has enhanced its existing business and provides for significant opportunity for growth.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Company to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products has not been material, and the number of employees engaged full-time in such research activities has also not been material.

In conjunction with the DFVC Acquisition, the Company, however, acquired a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 25 employees are employed within this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

The Company also focuses on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and food service businesses.

During fiscal 1999, Birds Eye's Voila!, a frozen all-in-one meal product that includes vegetables, pasta, seasonings, and bite sized pieces of grilled chicken breast in a variety of flavors was introduced. Fiscal 1999 net sales for Voila! were approximately $74.8 million.

                                    EMPLOYEES

As of June 26, 1999, the Company had 5,697 full-time employees, of whom 4,607 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 1,416 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good. See further discussion at NOTE 10 to the "Notes to the Consolidated Financial Statements."

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 13 to 22) and other statements made in this Form 10-K and in other filings with the SEC.

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

     the continuation of the Company's success in integrating operations (including whether the anticipated cost savings in connection with acquisitions will be realized and the timing of any such realization) and the availability of acquisition and alliance opportunities;

     the Company's ability to achieve the gains in productivity and improvements in capacity utilization; and

     the Company's ability to service debt.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Agrilink or one of its subsidiaries or leased from third parties. All of the properties owned by Agrilink are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Company also has warehouse locations dispersed to facilitate the distribution of finished products. Agrilink believes that its facilities are in good condition and suitable for the operations of the Company.

Four of the Company's properties are held for sale. These properties are located in Alton, New York; Rushville, New York, Brillion, Wisconsin; and Fort Atkinson, Wisconsin.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale, certain public warehouses leased by the Company from third parties from time to time, and facilities owned by the Company's joint venture, Great Lakes Kraut Company). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Product Line)                                Location                              Square Feet
----------------------------------                                --------                              -----------

Vegetables:
-----------
Warehouse                                                         Sodus, MI                                 243,138
Warehouse and office, public storage facility (1)                 Vineland, NJ                              191,710
Freezing plant, warehouse, office and dry storage                 Barker, NY                                123,600
Freezing plant                                                    Bergen, NY                                138,554
Cold storage and repack facility and public storage warehouse     Brockport, NY                             429,052
Canning plant and warehouse, freezing plant                       Oakfield, NY                              263,410
Office, freezing plant, cold storage and repackaging facility     Montezuma, GA                             591,300
Office, freezing plant and cold storage                           Alamo, TX                                 114,446
Office, freezing plant and cold storage                           Bridgeville, DE                           104,383
Canning plant and warehouse                                       Arlington, MN                             237,206
Canning plant and warehouse                                       Cambria, WI                               135,500
Freezing plant and repack plant                                   Celaya, Mexico                            318,620
Freezing plant and distribution center                            Darien, WI                                348,800
Freezing plant, repack & warehouse                                Fairwater, WI                             178,298
Repack plant and distribution center                              Fulton, NY                                263,268
Canning and freezing plant and office                             Green Bay, WI                             492,446
Canning plant and warehouse                                       Hortonville, WI                            78,000
Freezing plant and repack plant(1)                                Oxnard, CA                                 39,082
Repack plant(1)                                                   San Antonio, TX                            20,445
Freezing plant and warehouse                                      Uvalde, TX                                146,625
Freezing plant, repack & warehouse                                Watsonville, CA                           207,600
Freezing plant, repack & warehouse                                Waseca, MN                                258,475
Labeling plant and distribution center(1)                         Fond du Lac, WI                           330,000
Receiving and grading station (1)                                 Cornelius, OR                              11,700
Receiving and grading station (1)                                 Mount Vernon, WA                          110,806
Receiving and grading station (1)                                 Aurora, WA                                  6,800
Office building, warehouse and tank yards                         Enumclaw, WA                               87,313
Plant, warehouse, and tank yards                                  Tacoma, WA                                295,468

Fruits:
-------
Canning plant and warehouse                                       Red Creek, NY                             153,076
Manufacturing plant and warehouse                                 Fennville, MI                             350,000
Canning plant and warehouse                                       Lawton, MI                                142,000

Snacks:
-------
Manufacturing plant                                               Ridgway, IL                                50,000
Distribution and warehouse                                        North Bend, NE                             50,000
Office, plant and warehouse                                       Berlin, PA                                190,225
Administrative, plant, warehouse and distribution center (1)      Auburn, WA                                 34,000
Plant, warehouse and distribution center                          Auburn, WA                                 37,442
Office, plant and warehouse                                       Cincinnati, OH                            113,576
Distribution center                                               Elwood City, PA                             8,000
Distribution center                                               Monessen, PA                               10,000
Distribution center                                               Coraopolis, PA                             15,000
Distribution center                                               Canton, OH                                  8,200

Canned Meals:
-------------
Canning plant, warehouse and distribution center                  Tacoma, WA                                313,488

Type of Property (By Product Line)                                Location                              Square Feet
----------------------------------                                --------                              -----------

Other:
------
Office building, manufacturing plant and warehouse                Tacoma, WA                                372,164
Parking lot and yards (1)                                         Tacoma, WA                                305,470
Office Building - Fuller Building (1)                             Tacoma, WA                                 60,000
Headquarters office (1)                                           Rochester, NY                              62,500

(1) Note: Leased from third parties, although certain related equipment is owned by the Company.

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


ITEM 6. SELECTED FINANCIAL DATA


                              Agrilink Foods, Inc.

                        FIVE YEAR SELECTED FINANCIAL DATA
(Dollars in Thousands)

                                                                                      Fiscal Year Ended June
                                                                   -----------------------------------------------------------------
                                                                      1999         1998         1997          1996          1995*
                                                                   -----------  -----------  -----------  ------------  ------------
Summary of Operations:
   Net sales                                                      $ 1,210,506    $719,665      $730,823      $739,094      $748,525
   Cost of sales                                                     (854,768)   (524,082)     (539,081)     (562,926)     (530,139)
                                                                  -----------    --------     ---------     ---------      --------
   Gross profit                                                       355,738     195,583       191,742       176,168       218,386
   Selling, administrative, and general expenses                     (287,672)   (141,837)     (145,392)     (156,067)     (159,937)
   Gain on sale of assets                                              64,734           0         3,565             0             0
   Restructuring (including disposals)                                 (5,000)          0             0        (5,871)       (8,415)
   Income from Great Lakes Kraut Company                                2,787       1,893             0             0             0
   Change in control expenses                                               0           0             0             0        (2,150)
   Gain on assets net of additional costs incurred as a
     result of a fire                                                       0           0             0             0         4,154
                                                                  -----------    --------     ---------     ---------    ----------
   Operating income before dividing with Pro-Fac                      130,587      55,639        49,915        14,230        52,038
   Interest expense                                                   (65,339)    (30,633)      (35,030)      (41,998)      (32,414)
   Amortization of debt issue costs associated with the
     Bridge Facility                                                   (5,500)          0             0             0             0
                                                                  -----------    --------     ---------     ---------    ----------
   Pretax income/(loss) before dividing with Pro-Fac and before extraordinary item and cumulative effect of an accounting
       change                                                          59,748      25,006        14,885       (27,768)       19,624
   Pro-Fac share of (income)/loss before extraordinary item and
     cumulative effect of an accounting change                         (1,658)    (12,503)       (7,442)        9,037        (9,616)
                                                                  -----------    --------     ---------     ---------    ----------
   Income/(loss) before taxes, extraordinary item, and
     cumulative effect of an accounting change                         58,090      12,503         7,443       (18,731)       10,008
   Tax (provision)/benefit                                            (24,770)     (5,689)       (3,668)        6,853        (6,026)
                                                                  -----------    --------     ---------     ---------    ----------
   Income/(loss) before extraordinary item and
     cumulative effect of an accounting change                         33,320       6,814         3,775       (11,878)        3,982
   Extraordinary item relating to the early extinguishment of
     debt (net of income taxes and after dividing with Pro-Fac)       (16,366)          0             0             0             0
   Cumulative effect of an accounting change (net of income
     taxes and after dividing with Pro-Fac)                                 0           0         1,747             0             0
                                                                  -----------    --------     ---------     ---------    ----------
   Net income/(loss)                                              $    16,954    $  6,814     $   5,522    $ (11,878)    $    3,982
                                                                  ===========    ========     =========    =========     ==========
Balance Sheet Data:
   Working capital                                                $   225,363    $108,075     $  84,060     $ 107,875    $  144,171
   Ratio of current assets to current liabilities                       2.0:1       1.9:1         1.8:1         2.0:1         2.3:1
   Total assets                                                   $ 1,110,061    $568,971     $542,561      $ 634,250    $  672,284
   Long-term debt and senior-subordinated notes (excludes
     current portion)                                             $   668,316    $229,937     $222,829      $309,683     $  343,665

Other Statistics:
     Average number of employees:
     Regular                                                            6,040       3,620         3,507         3,886         3,838
     Seasonal                                                           2,838       1,125         1,068         1,478         1,540

* Represents the results of operations for both the Predecessor and Successor entities for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 1997 through fiscal 1999.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary product lines including: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's, and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within this category include Bernstein's and Nalley.

The following tables illustrate the Company's results of operations by product line for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, and the Company's total assets by product line at June 26, 1999, June 27, 1998, and June 28, 1997.

EBITDA(1,2)
(Dollars in Millions)

                                                                                Fiscal Years Ended
                                               ---------------------------------------------------------------------------------
                                                   June 26, 1999                 June 27, 1998                 June 28, 1997
                                               --------------------           --------------------          --------------------
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----
Vegetables                                      73.0           70.1            25.8           33.4           23.7            32.4
Fruits                                          11.1           10.6            22.8           29.5           21.9            30.0
Snacks                                           6.0            5.8             9.6           12.4            9.8            13.4
Canned Meals                                     8.6            8.3             9.6           12.4            8.7            11.9
Other                                            4.2            4.0             2.7            3.5            3.1             4.2
                                               -----          -----          ------          -----          -----          ------
   Continuing segments                         102.9           98.8            70.5           91.2           67.2            91.9
Corporate overhead                              (2.7)          (2.6)           (8.5)         (11.0)         (10.1)          (13.8)
                                               -----          -----          ------          -----          -----          ------
Continuing operations                          100.2           96.2            62.0           80.2           57.1            78.1
Businesses sold and other non-recurring(3)       3.9            3.8            15.3           19.8           16.0            21.9
                                               -----          -----          ------          -----          -----          ------
     Total                                     104.1          100.0            77.3          100.0           73.1           100.0
                                               =====          =====          ======          =====          =====          ======

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before extraordinary item and cumulative effect of an accounting change, interest expense, amortization of debt issue costs associated with the Bridge Facility, depreciation and amortization of goodwill and other intangibles.

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

(2) Excludes the gain on sale of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt in fiscal 1999. Excludes gain on sales of assets and cumulative effect of an accounting change in fiscal 1997. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements." In addition, in fiscal 1997, such amount includes final settlement of an insurance claim and a loss on the disposal of property held for sale.

Net Sales
(Dollars in Millions)

                                                                                Fiscal Years Ended
                                               ---------------------------------------------------------------------------------
                                                   June 26, 1999                 June 27, 1998                 June 28, 1997
                                               --------------------           --------------------          --------------------
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----
Vegetables                                     858.8           70.9           280.8           39.0          271.4            37.1
Fruits                                         111.5            9.2           119.7           16.6          116.7            16.0
Snacks                                          87.9            7.3            83.7           11.6           86.0            11.8
Canned Meals                                    64.2            5.3            64.0            8.9           63.7             8.7
Other                                           51.0            4.2            58.6            8.2           62.6             8.6
                                            --------          -----          ------          -----          -----          ------
     Continuing segments                     1,173.4           96.9          606.8            84.3          600.4            82.2
Businesses sold(1)                              37.1            3.1           112.9           15.7          130.4            17.8
                                            --------          -----          ------          -----          -----          ------
     Total                                   1,210.5          100.0           719.7          100.0          730.8           100.0
                                             =======          =====          ======          =====          =====          ======

(1) Includes net sales of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income(1)
(Dollars in Millions)

                                                                                Fiscal Years Ended
                                               ---------------------------------------------------------------------------------
                                                   June 26, 1999                 June 27, 1998                 June 28, 1997
                                               --------------------           --------------------          --------------------
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----
Vegetables                                      49.4           69.7            15.8           28.4           12.0            25.9
Fruits                                           8.7           12.3            19.0           34.2           17.4            37.6
Snacks                                           3.5            4.9             7.4           13.3            7.7            16.6
Canned Meals                                     6.7            9.4             7.8           14.0            6.9            14.9
Other                                            2.6            3.7             0.6            1.1            1.2             2.6
                                               -----          -----          ------          -----          -----          ------
   Continuing segments                          70.9          100.0            50.6           91.0           45.2            97.6
Corporate Overhead                              (2.9)          (4.1)           (8.8)         (15.8)         (10.5)          (22.7)
                                               -----          -----          ------          -----          -----          ------
Continuing Operations                           68.0           95.9            41.8           75.2           34.7            74.9
Businesses sold and other non-recurring(2)       2.9            4.1            13.8           24.8           11.6            25.1
                                               -----          -----          ------          -----          -----          ------
     Total(3)                                   70.9          100.0            55.6          100.0           46.3           100.0
                                               =====          =====          ======          =====          =====          ======

(1) Excludes the gain on sale of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt in fiscal 1999. Excludes gain on sale of assets and cumulative effect of an accounting change in fiscal 1997. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

(2) Represents the operating results of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements." In addition, in fiscal 1997, such amount includes final settlement of an insurance claim and a loss on the disposal of property held for sale.

(3) Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $70.8 million, $30.6 million, and $35.0 million for the years ended June 26, 1999, June 27, 1998, and June 28, 1997, respectively, results in pretax income before dividing with Pro-Fac and before extraordinary item and cumulative effect of an accounting change. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)


                                                                                Fiscal Years Ended
                                               ---------------------------------------------------------------------------------
                                                   June 26, 1999                 June 27, 1998                 June 28, 1997
                                               --------------------           --------------------          --------------------
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----
Vegetables                                       851.9         76.7           284.6           50.0          234.6            43.2
Fruits                                            86.0          7.7            79.1           13.9           82.6            15.2
Snacks                                            37.5          3.4            37.3            6.6           34.5             6.4
Canned Meals                                      43.8          3.9            45.3            8.0           47.8             8.8
Other                                             40.3          3.7            43.3            7.5           51.5             9.5
                                               -------        -----          ------          -----          -----          ------
   Continuing segments                         1,059.5         95.4           489.6           86.0          451.0          83.1
Corporate                                         48.6          4.4            38.8            6.8           42.5             7.8
Businesses sold1                                   1.1          0.1            37.9            6.7           48.1             8.9
Assets held for sale                               0.9          0.1             2.7            0.5            0.9             0.2
                                               -------        -----          ------          -----          -----          ------
   Total                                       1,110.1        100.0           569.0          100.0          542.5           100.0
                                               =======        =====          ======          =====          =====          ======

1 Includes the assets of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1998 TO FISCAL 1999

On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition.

After the Acquisition, DFVC was merged into the Company. This entity has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Net income for fiscal 1999 of $17.0 million represented a $10.2 million increase over fiscal 1998 net income of $6.8 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by acquisitions, gains on sale of assets, a restructuring charge, an increase in interest expense and depreciation expense associated with the DFVC Acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing operations, as presented on page 13 in the EBITDA table included in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner. While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing operations increased a net $38.2 million or 61.6 percent, to $100.2 million in the current fiscal year from $62.0 million in the prior fiscal year.

The vegetable product line accounts for a $47.2 million increase of the overall EBITDA increase and is primarily attributable to the DFVC Acquisition. While this product line has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category has been negatively impacted by market conditions within the frozen private label segment as a result of lower demand, industry oversupply, and the subsequent declines in pricing.

The Company's fruit category showed a decrease of approximately $11.7 million primarily due to a change in the Company's pricing and promotional strategy within this product line.

Snacks were impacted by competitive pricing within the popcorn product line as an increase in production from foreign countries such as Argentina which reduced selling prices. In addition, the potato chip category was negatively impacted by a strike at the Snyder of Berlin facility which resulted in an approximate $2.5 million cost (see further discussion at "Other Matters" to the Management's Discussion and Analysis of Financial Condition and Results of Operations).

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

Net Sales: Total net sales increased $490.8 million or 68.2 percent, to $1,210.5 million in fiscal 1999 from $719.7 million in fiscal 1998. Excluding businesses sold, net sales increased by $566.6 million, or 93.4 percent, to $1,173.4 million in fiscal 1999 from $606.8 million in fiscal 1998.

The increase in net sales from continuing operations is primarily attributable to the $554.5 million increase within the vegetable product line as a result of the DFVC Acquisition. In addition, during fiscal 1998, the Company became the sole supplier of frozen vegetables for the Sam's national club stores. Full distribution under this contract was achieved in fiscal 1999. These improvements within the preexisting vegetable operations was offset by a decline in the frozen private label segment. Beginning in January of 1999 and continuing to date, the private label frozen vegetable segment, as reported by several sources, has experienced a decline in unit sales of approximately 10 percent.

Net sales for the fruit product line decreased $8.2 million in fiscal 1999 to $111.5 million from $119.7 million in fiscal 1998. As a result of a change in pricing and promotional strategy, the Company experienced a decline in its branded pie filling volume and an increase in its private label volume throughout fiscal 1999. Management believes that a return to its historic pricing and promotional strategy will result in improvements in fiscal 2000.

Net sales for snacks increased by $4.2 million in fiscal 1999 as a result of unit volume primarily within the potato chip category.

All "other" product categories showed a decline of $7.6 million. This category, which primarily represents salad dressings, was impacted by competitive pressures on pricing and volume.

Operating Income: Operating income of $130.6 million in fiscal 1999 increased approximately $75.0 million from $55.6 million in fiscal 1998. Excluding the impact of businesses sold and other non-recurring items as identified on page 14, operating income from continuing operations increased from $41.8 million in fiscal 1998 to $68.0 million in fiscal 1999. This represented an improvement of $26.2 million or 62.7 percent.

Vegetables showed improvements of $33.6 million or 212.7 percent. The vegetable product line obtained through the DFVC Acquisition accounted for $54.7 million of this increase, while preexisting vegetable operations showed a decline of $21.1 million. The preexisting vegetable operations showed margin erosion resulting from the downward trend in the private label frozen vegetable market highlighted above. In addition, the reduction in the volume of frozen vegetable product repackaged and sold resulted in a higher per unit cost. Additionally, incremental warehousing costs (storage, handling, and shipping) of approximately $5.0 million were incurred to consolidate the operations of the Company's frozen vegetable business as part of the DFVC Acquisition.

Fruits showed a decline of $10.3 million from $19.0 million in fiscal 1998 to $8.7 million in fiscal 1999. Pie filling accounted for a decline of $6.1 million due to the change in pricing and promotional strategy discussed above. Applesauce showed declines of $1.4 million due to the reduction in pricing resulting from an increased industry supply. The remaining decline resulted from incremental costs associated with a new product launch.

Snacks showed a decline of $3.9 million from $7.4 million in fiscal 1998 to $3.5 million in fiscal 1999. The decline resulted from costs associated with the strike at the Snyder of Berlin facility of approximately $2.5 million (see further discussion at "Other Matters" to the Management's Discussion and Analysis of Financial Condition and Results of Operations) and the competitive pressures within the popcorn category.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

Gain on Sale of Assets: In conjunction with the DFVC Acquisition, the Company sold its aseptic business to Dean Foods. The purchase price of $80 million was based upon an appraisal completed by an independent appraiser. The gain on the sale was approximately $61.2 million.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel will include operational and administrative positions. During the fourth quarter of fiscal 1999, approximately $1.0 million of this charge was liquidated. The majority of the remaining benefits will be liquidated during fiscal 2000. See further discussion at NOTE 1 to the "Notes to Consolidated Financial Statements."

Income from Great Lakes Kraut LLC: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.9 million over the prior year is attributable to increases in volume and improvements in pricing. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $34.7 million to $65.3 million in fiscal 1999 from $30.6 million in fiscal 1998. This increase is associated with debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities due to the increase in the Company's size.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11 7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Pro-Fac Share of Income Before Extraordinary Item and Cumulative Effect of an Accounting Change: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. The Pro-Fac share of income during fiscal 1999 was impacted by a reduction in earnings on patronage products within the current year. The reduction in the Company's preexisting vegetable product line and its fruit product line, as described above, caused the decline in additional patronage earnings.

Tax Provision: The provision for taxes increased $19.1 million to $24.8 million in fiscal 1999 from $5.7 million in fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gain on sale of assets. This amount was offset by a $2.1 million benefit resulting from the amortization of debt issue costs associated with the Bridge Facility. The remaining variance is impacted by the change in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, the Company refinanced its then existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million).

                     CHANGES FROM FISCAL 1997 TO FISCAL 1998

Net income for fiscal 1998 of $6.8 million represented a $1.3 million or 23.6 percent increase over fiscal 1997 net income of $5.5 million. As an overall summary, management analyzes its business utilizing EBITDA as management believes EBITDA is a financial indicator of its ability to service debt. Total EBITDA (excluding both the gain on sale of assets and the cumulative effect of an accounting change in fiscal 1997) was $77.3 million in fiscal 1998 as compared to $73.1 million in fiscal 1997. Excluding the impact of businesses sold, EBITDA from continuing operations increased $4.9 million or 8.6 percent to $62.0 million in fiscal 1998 from $57.1 million in fiscal 1997. The improvement in the continuing business was experienced throughout most of the Company's product lines and resulted from: (1) an increase in volume and an increase in new customers in product lines; and (2) the continuing benefits from structural changes made within the organization including the consolidation of operations and facilities.

Net Sales: Total net sales decreased $11.1 million, or 1.5 percent, to $719.7 million in fiscal 1998 from $730.8 million in fiscal 1997. Excluding businesses sold, net sales increased by $6.4 million, or 1.1 percent, to $606.8 million in fiscal 1998 from $600.4 million in fiscal 1997.

The increase in net sales from continuing operations is primarily attributable to the vegetable product line. Fiscal 1997 net sales include $13.8 million in sauerkraut sales, which are now accounted for by the joint venture between Agrilink and Flanagan Brothers, Inc. This joint venture was created in fiscal 1998. See NOTE 3 to the "Notes to Consolidated Financial Statements" - "Acquisitions and Disposal - Formation of New Sauerkraut Company." Excluding the impact of sauerkraut sales from the prior year, net sales for the vegetable product line increased $23.2 million or 8.6 percent from the prior year. Such increases, primarily within the frozen vegetable and pickle categories resulted from changes in volume, product mix, and new customers.

Net sales for the fruit product line increased $3.0 million as a result of improvements in volume and changes in product mix within the branded pie filling category.

Net sales for snacks decreased by $2.3 million in fiscal 1998. Increases of $1.3 million as a result of new business in the Northwest and product line extensions, including kettle chips within the Snyder brand were offset by a decrease in the popcorn category. Net sales within the popcorn category showed declines of $3.6 million. Popcorn was impacted by pricing and volume caused by competitive pressure.

Net sales and volume for canned meals remained consistent with the prior year.

Net sales within the other product category declined $4.0 million primarily as a result of declines within the dressing category due to competitive pressures on price. Reductions in volume also resulted from actions within the industry.

Operating Income: Operating income of $55.6 million in fiscal 1998 increased approximately $5.7 million from $49.9 million in fiscal 1997. Excluding the impact of businesses sold and other non-recurring items as identified on page 14, operating income from continuing operations increased from $34.7 million in fiscal 1997 to $41.8 million in fiscal 1998. This represented an improvement of $7.1 million or 20.5 percent.

Vegetables showed improvements of $3.8 million or 31.7 percent. This increase resulted from increases in pricing and volume outlined above.

Fruit showed an improvement of $1.6 million from $17.4 million in fiscal 1997 to $19.0 million in fiscal 1998. This increase is primarily attributable to the increase in net sales for branded pie filling as outlined above.

Snacks showed a modest decline of $0.3 million from $7.7 million in fiscal 1997 to $7.4 million in fiscal 1998. The improvements resulting from new business within the potato chip category were offset by declines in the popcorn category.

Canned meals showed an improvement of $0.9 million from $6.9 million in fiscal 1997 to $7.8 million in fiscal 1998. This improvement primarily resulted from the favorable settlement in fiscal 1998 of an outstanding tax claim with the state of Washington regarding meat products.

The other product category showed a decrease of $0.6 million from $1.2 million in fiscal 1997 to $0.6 million in fiscal 1998. These product lines were negatively impacted by the reduction in net sales outlined above.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 3 to the "Notes to Consolidated Financial Statements" "Acquisitions and Disposals - Formation of New Sauerkraut Company."

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

Pro-Fac Share of Income Before Extraordinary Item and Cumulative Effect of an Accounting Change: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. In fiscal 1998 and 1997, 90 percent of earnings on patronage products exceed 50 percent of all pretax earnings of the Company, accordingly, the Pro-Fac share of income was recognized at a maximum of 50 percent of pretax earnings of the Company.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 1999 compared to fiscal 1998.

Net cash used in operating activities of $12.7 million in fiscal 1999 increased $10.6 million from the fiscal 1998 balance of $2.1 million. This increase primarily results from variances within accounts payable due to the timing of liquidation of outstanding balances and an increase in estimated tax payments. The net change in operating activities has been significantly impacted by the inclusion of operating activities from the DFVC Acquisition.

Net cash used in investing activities increased significantly due to activities surrounding the DFVC Acquisition. Proceeds from disposals resulted from the sale of the aseptic and peanut butter operations. The purchase of property, plant and equipment increased $8.0 million to $22.1 million in fiscal 1999 from $14.1 million in fiscal 1998. In conjunction with the DFVC Acquisition, the Company acquired an additional 14 operating facilities. The increase in the purchase of property, plant, and equipment was utilized to support these locations.

Net cash provided by financing activities also increased significantly due to the DFVC Acquisition and the activities completed concurrently to refinance existing indebtedness. See further discussions below describing the Company's financing agreements and at NOTE 5 to the "Notes to Consolidated Financial Statements."

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and
(z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The weighted average rate of interest applicable to the Term Loan Facility was 8.79 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, the Company's primary lender exercised its right under the New Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25.0 million.

Utilizing outstanding balances at June 26, 1999, the Term Loan Facility is subject to the following amortization schedule:

Fiscal Year                Term Loan A                 Term Loan B                  Term Loan C                    Total
-----------                -----------                 -----------                  -----------                    -----
                                                    (Dollars in millions)
    2000                     $   7.5                      $  0.4                       $   0.4                     $   8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        10.3                         0.4                           0.4                        11.1
    2005                         0.0                       194.9                           0.4                       195.3
    2006                         0.0                         0.0                         199.5                       199.5
                             -------                      ------                       -------                     -------
                             $  47.8                      $196.9                        $201.9                     $ 446.6
                             =======                      ======                       =======                     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million on the Term Loan Facility from proceeds of the sale of the peanut butter operations. In addition, during the third quarter principal payments of $0.2 million were made on each of the Term Loan B and Term Loan C facilities.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, Inc., which is a subsidiary of Pro-Fac); and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries (excluding AgriFrozen, Inc., which is a subsidiary of Pro-Fac).

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, Inc., which is a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, the Company negotiated an amendment to the original covenants. In conjunction with this amendment, the Company incurred a fee of approximately $2.6 million. This fee will be amortized over the remaining life of the New Credit Facility. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

Senior Subordinated Notes -11 7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

Subordinated Bridge Facility: To complete the DFVC Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of three additional promissory notes each for approximately $0.4 million on December 31, 1998, March 31, 1999, and June 30, 1999. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

Senior Subordinated Notes - 12 1/4 Percent - Due 2005 ("Old Notes"): In conjunction with the DFVC Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2000 and 2001 will be approximately $25 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 1999 and 1998, Agrilink has focused on its core businesses and growth opportunities. During fiscal 1999, the Company acquired the frozen and canned vegetable business of Dean Foods. The Company believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements."

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

The 1998 growing season has resulted in an increased supply of vegetables throughout the industry. This increase in supply along with the decline of 10 percent in unit volume within the private label frozen vegetable category has negatively impacted the Company's margin in the third and fourth quarters of fiscal 1999 and continues to date.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

OTHER MATTERS:

Sale of the Private Label Canned Vegetable Business: On September 15, 1999, Agrilink and Seneca Foods Corporation announced they are in negotiation regarding the purchase by Seneca of Agrilink's Midwest, private label, canned vegetable business. The transaction will include reciprocal copacking agreements. The parties are working toward finalizing the agreement by early November, subject to further due diligence and board and regulatory approval. This transaction does not include Agrilink's branded canned vegetables, Veg-All and Freshlike.

Snyder of Berlin Facility Strike: In April 1999, approximately 160 workers at the Company's Snyder of Berlin facility, in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people. These employees returned to work in June 1999.

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

The Company has initiated formal communications with significant suppliers and customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

The Company expects to complete the Year 2000 project during the fall of 1999. Based on the progress made to date (which includes compliant systems in place and in production), the Company does not believe any material exposure to significant business interruption exists. In the event some of the remaining elements of the Company's Year 2000 compliance project are delayed, the Company has outlined a contingency plan to ensure alternative workaround initiatives are completed.

In June 1997, Systems & Computer Technology Corporation ("SCT") and Agrilink announced a major outsourcing services and software agreement effective June 30, 19997. The ten-year agreement, currently valued at approximately $50.0 million, is for SCT's OnSite outsourcing services, including assistance in solving the Year 2000 issue. Management believes that any cost in addition to the SCT annual fees required to becoming Year 2000 Compliant will not be material.

Product Recall: In February 1997, Agrilink issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it had the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, or people with weakened immune systems. The total estimated cost of the product recall was $0.5 million. This amount was recognized as an expense in fiscal 1997. Agrilink received closure of this matter by the FDA on March 11, 1998. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under Agrilink's insurance policies.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management: The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, the Company entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by the Company in exchange for payments received at the three-month LIBOR rate. See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements" "Debt - Interest Rate Protection Agreements."

The following is a summary of the Company's interest rate swap agreements:

                                                         June 26, 1999
                                                         -------------
Interest Rate Swap:
Variable to Fixed - notional amount                      $250,000,000
   Average pay rate                                       4.96-5.32%
   Average receive rate                                      5.00%
   Maturities through                                        2001

The Company had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, the Company sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining life of the interest rate swap.

While there is potential that interest rates will fall, and hence minimize the benefits of the Company's hedge position, it is the Company's position that on a long-term basis, the possibility of interest rates increasing exceeds the likelihood of interest rates decreasing. The Company will, however, monitor market conditions to adjust its position as it considers necessary.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                                  Page
     ----                                                                                                                  ----
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   24
   Report of Independent Accountants.......................................................................................   25
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Deficit for the years ended
       June 26, 1999, June 27, 1998, and June 28, 1997.....................................................................   26
     Consolidated Balance Sheet at June 26, 1999 and June 27, 1998.........................................................   27
     Consolidated Statement of Cash Flows for the years ended June 26, 1999, June 27, 1998, and June 28, 1997..............   28
     Notes to Consolidated Financial Statements............................................................................   30

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



/s/ Dennis M. Mullen                  /s/ Earl L. Powers
--------------------------------      ----------------------------------------
    Dennis M. Mullen                     Earl L. Powers
    President and                        Executive Vice President Finance and
    Chief Executive Officer              Chief Financial Officer

August 23, 1999

                        Report of Independent Accountants



To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated deficit and of cash flows listed under
Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years ended June 26, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997 when read in conjunction with the consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------------
     PRICEWATERHOUSECOOPERS LLP

Rochester, New York
August 23, 1999

                              FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations and Accumulated Deficit
(Dollars in Thousands)


                                                                                          Fiscal Years Ended
                                                                           ------------------------------------------------
                                                                           June 26, 1999     June 27, 1998    June 28, 1997
                                                                           -------------     -------------    -------------
Net sales                                                                   $ 1,210,506       $   719,665      $    730,823
Cost of sales                                                                  (854,768)         (524,082)         (539,081)
                                                                            -----------       -----------      ------------
Gross profit                                                                    355,738           195,583           191,742
Selling, administrative, and general expenses                                  (287,672)         (141,837)         (145,392)
Gains on sale of assets                                                          64,734                 0             3,565
Restructuring                                                                    (5,000)                0                 0
Income from Great Lakes Kraut Company                                             2,787             1,893                 0
                                                                            -----------       -----------      ------------
Operating income before dividing with Pro-Fac                                   130,587            55,639            49,915
Interest expense                                                                (65,339)          (30,633)          (35,030)
Amortization of debt issue costs associated with the Bridge Facility             (5,500)                0                 0
                                                                            -----------       -----------      ------------
Pretax income before dividing with Pro-Fac and before extraordinary
   item and cumulative effect of an accounting change                            59,748            25,006            14,885
Pro-Fac share of income before extraordinary item and cumulative
     effect of an accounting change                                              (1,658)          (12,503)           (7,442)
                                                                            -----------       -----------      ------------
Income before taxes, extraordinary item and cumulative effect of
   an accounting change                                                          58,090            12,503             7,443
Tax provision                                                                   (24,770)           (5,689)           (3,668)
                                                                            -----------       -----------      ------------
Income before extraordinary item and cumulative effect of an
     accounting change                                                           33,320             6,814             3,775
Extraordinary item relating to the early extinguishment of debt (net
   of income taxes and after dividing with Pro-Fac)                             (16,366)                0                 0
Cumulative effect of an accounting change (net of income taxes and
   after dividing with Pro-Fac)                                                       0                 0             1,747
                                                                            -----------       -----------      ------------
Net income                                                                       16,954             6,814             5,522
Accumulated deficit at beginning of period                                      (11,878)          (11,878)          (11,878)
Dividends to Pro-Fac                                                             (7,500)           (6,814)           (5,522)
                                                                            -----------       -----------      ------------
Accumulated deficit at end of period                                        $    (2,424)      $   (11,878)     $    (11,878)
                                                                            ===========       ===========      ============

Accumulated other comprehensive income at beginning of period               $      (608)      $         0      $          0
Minimum pension liability adjustment                                               (155)             (608)                0
                                                                            -----------       -----------      ------------
Accumulated other comprehensive income at end of period                     $      (763)      $      (608)     $          0
                                                                            ===========       ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                     ASSETS

                                                                                                        June 26,        June 27,
                                                                                                          1999            1998
                                                                                                     ------------      -----------
Current assets:
   Cash and cash equivalents                                                                         $     6,540       $     5,046
   Accounts receivable trade, less allowances for bad debts of $1,202 and $774, respectively              81,430            55,046
   Accounts receivable, other                                                                              6,184             6,107
   Income taxes refundable                                                                                 9,360                 0
   Current deferred tax asset                                                                             15,565             4,642
   Inventories -
     Finished goods                                                                                      247,389           111,153
     Raw materials and supplies                                                                           46,181            30,433
                                                                                                     -----------       -----------
       Total inventories                                                                                 293,570           141,586
                                                                                                     -----------       -----------
   Current investment in CoBank                                                                            2,403             1,994
   Prepaid manufacturing expense                                                                          18,217             8,404
   Prepaid expenses and other current assets                                                              17,989            12,989
                                                                                                     -----------       -----------
       Total current assets                                                                              451,258           235,814
Investment in CoBank                                                                                      19,693            22,377
Investment in Great Lakes Kraut Company                                                                    6,679             6,584
Property, plant, and equipment, net                                                                      339,753           194,615
Assets held for sale at net realizable value                                                                 890             2,662
Goodwill and other intangible assets, less accumulated amortization of $22,031
   and $13,634, respectively                                                                             260,733            94,744
Other assets                                                                                              21,655            12,175
Note receivable due from Pro-Fac                                                                           9,400                 0
                                                                                                     -----------       -----------
       Total assets                                                                                  $ 1,110,061       $   568,971
                                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                                     $    18,900       $         0
   Current portion of obligations under capital leases                                                       208               256
   Current portion of long-term debt                                                                       8,670             8,071
   Accounts payable                                                                                      103,615            72,657
   Income taxes payable                                                                                        0             3,943
   Accrued interest                                                                                        5,476             8,559
   Accrued employee compensation                                                                          13,717             8,598
   Other accrued expenses                                                                                 60,242            19,013
   Due to Pro-Fac                                                                                         15,067             6,642
                                                                                                     -----------       -----------
       Total current liabilities                                                                         225,895           127,739
Obligations under capital leases                                                                             568               503
Long-term debt                                                                                           668,316           229,937
Deferred income tax liabilities                                                                           23,174            33,154
Other non-current liabilities                                                                             28,224            23,053
                                                                                                     -----------       -----------
       Total liabilities                                                                                 946,177           414,386
                                                                                                     -----------       -----------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                                   0                 0
   Additional paid-in capital                                                                            167,071           167,071
   Accumulated deficit                                                                                    (2,424)          (11,878)
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                                   (763)             (608)
                                                                                                     -----------       -----------
       Total shareholder's equity                                                                        163,884           154,585
                                                                                                     -----------       -----------
       Total liabilities and shareholder's equity                                                    $ 1,110,061       $   568,971
                                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                                Fiscal Years Ended
                                                                                    -----------------------------------------------
                                                                                    June 26, 1999   June 27, 1998     June 28, 1997
                                                                                    -------------   -------------     -------------

Cash Flows From Operating Activities:
   Net income                                                                        $ 16,954          $ 6,814          $  5,522
   Adjustments to reconcile net income to net cash (used in)/provided by perating activities - Extraordinary item relating to the early extinguishment of debt (net of income taxes and after
       dividing with Pro-Fac)                                                          16,366                0                 0
     Cumulative effect of an accounting change (net of income taxes and after
      dividing with Pro-Fac)                                                                0                0            (1,747)
     Gain on sale of assets                                                           (64,734)               0            (3,565)
     Loss on disposal of assets                                                           353                0                 0
     Amortization of goodwill and other intangibles                                     9,396            3,581             4,092
     Amortization of debt issue costs (including fees associated
       with the Bridge Facility)                                                        7,678              800               800
     Depreciation                                                                      23,804           18,009            22,680
     Equity in undistributed earnings of CoBank                                          (520)            (715)           (1,143)
     Provision for deferred taxes                                                       9,742              281             2,787
     Provision for losses on accounts receivable                                          208                0               445
     Change in assets and liabilities:
       Accounts receivable                                                             (2,048)          (9,276)           (1,856)
       Inventories                                                                     33,083          (25,654)           (1,636)
       Income taxes payable/refundable                                                 (3,193)          (1,209)              205
       Accounts payable, and accrued expenses                                         (51,768)          18,269            (1,751)
       Due to/(from) Pro-Fac                                                              683           (1,720)           (2,393)
       Other assets and liabilities                                                    (8,695)          (11,322)             548
                                                                                     --------          --------         --------
Net cash (used in)/provided by operating activities                                   (12,691)          (2,142)           22,988
                                                                                     --------          -------          --------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                         (22,064)         (14,056)          (16,876)
   Proceeds from disposals                                                             93,486           12,794            68,716
   Proceeds from sales of idle facilities                                               1,427                0             4,465
   Proceeds from investment in CoBank                                                   2,795            1,611               315
   Cash paid for acquisitions                                                        (443,531)          (7,423)                0
                                                                                     ---------         -------          --------
Net cash (used in)/provided by investing activities                                  (367,887)          (7,074)           56,620
                                                                                     --------          -------          --------
Cash Flows From Financing Activities:
   Net proceeds from notes payable                                                     18,900                0                 0
   Proceeds from issuance of long-term debt                                           677,882           18,180            18,000
   Payments on long-term debt                                                        (287,574)          (8,076)         (104,854)
   Payments on capital leases                                                            (282)            (616)             (503)
   Cash paid for debt issuance costs                                                  (19,354)               0                 0
   Capital contribution by Pro-Fac                                                          0            8,752             7,234
   Dividends paid to Pro-Fac                                                           (7,500)          (6,814)           (5,522)
                                                                                     --------          -------          --------
Net cash provided by/(used in) financing activities                                   382,072           11,426           (85,645)
                                                                                     --------          -------          --------
Net change in cash and cash equivalents                                                 1,494            2,210            (6,037)
Cash and cash equivalents at beginning of period                                        5,046            2,836             8,873
                                                                                     --------          -------          --------
Cash and cash equivalents at end of period                                           $  6,540          $ 5,046          $  2,836
                                                                                     ========          =======          ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
     Interest (net of amount capitalized)                                            $ 68,422          $30,062          $ 35,587
                                                                                     ========          =======          ========
     Income taxes, net                                                               $ 12,935          $ 6,617          $    676
                                                                                     ========          =======          ========

     Acquisition of Erin's Gourmet Popcorn
       Inventories                                                                   $     33          $     0          $      0
       Property, plant, and equipment                                                      26                0                 0
       Goodwill and other intangible assets                                               554                0                 0
                                                                                     --------          -------          --------
                                                                                     $    613          $     0          $      0
                                                                                     ========          =======          ========

The accompanying notes are an integral part of these financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                              Fiscal Years Ended
                                                                                -------------------------------------------------
                                                                                June 26, 1999    June 27, 1998      June 28, 1997
                                                                                -------------    -------------      -------------
     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                           $ 24,201          $     0          $      0
       Inventories                                                                    195,674                0                 0
       Prepaid expenses and other current assets                                        6,374                0                 0
       Property, plant, and equipment                                                 157,227                0                 0
       Assets held for sale                                                                49                0                 0
       Goodwill and other intangible assets                                           178,377                0                 0
       Accounts payable                                                               (40,865)               0                 0
       Accrued employee compensation                                                   (8,437)               0                 0
       Other accrued expenses                                                         (74,845)               0                 0
       Long-term debt                                                                  (2,752)               0                 0
       Subordinated promissory note                                                   (22,590)               0                 0
       Deferred tax asset                                                              30,645                0                 0
       Other assets and liabilities, net                                               (2,453)               0                 0
                                                                                     --------          -------          --------
                                                                                     $440,605          $     0          $      0
                                                                                     ========          =======          ========

     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                           $    420          $     0          $      0
       Inventories                                                                        153                0                 0
       Property, plant and equipment                                                       51                0                 0
       Goodwill and other intangible assets                                             3,303                0                 0
       Other accrued expenses                                                            (251)               0                 0
       Obligation for covenant not to compete                                          (1,363)               0                 0
                                                                                     ---------         -------          --------
                                                                                     $  2,313          $     0          $      0
                                                                                     ========          =======          ========

     Acquisition of DelAgra:
       Accounts receivable                                                           $      0          $   403          $      0
       Inventories                                                                          0            3,212                 0
       Prepaid expenses and other current assets                                            0               81                 0
       Property, plant, and equipment                                                       0            1,842                 0
       Goodwill and other intangible assets                                                 0            1,508                 0
       Other accrued expenses                                                               0             (433)                0
                                                                                     --------          -------          --------
                                                                                     $      0          $ 6,613          $      0
                                                                                     ========          =======          ========

     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                                $      0          $    54          $      0
       Goodwill and other intangible assets                                                 0              756                 0
                                                                                     --------          -------          --------
                                                                                     $      0          $   810          $      0
                                                                                     ========          =======          ========

     Investment in Great Lakes Kraut Company:
       Inventories                                                                   $      0          $ 2,175          $      0
       Prepaid expenses and other current assets                                            0              409                 0
       Property, plant, and equipment                                                       0            6,966                 0
       Other accrued expenses                                                               0              (62)                0
                                                                                     --------          -------          --------
                                                                                     $      0          $ 9,488          $      0
                                                                                     ========          =======          ========

Supplemental schedule of non-cash investing and financing activities:
   Capital lease obligations incurred                                                $    320          $   222          $    206
                                                                                     ========          =======          ========
   In conjunction with the purchase of certain businesses of Nalley Canada Ltd. by
     Agrilink in fiscal 1997, the following non-cash transactions occurred:
       Notes forgiven                                                                $      0          $     0          $  4,986
                                                                                     ========          =======          ========

The accompanying notes are an integral part of these financial statements.


                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

Agrilink Foods, Inc. (the "Company" or "Agrilink"), incorporated in New York in
1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United
States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac").

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

Fiscal Year: The fiscal year of Agrilink corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 1999, 1998, and 1997 each comprised 52 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1998 and 1997 have been reclassified to conform with the current presentation.

Adoption of SFAS No. 130: Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS No. 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income. The
Company includes minimum pension liability adjustments within comprehensive income. The adoption of SFAS No. 130 did not have a material effect on the Company's results of operations or financial position.

Adoption of SFAS No. 131: Effective June 28, 1998 the Company adopted SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information." SFAS
No. replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

As management makes the majority of its operating decisions based upon the Company's significant product lines, the Company has elected to utilize significant product lines in determining its operating segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals. See NOTE 8 to the "Notes to Consolidated Financial Statements."

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel will include operational and administrative positions. During the fourth quarter of fiscal 1999, approximately $1.0 million of this charge was liquidated. The remaining termination benefits will be liquidated during fiscal 2000.

Extraordinary Item Relating to the Early Extinguishment of Debt: During fiscal
1999, the Company refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt.
Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million). See NOTE 3 to the "Notes to Consolidated Financial Statements."

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

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with maturities of three months or less. There were no such short-term investments at June 26, 1999 or June 27, 1998.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 26, 1999 and June
27, 1998 were $2,777,000 and $391,000, respectively.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal year 1999, 1998, and 1997 amounted to $743,000, $1,023,000, and $1,633,000, respectively.

During fiscal 1999, the Company repaid all outstanding obligations due CoBank.
In conjunction with the operating policy of CoBank, the Company's investment will be liquidated over a five-year period.

Prepaid Manufacturing Expense: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to finished goods during the next production period and recognized as an element of cost of goods sold.

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

Goodwill and Other Intangibles: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over 3 to 35 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill.
This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the discounted future cash flows and the carrying value of goodwill.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999 were approximately $7,678,000, $800,000, and $800,000 in fiscal
1999, 1998, and 1997, respectively.

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

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 26, 1999 and June 27, 1998 was $6.3 million and $3.3 million, respectively.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 1999, 1998, and 1997 amounted to approximately
$38,158,000, $9,878,000, and $8,376,000, respectively.

Earnings Per Share Data Omitted: Earnings per share amounts are not presented, as subsequent to November 3, 1994, the Company is a wholly-owned subsidiary of Pro-Fac.

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-Term Investments: The carrying value of the investment in CoBank was $22.1 million at June 26, 1999. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

         Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See
         NOTE 5 to the "Notes to Consolidated Financial Statements."

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


For the fiscal years ended 1999, 1998, and 1997 the CMV for all crops supplied by Pro-Fac amounted to $62.2 million, $58.5 million, and $51.4 million, respectively.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac
("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For the fiscal years ended 1998 and 1997 such additional patronage income amounted to $12.5 million and $10.3 million, respectively. For fiscal 1999 there was no additional patronage income. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink. Subsequent to the acquisition date, Pro-Fac has invested an additional $29.9 million in the Company.

Agrilink declared and paid a dividend of $7.5 million to its parent, Pro-Fac in the third quarter of fiscal 1999.

In the first quarter of fiscal 1999, the Company reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing, long-term obligation due from Pro-Fac having a 10-year maturity.

NOTE 3.       ACQUISITIONS AND DISPOSALS

Fiscal 1999 -

Sale of Adams Brand Peanut Butter Operations: On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J.M. Smucker Company. The
Company received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

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

Dean Foods Vegetable Company: On September 24, 1998, Agrilink acquired the Dean
Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the
"DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated
Promissory Note"), as consideration for the DFVC Acquisition. The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the
Company paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into the Company. This entity is one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.




The DFVC Acquisition was accounted for under the purchase method of accounting.
Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the DFVC Acquisition is being amortized over 30 years.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and DFVC as if the acquisition had occurred at the beginning of the 1998 fiscal year.


                                                                   Fiscal Years Ended
                                                        ---------------------------------------
                                                        June 26, 1999             June 27, 1998
                                                        -------------             -------------
Net sales                                                   $ 1,307.6                $  1,242.6
Income/(loss) before extraordinary items                    $    23.4                $     (0.1)
Net income/(loss)                                           $     7.0                $     (0.1)

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

Concurrently with the DFVC Acquisition, Agrilink refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $16.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering. See NOTE 5 "Debt - Senior Subordinated Notes 11 7/8 Percent (due 2008). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributed snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 5 to 30 years.

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation.

Fiscal 1998 -

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

DelAgra Corp.: Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.6 million. Goodwill of approximately $0.6 million and $0.9 million for a covenant not to compete were recorded in conjunction with this transaction. These amounts are being amortized over 30 and 5 years, respectively.

C&O Distributing Company.: Effective March 9, 1999, the Company acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributes snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles of approximately $0.8 million were recorded in conjunction with this transaction and are being amortized over 30 years.

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

Condensed Statement of Earnings
(Dollars in Thousands)

                                   Fiscal Years Ended
                             -------------------------------
                             June 26, 1999     June 27, 1998
                             -------------     -------------
Net sales                      $  30,174         $  27,620
Gross profit                   $   9,392         $   7,439
Operating income               $   6,267         $   4,411
Net income                     $   5,575         $   3,786

Condensed Balance Sheet
(Dollars in Thousands)

Current assets                 $  14,112         $  10,668
Noncurrent assets              $  21,669         $  18,884
Current liabilities            $  13,237         $   6,483
Noncurrent liabilities         $   5,736         $   6,261

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

Information Services Reorganization: On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and the Company announced they signed a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50.0 million, is for SCT's OnSite outsourcing services.

Sale of New York Canned Vegetable Businesses: On May 6, 1997, Seneca Foods Corporation ("Seneca") acquired the Agrilink Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

The Company received proceeds of approximately $29.4 million which were applied to outstanding bank debt. No significant gain or loss occurred as a result of this transaction.

This transaction also include an agreement requiring Agrilink to handle all vegetable sourcing for Seneca at its New York plants. This agreement initially has a minimum ten-year term.

Brooks Foods: On April 30, 1997, Hoopeston Foods acquired certain assets from the Brooks Foods operating facility. The purchase price of approximately $2.1 million was paid with $400,000 in cash and a $1.7 million ten-year note. The proceeds were applied to outstanding bank debt. No significant gain or loss occurred as a result of this transaction. In addition, the two companies entered into a copack and warehouse agreement under which Hoopeston will produce, package, and warehouse certain products.

Nalley Canada Ltd.: On June 26, 1995, Agrilink sold Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group. The operations were sold for approximately $8.0 million. Approximately, $4.0 million was received in cash. The remainder of the proceeds were received through a series of long-term notes with maturities between 1998 and 2005. The notes included an interest rate of 12 1/4 percent.

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

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company, to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this transaction. The Company received proceeds of approximately $30.0 million. Proceeds were applied to outstanding bank loans. The transaction also included a long-term supply agreement between Silgan and Agrilink.

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 26, 1999 and June 27, 1998:

(Dollars in Thousands)

                                                   June 26, 1999                                  June 27, 1998
                                       ---------------------------------------      ------------------------------------------
                                        Owned         Leased                         Owned           Leased
                                        Assets        Assets           Total         Assets          Assets            Total
                                        ------        ------           -----         ------          ------            -----
Land                                   $  15,554     $     0         $ 15,554       $   5,772       $      0         $   5,772
Land improvements                          7,907           0            7,907           3,949              0             3,949
Buildings                                106,414         395          106,809          71,342            395            71,737
Machinery and equipment                  280,241         827          281,068         163,177            990           164,167
Construction in progress                  17,599           0           17,599          14,421              0            14,421
                                       ---------     -------         --------       ---------       --------         ---------
                                         427,715       1,222          428,937         258,661          1,385           260,046
Less accumulated depreciation            (88,620)       (564)         (89,184)        (64,678)          (753)          (65,431)
                                       ---------     -------         --------       ---------       --------         ---------
Net                                    $ 339,095     $   658         $339,753       $ 193,983       $    632         $ 194,615
                                       =========     =======         ========       =========       ========         =========

Obligations under capital leases(1)                  $   776                                        $    759
Less current portion                                    (208)                                           (256)
                                                     -------                                        --------
Long-term portion                                    $   568                                        $    503
                                                     =======                                        ========

(1) Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $259,000 and $248,000 in fiscal 1999 and 1998, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 26, 1999.

(Dollars in Thousands)

                  Fiscal Year Ending Last                         Capital          Operating      Total Future
                        Saturday In June                          Leases             Leases       Commitment
                  ----------------------------                    -------          -----------    ----------
                         2000                                     $   296           $  5,373        $  5,669
                         2001                                         219              3,665           3,884
                         2002                                         147              1,916           2,063
                         2003                                         115                947           1,062
                         2004                                         102                450             552
                     Later years                                      113                460             573
                                                                  -------           --------        --------
                  Net minimum lease payments                          992           $ 12,811        $ 13,803
                                                                                    ========        ========
                  Less amount representing interest                  (216)
                  Present value of minimum lease payments         $   776
                                                                  =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $13,596,000, $12,250,000, and $11,204,000 for fiscal years 1999, 1998, and 1997, respectively.

NOTE 5.       DEBT

The following is a summary of long-term debt outstanding:

                                                            June 26,           June 27,
                                                              1999               1998
                                                            --------           --------
Bank debt                                                   $ 446,600         $  72,400
Senior Subordinated Notes                                     200,015           160,000
Subordinated Promissory Note (net of discount)                 23,372                 0
Other                                                           6,999             5,608
                                                            ---------         ---------
Total debt                                                    676,986           238,008
Less current portion                                           (8,670)           (8,071)
                                                            ---------         ---------
Total long-term debt                                        $ 668,316         $ 229,937
                                                            =========         =========

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The weighted-average rate of interest applicable to the Term Loan Facility was 8.79 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, the Company's primary lender exercised its right under the New Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25 million.

Utilizing outstanding balances at June 26, 1999, the Term Loan Facility is subject to the following amortization schedule:

Fiscal Year                Term Loan A                 Term Loan B                  Term Loan C                    Total
-----------                -----------                 -----------                  -----------                    -----
                                                    (Dollars in millions)
    2000                     $   7.5                      $  0.4                       $   0.4                     $   8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        10.3                         0.4                           0.4                        11.1
    2005                         0.0                       194.9                           0.4                       195.3
    2006                         0.0                         0.0                         199.5                       199.5
                             -------                      ------                       -------                     -------
                             $  47.8                      $196.9                        $201.9                     $ 446.6
                             =======                      ======                        ======                     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million on the Term Loan Facility from proceeds of the sale of the peanut butter operations. In addition, during fiscal 1999 principal payments of $0.2 million were made on each of the Term Loan B and Term Loan C facilities.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, Inc., which is a subsidiary of Pro-Fac), and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries (excluding AgriFrozen, Inc.).

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, Inc., which is a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, the Company negotiated an amendment to the original covenants. In conjunction with this amendment, the Company incurred a fee of approximately $2.6 million. This fee will be amortized over the remaining life of the New Credit Facility. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

Interest Rate Protection Agreements: The Company has entered into a three-year interest rate swap agreement with the Bank of Montreal in the notional amount of $150 million. The swap agreement provides for an interest rate of 4.96 percent over the term of the swap payable by the Company in exchange for payments at the published three-month LIBOR. In addition, the Company entered into a separate interest rate swap agreement with the Bank of Montreal in the notional amount of $100 million for an initial period of three years. This swap agreement provides for an interest rate of 5.32 percent over the term of the swap, payable by the Company in exchange for payments at the published three-month LIBOR. The Company entered into these agreements in order to manage its interest rate risk by exchanging its floating rate interest payments for fixed rate interest payments.

The Company had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, the Company sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining interest rate swap life.

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

Subordinated Bridge Facility: To complete the DFVC Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11? percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of three additional promissory notes each for approximately $0.4 million on December 31, 1998, March 31, 1999, and June 30, 1999. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

Senior Subordinated Notes - 12 1/4 Percent (due 2005, "Old Notes"): In conjunction with the DFVC Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Revolving Credit Facility (Notes Payable): Borrowings under short-term Revolving Credit Facilities were as follows:

         (Dollars in Thousands)

                                                                                   Fiscal Years Ended
                                                           ------------------------------------------------------------------
                                                           June 26, 1999             June 27, 1998              June 28, 1997
                                                           -------------             -------------              -------------
         Balance at end of period                           $    18,900                $       0                  $       0
         Rate at fiscal year end                                    8.2%                     0.0%                       0.0%
         Maximum outstanding during the period              $   116,200                $  66,000                  $  65,000
         Average amount outstanding during the period       $    76,700                $  51,300                  $  24,900
         Weighted average interest rate during the period           7.8%                     7.0%                       7.3%

Agrilink also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 1999. As of June 26, 1999, there were $16.2 million in letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

Fair Value: The estimated fair value of long-term debt outstanding was approximately $673.7 million and $249.8 million at June 26, 1999 and June 27, 1998, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt of $7.0 million carries rates up to 10 percent at June 26, 1999.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 2000, $8.7 million; 2001, $16.5 million; 2002, $11.1 million; 2003, $11.1 million; and 2004, $11.4 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 26, 1999, the Company had satisfied its obligation under this provision. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

NOTE 6.       TAXES ON INCOME

Taxes on income before extraordinary item and the cumulative effect of a change in accounting include the following:

(Dollars in Thousands)

                                                                Fiscal Years Ended
                                                  ------------------------------------------------
                                                  June 26, 1999   June 27, 1998      June 28, 1997
                                                  -------------   -------------      -------------
                  Federal -
                    Current                         $ 13,012          $ 4,534          $    567
                    Deferred                           8,765              730             2,639
                                                    --------          -------          --------
                                                      21,777            5,264             3,206
                                                    --------          -------          --------
                  State and foreign -
                    Current                            2,016              874               314
                    Deferred                             977             (449)              148
                                                    --------          -------          --------
                                                       2,993              425               462
                                                    --------          -------          --------
                                                    $ 24,770          $ 5,689          $  3,668
                                                    ========          =======          ========

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes, extraordinary item, and cumulative effect of a change in accounting is as follows:

(Dollars in Thousands)

                                                                                    Fiscal Years Ended
                                                                  -----------------------------------------------------
                                                                  June 26, 1999       June 27, 1998       June 28, 1997
                                                                  -------------       -------------       -------------
Income tax provision                                                   35.0%            35.0%                34.0%
State and foreign income taxes, net of federal income tax benefit       3.5%             4.6%                 6.5%
Goodwill amortization                                                   5.9%             7.7%                14.0%
Dividend received reduction                                            (0.4)%           (2.4)%               (6.3)%
Other, net                                                             (1.4)%            0.6%                 1.1%
                                                                      -----           ------                ------

Effective Tax Rate                                                     42.6%            45.5%                49.3%
                                                                      =====           ======                =====

The deferred tax (liabilities)/assets consist of the following:

                                                                       June 26, 1999         June 27, 1998
                                                                       -------------         -------------
Liabilities
   Depreciation                                                         $  (28,468)            $ (44,611)
   Goodwill and other intangible assets                                     (1,379)                 (333)
   Prepaid manufacturing expense                                            (7,086)               (3,270)
   Accounts receivable                                                        (220)                 (201)
   Prepaid expenses and other current assets                                (1,672)                    0
   Discount on Subordinated Promissory Notes                                (2,882)                    0
                                                                        ----------             ---------
                                                                           (41,707)              (48,415)
                                                                        ----------             ---------
Assets
   Inventories                                                               9,182                 2,089
   Credits and operating loss carryforwards                                  1,538                 6,573
   Accrued employee compensation                                             5,316                 3,594
   Insurance accruals                                                        4,422                 1,987
   Pension/OPEB accruals                                                     7,353                 6,928
   Restructuring reserves                                                    5,665                   321
   Promotional reserves                                                        867                 1,890
   Other                                                                     1,164                 2,071
                                                                        ----------             ---------
                                                                            35,507                25,453
                                                                        ----------             ---------
   Net deferred liabilities                                                 (6,200)              (22,962)
   Valuation allowance                                                      (1,409)               (5,550)
                                                                        ----------             ---------
     Total                                                              $   (7,609)            $ (28,512)
                                                                        ==========-            =========

During fiscal year 1999, the Company utilized the $5.5 million of net operating loss carryforwards ($1.9 million of tax). The benefits for these net operating losses had been recorded in previous years.

During fiscal year 1996, the Company sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. This sale and other sales resulted in a capital loss of $40.4 million ($15.7 million of tax). As of the date of sale, a full valuation allowance had been recorded against the capital loss carryforward as it was more likely than not that a tax benefit would not be realized. During fiscal year 1997, however, the Company disposed of its Finger Lakes Packaging subsidiary, its New York canned vegetable operation, and a distribution center in Georgia. During fiscal year 1998, a distribution center in Michigan was disposed of. During fiscal year 1999, the Company disposed of its aseptic and peanut butter businesses. As a result of these disposals, the Company utilized its capital loss carryforward of $13.7 million ($5.3 million of tax), $5.1 million ($2.0 million of tax), and $21.6 million ($8.4 million of tax) in fiscal 1999, 1998, and 1997, respectively. As of June 26, 1999, the Company does not have any remaining capital loss carryforward available. As the related valuation allowance was established in conjunction with the acquisition of the Company by Pro-Fac, the recognition of this capital loss carryforward reduced goodwill.

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

Pension cost for fiscal years ended 1999, 1998, and 1997 includes the following components:

(Dollars in Thousands)

                                                                                  Pension Benefits
                                                                  --------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  --------------------------------------------------
                                                                  June 26, 1999     June 27, 1998      June 28, 1997
                                                                  -------------     -------------      -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                         $ 101,504        $   86,775        $   87,674
   Service cost                                                          4,727             2,796             2,915
   Interest cost                                                         6,953             6,776             6,637
   Plan participants' contributions                                        242               168               279
   Amendments                                                                0                74                 0
   Actuarial loss/(gain)                                                 4,976            13,437            (2,171)
   Benefits paid                                                        (7,569)           (8,522)           (8,559)
                                                                     ----------       ----------        ----------
     Benefit obligation at end of period                               110,833           101,504            86,775
                                                                     ---------        ----------        ----------
Change in plan assets:
   Fair value of assets at beginning of period                         107,253            88,979            89,716
   Actual return on Plan assets                                          8,000            26,371             4,884
   Employer contribution                                                   257               257             2,659
   Plan participants' contributions                                        242               168               279
   Benefits paid                                                        (7,569)           (8,522)           (8,559)
                                                                     ---------        ----------        ----------
     Fair value of assets at end of period                             108,183           107,253            88,979
                                                                     ---------        ----------        ----------
Plan funded status:                                                     (2,650)            5,749             2,204
   Unrecognized prior service cost                                        (131)             (147)             (243)
   Unrecognized actuarial gain                                         (10,810)          (19,055)          (15,421)
   Union plans                                                             (31)             (106)             (122)
                                                                     ---------        ----------        ----------
     Accrued benefit liability prior to additional minimum liability   (13,622)          (13,559)          (13,582)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                           (14,385)          (14,167)          (13,997)
   Accumulated other comprehensive income                                  763               608               415
                                                                     ---------        ----------        ----------
     Net amount recognized                                           $ (13,622)       $  (13,559)       $  (13,582)
                                                                     =========-       ==========        ==========

Weighted-average assumptions:
   Discount rate                                                           7.0%              7.0%             8.0%
   Expected return on plan assets                                         10.0%             10.0%            10.0%
   Rate of compensation increase                                           4.5%              4.5%             4.5%

                                                                                  Pension Benefits
                                                                  --------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  --------------------------------------------------
                                                                  June 26, 1999     June 27, 1998      June 28, 1997
                                                                  -------------     -------------      -------------
Components of net periodic benefit cost:
   Service cost                                                       $ 4,727          $  2,796          $ 2,915
   Interest cost                                                        6,953             6,776            6,637
   Expected return on plan assets                                     (10,528)           (8,708)          (8,947)
   Amortization of prior service cost                                     (15)              (22)             (22)
   Amortization of gain                                                  (741)             (593)            (802)
   Union costs                                                             81                88               70
                                                                      -------          --------          -------
   Net periodic cost/(benefit)                                        $   477          $    337          $  (149)
                                                                      =======          ========          =======

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan which provides additional retirement benefits to two prior executives of the Company that retired prior to November 4, 1994.

On January 28, 1992, the Company adopted an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

                                       Supplemental Executive Retirement Plan                Excess Benefit Retirement Plan
                                   ---------------------------------------------    ----------------------------------------------
                                                 Fiscal Years Ended                              Fiscal  Years  Ended
                                   ---------------------------------------------    ----------------------------------------------
                                   June 26, 1999   June 27, 1998   June 28, 1997    June 26, 1999   June 27, 1998    June 28, 1997
                                   -------------   -------------   -------------    -------------   -------------    -------------
Projected benefit obligation          $ 1,895         $  1,939         $ 1,843         $  1,128         $   850        $     652
Accumulated benefit obligation          1,895            1,939           1,843              855             651              575
Plan assets                                 0                0               0                0               0                0

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

The plan's funded status was as follows:
(Dollars in Thousands)

                                                                                          Other Benefits
                                                                        ---------------------------------------------------
                                                                                        Fiscal Years Ended
                                                                        ---------------------------------------------------
                                                                        June 26, 1999     June 27, 1998       June 28, 1997
                                                                        -------------     -------------       -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                              $   2,758          $  2,604           $   2,695
   Service cost                                                                  90                 6                   8
   Interest cost                                                                250               198                 199
   Increase due to acquisition                                                2,065                 0                   0
   Actuarial loss                                                             1,932               322                  49
   Benefits paid                                                               (588)             (372)               (347)
                                                                          ---------          --------           ---------
     Benefit obligation at end of period                                      6,507             2,758               2,604
                                                                          ---------          --------           ---------
Change in plan assets:
   Fair value of assets at beginning of period                                    0                 0                   0
   Employer contribution                                                        588               372                 347
   Benefits paid                                                               (588)             (372)               (347)
                                                                          ---------          --------           ---------
     Fair value of assets at end of period                                        0                 0                   0
                                                                          ---------          --------           ---------
Plan funded status:                                                          (6,507)           (2,758)             (2,604)
   Unrecognized actuarial loss/(gain)                                         1,886               (46)               (378)
                                                                          ---------          --------           ----------
     Accrued benefit liability prior to additional minimum liability         (4,621)           (2,804)             (2,982)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                 (4,621)           (2,804)             (2,982)
                                                                          ---------          --------           ---------
     Net amount recognized                                                $  (4,621)         $ (2,804)          $  (2,982)
                                                                          =========          ========           =========

Weighted-average assumptions:
   Discount rate                                                                7.0%              7.0%               8.0%
   Expected return on plan assets                                                N/A                 N/A               N/A
   Rate of compensation increase                                                 N/A                 N/A               N/A

                                                                                          Other Benefits
                                                                        ---------------------------------------------------
                                                                        June 26, 1999     June 27, 1998       June 28, 1997
                                                                        ---------------------------------------------------
Components of net periodic benefit cost:
   Service cost                                                           $      90          $      6           $       8
   Interest cost                                                                250               198                 199
   Amortization of (gain)/loss                                                    0               (10)                (15)
                                                                          ---------          --------           ---------
   Net periodic benefit cost                                              $     340          $    194           $     192
                                                                          =========          ========           =========

For measurement purposes, a 9.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

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

                                                                     1-Percentage       1-Percentage
                                                                     Point Increase     Point Decrease
                                                                     --------------     --------------
Effect on total of service and interest cost components               $    14,513        $    (21,813)
Effect on postretirement benefit obligation                           $   337,985        $   (316,150)

Retirements Savings and Incentive Plan: Under the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the Plan if certain pre-established earnings goals are achieved. In addition, the Company contributes 401(k) matching contributions to the Plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 1999, 1998, and 1997 the Company allocated $888,000, $475,000, and
$500,000, respectively, in the form of matching contributions and $0, $400,000, and $400,000, respectively, in the form of incentive contributions for the benefit of its employees.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over each of the subsequent three years. The final value of the performance units is determined on the fourth anniversary of grant. The total units granted were 398,241 at $26.00 per unit, in 1999, 308,628 at $21.88 per unit in 1998, 176,278 at $25.04 per unit in 1997, and 248,511 at $13.38 per unit in 1996. Units forfeited include 9,418 at $21.88, 18,362 at $25.04, and 27,165 at $13.38. During fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.

NOTE 8.       OPERATING SEGMENTS

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management makes the majority of its operating decisions based upon the Company's significant product lines, the Company has elected to utilize significant product lines in determining its operating segments. The Company's four primary operating segments are as follows:
vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Veg-All, Freshlike, McKenzies, Brooks Chili Beans, Farman's and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Mathews, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)
                                                                                             Fiscal Years Ended
                                                                          --------------------------------------------------
                                                                          June 26, 1999      June 27, 1998     June 28, 1997
                                                                          -------------      -------------     -------------
Net Sales:
   Vegetables                                                              $     858.8         $    280.8       $   271.4
   Fruits                                                                        111.5              119.7           116.7
   Snacks                                                                         87.9               83.7            86.0
   Canned Meals                                                                   64.2               64.0            63.7
   Other                                                                          51.0               58.6            62.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                       1,173.4              606.8           600.4
   Businesses sold                                                                37.1              112.9           130.4
                                                                           -----------         ----------       ---------
       Total                                                               $   1,210.5         $    719.7       $   730.8
                                                                           ===========         ==========       =========

Operating income:
   Vegetables(1)                                                           $      49.4         $     15.8       $    12.0
   Fruits                                                                          8.7               19.0            17.4
   Snacks                                                                          3.5                7.4             7.7
   Canned Meals                                                                    6.7                7.8             6.9
   Other                                                                           2.6                0.6             1.2
                                                                           -----------         ----------       ---------
     Continuing segments operating income                                         70.9               50.6            45.2
   Corporate Overhead                                                             (2.9)              (8.8)          (10.5)
                                                                           -----------         ----------       --------
   Continuing operations                                                          68.0               41.8            34.7
   Businesses sold and other non-recurring                                         2.9               13.8            11.6
                                                                           -----------         ----------       ---------
       Subtotal                                                                   70.9               55.6            46.3
Gains on sale of assets                                                           64.7                0.0             3.6
Restructuring                                                                     (5.0)               0.0             0.0
                                                                           -----------         ----------       ---------
Operating income before dividing with Pro-Fac                                    130.6               55.6            49.9
Interest expense                                                                 (65.3)             (30.6)          (35.0)
Amortization of debt issue costs associated with the Bridge Facility              (5.5)               0.0             0.0
                                                                           -----------         ----------       ---------
Pretax income before dividing with Pro-Fac and before extraordinary
   item and cumulative effect of an accounting change                      $      59.8         $     25.0       $    14.9
                                                                           ===========         ==========       =========

Total Assets:
   Vegetables                                                              $     851.9         $    284.6       $   234.6
   Fruits                                                                         86.0               79.1            82.6
   Snacks                                                                         37.5               37.3            34.5
   Canned meals                                                                   43.8               45.3            47.8
   Other                                                                          40.3               43.3            51.5
                                                                           -----------         ----------       ---------
     Continuing segments                                                       1,059.5              489.6           451.0
Corporate                                                                         48.6               38.8            42.5
Businesses sold                                                                    1.1               37.9            48.1
Assets held for sale                                                               0.9                2.7             0.9
                                                                           -----------         ----------       ---------
       Total                                                               $   1,110.1         $    569.0       $   542.5
                                                                           ===========         ==========       =========

Depreciation expense:
   Vegetables                                                                     16.5                9.0            12.7
   Fruits                                                                          2.3                3.5             4.0
   Snacks                                                                          1.7                1.6             1.6
   Canned meals                                                                    1.2                1.0             1.0
   Other                                                                           1.0                1.4             1.3
                                                                           -----------         ----------       ---------
     Continuing segments                                                          22.7               16.5            20.6
Corporate                                                                          0.2                0.2             0.2
Businesses sold                                                                    0.9                1.3             1.9
                                                                           -----------         ----------       ---------
       Total                                                               $      23.8         $     18.0       $    22.7
                                                                           ===========         ==========       =========

Amortization Expense:
   Vegetables                                                              $       7.0         $      1.1       $     1.4
   Fruits                                                                          0.1                0.3             0.5
   Snacks                                                                          0.9                0.6             0.6
   Canned meals                                                                    0.7                0.8             0.8
   Other                                                                           0.6                0.6             0.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                           9.3                3.4             3.9
   Businesses sold                                                                 0.1                0.2             0.2
                                                                           -----------         ----------       ---------
       Total                                                               $       9.4         $      3.6       $     4.1
                                                                           ===========         ==========       =========


(Dollars in Millions)                                                                      Fiscal Years Ended
                                                                          --------------------------------------------------
                                                                          June 26, 1999      June 27, 1998     June 28, 1997
                                                                          -------------      -------------     -------------
Capital expenditures:
   Vegetables                                                              $      17.8         $      8.0       $    11.5
   Fruits                                                                          1.3                1.5             2.0
   Snacks                                                                          2.0                1.8             1.2
   Canned meals                                                                    0.6                0.5             0.5
   Other                                                                           0.3                0.4             0.2
                                                                           -----------         ----------       ---------
     Continuing segments                                                          22.0               12.2            15.4
   Businesses sold                                                                 0.1                1.9             1.5
                                                                           -----------         ----------       ---------
       Total                                                               $      22.1         $     14.1       $    16.9
                                                                           ===========         ==========       =========

(1) The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company of $2.8 million and $1.9 million in fiscal 1999 and fiscal 1998, respectively. See NOTE 3 to the "Notes to Consolidated Financial Statements" "Acquisitions and Disposals - Formation of New Sauerkraut Company."

NOTE 9.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the New Credit Facility. The covenants in the Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-K. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Thousands)

                                                                  Fiscal Year Ended
                                                -------------------------------------------------
                                                   June 26,            June 27,         June 28,
                                                   1999                   1998              1997
                                                -------------        -------------      ---------

Summarized Statement of Operations:
    Net sales/royalty income                      $  33,026             $ 12,086         $ 10,542
    Gross profit                                     23,641                5,123            4,554
    Income from continuing operations                20,732                1,002              910
    Net income                                       13,401                1,002              910

Summarized Balance Sheet:
    Current assets                                $   1,759             $  2,033
    Noncurrent assets                               217,684                7,129
    Current liabilities                               8,290                1,267

On March 2, 1999, the Company transferred trademarks valued at $212.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, the Company will be able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Company's Consolidated Statement of Operations.

NOTE 10.      SUBSEQUENT EVENTS AND OTHER MATTERS

Snyder of Berlin Facility Strike: In April 1999, approximately 160 workers at the Company's Snyder of Berlin facility, in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people. These employees returned to work in June 1999.

Arlington Canned Vegetable Facility Fire: In January 1999, a plant operated by the Company in Arlington, Minnesota, was damaged by fire. All material costs associated with the repairs and business interruption were covered under the Company's insurance policies.

Alton Warehouse: In January 1999, a warehouse owned by the Company in Alton, New York, was damaged when excessive snowfall caused the roof to collapse. All material costs associated with the repairs were covered under the Company's insurance policies.

Legal Matters: The Company is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Company are of the opinion that none of these legal actions will have a material effect on the financial position of the Company.

Commitments: The Company has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon the acquisition of Agrilink by Pro-Fac, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11 7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and
(ii) the number of directors who are also directors, members or affiliates of Pro-Fac. The New Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Company.

                                       Year of
      Name                              Birth                               Positions
-------------------                 -------------    -----------------------------------------------------------
Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

William D. Rice                         1934         Senior Vice President Strategic Development and Secretary

Earl L. Powers                          1944         Executive Vice President and Chief Financial Officer

Stephen R. Wright                       1947         Executive Vice President Agriculture

David M. Mehalick                       1956         Vice President and Legal Counsel

Robert V. Call, Jr.(2)                  1926         Director and Chairman of the Board

Bruce R. Fox(2)                         1947         Director

Cornelius D. Harrington, Jr.(3)         1927         Director

Steven D. Koinzan(2)                    1948         Director

Walter F. Payne(3)                      1936         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M. Mullen has been the President and Chief Executive Officer since January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, the Popcorn Institute, United Way of Greater Rochester, Genesee Valley American Heart Association, and the Rochester Institute of Technology School of Food, Hotel and Travel Management's National Advisory Board.

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

Earl L. Powers has been Executive Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, Curtice Burns Foods from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of the Company from November 1994 and Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

David M. Mehalick joined the company May 1, 1999 as Vice President and General Counsel. Prior to employment with the Company, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

Robert V. Call, Jr. has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink. Mr. Call had been a Director of the predecessor entity since 1986 until completion of the Pro-Fac acquisition of Agrilink (at which time he resigned and was reappointed). He has been a Director of Pro-Fac since 1962. He was President of Pro-Fac from 1986 to March 27, 1995, having served as Treasurer from 1973 to 1984. He has been a member of Pro-Fac since 1961. He is a vegetable, fruit and grain farmer (My-T Acres, Inc., Batavia, NY).

Bruce R. Fox has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

Cornelius D. Harrington, prior to his retirement, was President of the Bank of New England-West in Springfield, MA or a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield since January 1994.

Steven D. Koinzan has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

Walter F. Payne has been a Director of the Company since January 1996 and President and Chief Executive Officer of Blue Diamond Growers since 1992. He held various positions at Blue Diamond Growers between 1973 and 1992. He is currently on the Board of Directors of the Almond Board of California and the International Nut Council, and the National Council of Farmer Cooperatives, and a member of the Board of Trustees for the Graduate Institute of Cooperative Leadership.

Frank M. Stotz has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the Rochester office of Price Waterhouse. Mr. Stotz serves on the Board of The Automobile Club of Rochester.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Company, earned during fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997 (collectively, the "Named Executive Officers").


Executive Compensation
Summary Compensation Table

                                                                                                                        RSIP/
                                                                                                                      Matching
                                                                                                                    Contributions
                                                                                          Annual                      Deferred
                                                                                      Compensation(1)                  Profit
Name and Principal Position                                       Year           Salary          Bonus(2)              Sharing
---------------------------                                       -----         -------------------------              --------
Dennis M. Mullen -                                                 1999         $500,000         $       0             $  4,241
   President and Chief Executive Officer and Director              1998         $432,256         $ 216,000             $  7,783
                                                                   1997         $349,181         $ 210,000             $  8,013

William D. Rice -                                                  1999         $271,014         $       0             $  4,781
   Senior Vice President Strategic Development and Secretary       1998         $273,342         $ 100,000             $  5,019
                                                                   1997         $259,422         $ 107,000             $  5,990

Earl L. Powers                                                     1999         $260,096         $       0             $  5,124
   Executive Vice President Finance and Chief Financial Officer    1998         $239,327         $ 140,000             $  7,106
                                                                   1997         $187,179         $ 107,000             $  4,492

Stephen R. Wright                                                  1999         $205,999         $       0             $  3,762
   Executive Vice President Agriculture                            1998         $200,154         $ 100,000             $  5,446
                                                                   1997         $180,043         $  80,000             $  4,321

David M. Mehalick(3)                                               1999         $36,923          $       0             $      0
   Vice President and Legal Counsel


(1) No Named Executive Officer has received personal benefits during the period in excess of the lesser of $50,000 or 10 percent of annual salary.

(2) Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ("Pro-Fac").

(3)  Mr. Mehalick's employment with the Company began May 1, 1999.

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                              Estimated Future Payouts
                                   (b)                              (c)                   Under Non-Stock Price Based Plans
                                                                                        --------------------------------------
                             Number of Shares              Performance or Other                (d)                     (e)
        (a)                   Units or Other             Period Until Maturation             Threshold                Target
        Name                 Rights Granted (1)                   or Payout                  ($ or #)              ($ or #)(2)
-----------------            ------------------          -----------------------        --------------------------------------
Dennis M. Mullen                   82,850                      6/23/2003                       $0                           $0
William D. Rice                    34,078                      6/23/2003                       $0                           $0
Earl L. Powers                     34,176                      6/23/2003                       $0                           $0
Stephen R. Wright                  22,403                      6/23/2003                       $0                           $0
David M. Mehalick                  27,838                      6/23/2003                       $0                           $0

(1) On June 23, 1999, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1999 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 23, 1999 grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1999 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1999 performance, no payouts will be made from the plan relative to the options granted on June 23, 1999.

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

The approximate number of years of Plan participation under the Company's Pension Plan as of June 26, 1999, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-9, William D. Rice-28, Earl L. Powers-8, Stephen R. Wright-25, and David M. Mehalick-0.

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

                                                         Pension Plan Table

                                                                Years of Plan Participation
                    Final            ------------------------------------------------------------------------------
                 Average Pay              15              20                25               30                35
                 -----------         ------------    -------------     -------------    -------------     ---------
                  $  125,000         $ 21,699        $  28,394         $  34,950        $  41,660         $  48,545
                     150,000           26,949           35,394            43,700           52,160            60,795
                     175,000           32,199           42,394            52,450           62,660            73,045
                     200,000           37,449           49,394            61,200           73,160            85,295
                     225,000           42,699           56,394            69,950           83,660            97,545
                     250,000           47,949           63,394            78,700           94,160           109,795
                     275,000           53,199           70,394            87,450          104,660           122,045
                     300,000           58,449           77,394            96,200          115,160           134,295
                     325,000           63,699           84,394           104,950          125,660           146,545
                     350,000           68,949           91,394           113,700          136,160           158,795
                     375,000           74,199           98,394           122,450          146,660           171,045
                     400,000           79,449          105,394           131,200          157,160           183,295

Termination Protection Provisions: The Company has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement. In addition, this agreement provides Mr. Mullen with a retention bonus in an amount equal to one year of his base salary as of September 1, 1998 if he continues to provide services to Agrilink through August 31, 2000 in accordance to the reasonable terms and conditions of his employment.

Directors' Compensation: In fiscal 1999, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. The Pro-Fac President receives an annual stipend of $12,000 per year, plus $400 per day for attending Board or Committee meetings. In fiscal 1999, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued a fixed amount of $24,700 for Mr. Call as Chairman of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes all transactions were on terms no less favorable to the Company than could have been reached with unaffiliated third parties.

Borrowings by Pro-Fac: The New Credit Facility and Senior Subordinated Notes - 11 7/8 Percent (due 2008) permit the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the New Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated
Notes - 11 7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its past lending arrangements with CoBank, which is a cooperative, the Company made investments in the bank. The Company made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the bank's capital needs, of its interest paid to the bank and (ii) a patronage rebate on interest paid to the bank based on the bank's earnings, which is paid in cash and capital certificates. As of June 26, 1999, the amount of the Company's investment in the Bank was approximately $22.1 million.

During fiscal 1999, the Company repaid all outstanding obligations due CoBank. In conjunction with the operating policy of CoBank, the Company's investment will be liquidated over a five-year period.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1999, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink for the following aggregate amounts:

(Dollars in Thousands)

                                                                      RELATIONSHIP                             GROSS PURCHASES
            NAME                                                       TO PRO-FAC                               IN FISCAL 1999
------------------------------                                      -----------------------                 ----------------------
                                                                                                            (Dollars in Thousands)
Dale E. Burmeister................................................   Director                                      $   284
Robert V. Call, Jr................................................   Director                                      $ 3,795
Glen Lee Chase....................................................   Director                                      $   155
Tom R. Croner.....................................................   Director and Secretary                        $    78
Kenneth A. Dahlstedt..............................................   Director                                      $   238
Robert DeBadts....................................................   Director                                      $   489
Bruce R. Fox......................................................   Director and President                        $ 1,226
Steven D. Koinzan.................................................   Director and Treasurer                        $   532
Kenneth A. Mattingly..............................................   Director                                      $ 1,417
Allan W. Overhiser................................................   Director                                      $    48
Paul E. Roe.......................................................   Director                                      $ 1,063
Darell Sarff......................................................   Director                                      $   187


                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on October 15, 1999, at an annual cost of approximately $130,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

        ITEM                                                                                                              Page
---------------------                                                                                                    ------
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   24
   Report of Independent Accountants.....................................................................................   25
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Accumulated Deficit for the years ended
       June 26, 1999, June 27, 1998, and June 28, 1997...................................................................   26
     Consolidated Balance Sheet at June 26, 1999 and June 27, 1998.......................................................   27
     Consolidated Statement of Cash Flows for the years ended June 26, 1999, June 27, 1998, and June 28, 1997............   28
     Notes to Consolidated Financial Statements..........................................................................   30

         (2) The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                    SCHEDULE II
Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 26, 1999

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                            June 26, 1999   June 27, 1998      June 28, 1997
                                                            -------------   -------------      -------------
         Allowance for doubtful accounts
           Balance at beginning of period                   $    774,000    $     970,000      $    836,000
           Additions charged to expense                          208,000           17,000           446,000
           Deductions                                           (280,000)        (213,000)         (312,000)
           Increase due to acquisition*                          500,000                0                 0
                                                            ------------    -------------      ------------
           Balance at end of period                         $  1,202,000    $     774,000      $    970,000
                                                            ============    =============      ============

         Inventory reserve**
           Balance at beginning of period                   $    391,000    $     362,000      $    485,000
           Net change                                            290,000           29,000          (123,000)
           Increase due to acquisition                         2,096,000                0                 0
                                                            ------------    -------------      ------------
           Balance at end of period                         $  2,777,000    $     391,000      $    362,000
                                                            ============    =============      ============

         Tax valuation allowance***
           Balance at beginning of period                   $  5,550,000    $   6,212,000      $ 17,983,000
           Net change                                         (4,141,000)        (662,000)      (11,771,000)
                                                            ------------    -------------      ------------
           Balance at end of period                         $  1,409,000    $   5,550,000      $  6,212,000
                                                            ============    =============      ============

*    Represents the balance acquired in conjunction with the DFVC Acquisition.


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

     (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


(b) Reports on Form 8-K:


    No reports on Form 8-K were filed in the fourth quarter of fiscal 1999.


(c) EXHIBITS:

                Exhibit
                Number                                              Description
                --------     ---------------------------------------------------------------------------------------------
                 3.3(7)      Certificate of Incorporation of Agrilink.

                 3.4(3)      Bylaws of Agrilink.

                 3.5(7)      Certificate of Amendment of the Certificate of Incorporation

                 4.1(10)     Indenture, dated as of November 18, 1998, between
                             Agrilink Foods, Inc., the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc. as
                             Trustee.

                 4.2(10)     Form of 11 7/8 Percent Senior Subordinated Notes due 2008 (included as Exhibit B to Exhibit 4.1).

                 4.3(2)      Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder
                             Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink 12.25 percent Senior Subordinated Notes due 2005
                             (the "Notes").

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

                10.10(2)     Master Salaried Retirement Plan, as amended.

                10.11(2)     Non-Qualified Profit Sharing Plan, as amended.

                10.12(2)     Excess Benefit Retirement Plan.

                10.13        Salary Continuation Agreement - Dennis M. Mullen.

                10.15(1)     Second Amendment to Non-Qualified Profit Sharing Plan.

                10.18(4)     Equity Value Plan Adopted on June 24, 1996.

                10.21(6)     OnSite Services Agreement with Systems & Computer Technology.

                10.22(6)     Raw Product Supply Agreement with Seneca Foods Corporation.

                10.23(6)     Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

                10.25(8)     Second Supplemental Indenture Dated November 10, 1997

                10.26        Third Supplemental Indenture dated September 24, 1998.

                10.27(9)     Credit Agreement among Agrilink Foods, Inc., Pro-Fac Cooperative, Inc., and Harris Trust and
                             Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated September 23, 1998.

                10.29(9)     Subordinated Promissory Note among Agrilink Foods, Inc. and Dean Foods Company, dated as of
                             September 23, 1998.

                10.30(11)    Service Agreement among Agrilink Foods, Inc., and PF Acquisition II, Inc., dated as of
                             February 22, 1999.

(c) EXHIBITS (Continued):

                Exhibit
                Number                                                          Description
                ---------    ------------------------------------------------------------------------------------------------------
                10.31(11)    Amendment to Marketing and Facilitation Agreement between Agrilink Foods, Inc. and Pro-Fac dated
                             September 23, 1998.

                18(5)        Accountant's Report Regarding Change in Accounting Method

                21.1         List of Subsidiaries.

                27           Financial Data Schedule.

                99.1         Pro-Fac Cooperative, Inc. financial statements.


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

  (3) Incorporated by reference from the Registrant's 1995 Annual Report on Form 10-K.

  (4) Incorporated by reference from the Registrant's 1996 Annual Report on Form 10-K.

  (5) Incorporated by reference from the Registrant's 1997 First Quarter Report on Form 10-Q.

  (6)  Incorporated by reference from Registrant's 1997 Annual Report on
       Form 10-K.

  (7) Incorporated by reference from Registrant's Fiscal 1998 First Quarter Report on Form 10-Q.

  (8) Incorporated by reference from Registrant's Fiscal 1998 Annual Report on Form 10-K.

  (9) Incorporated by reference from Registrant's fiscal 1999 First Quarter Report on Form 10-Q.

 (10) Incorporated by reference from Registration Statement No. 333-70143, as amended.

 (11) Incorporated by reference from Registrant's fiscal 1999 Third Quarter Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                           AGRILINK FOODS, INC.



Date:    September 20, 1999                                  By:      /s/ Earl L. Powers
         -------------------------------                         ----------------------------------------
                                                                          Earl L. Powers
                                                                 Executive Vice President Finance and
                                                                      Chief Financial Officer
                                                                    (Principal Financial Officer
                                                                  and Principal Accounting Officer)



                                POWER OF ATTORNEY



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Mullen and Earl L. Powers, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                                           TITLE                                DATE
----------------------------------------------------------             -------------------------------            ---------------
/s/ Robert V. Call, Jr.                                                Chairman of the Board; Director            August 18, 1999
----------------------------------------------------------                                                        ---------------
   (ROBERT V. CALL, JR.)



/s/ Bruce R. Fox                                                       Director                                   August 18, 1999
----------------------------------------------------------                                                        ---------------
  (BRUCE R. FOX)



/s/ Cornelius D. Harrington                                            Director                                   August 18, 1999
----------------------------------------------------------                                                        ---------------
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan                                                  Director                                   August 18, 1999
----------------------------------------------------------                                                        ---------------
   (STEVEN D. KOINZAN)



/s/ Walter F. Payne                                                    Director                                   August 18, 1999
----------------------------------------------------------                                                        ---------------
   (WALTER F. PAYNE)



/s/ Frank M. Stotz                                                     Director                                   August 18, 1999
----------------------------------------------------------                                                        ---------------
   (FRANK M. STOTZ)



/s/ Dennis M. Mullen                                                   President and Chief Executive Officer      August 18, 1999
----------------------------------------------------------             and Director                               ---------------
   (DENNIS M. MULLEN)                                                  (Principal Executive Officer)



  /s/ Earl L. Powers                                                   Executive Vice President Finance and       August 18, 1999
----------------------------------------------------------             Chief Financial Officer                    ---------------
   (EARL L. POWERS)                                                    (Principal Financial Officer
                                                                       and Principal Accounting Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.............................   'SS'