Form 10-Q
period 1999-09-25
AGRILINK FOODS INC
filed 1999-11-08
CIK 26285

Page 1 of 17 Pages


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q



   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1999.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations
(Dollars in Thousands)

                                                                                                         Quarter Ended
                                                                                               September 25,         September 26,
                                                                                                      1999                  1998

Net sales                                                                                        $ 278,186              $182,579
Cost of sales                                                                                     (197,355)             (135,882)
                                                                                                 ---------              ---------
Gross profit                                                                                        80,831                46,697
Selling, administrative, and general expenses                                                      (60,550)              (34,867)
Income from Great Lakes Kraut Company                                                                  491                   636
Gain on sale of aseptic operations                                                                       0                64,202
                                                                                                 ---------             ---------
Operating income before dividing with Pro-Fac                                                       20,772                76,668
Interest expense                                                                                   (19,323)               (8,336)
                                                                                                 ---------             ---------
Pretax income before dividing with Pro-Fac and before extraordinary item                             1,449                68,332
Pro-Fac share of income before extraordinary item                                                     (724)               (5,658)
                                                                                                 ---------             ---------
Income before taxes and before extraordinary item                                                      725                62,674
Tax provision                                                                                         (309)              (24,334)
                                                                                                 ---------             ---------
Income before extraordinary item                                                                       416                38,340
Extraordinary item relating to the early extinguishment of debt                                          0               (16,366)
 (net of income taxes and after dividing with Pro-Fac)
                                                                                                 ---------             ---------

Net Income                                                                                       $     416             $  21,974
                                                                                                 =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                                                     September 25,          June 26,   September 26,
                                                                                         1999                 1999         1998

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $   10,831        $   6,540       $   9,057
   Accounts receivable trade, net                                                         106,871           81,430         105,374
   Accounts receivable, other                                                              14,396            6,184          23,038
   Income taxes refundable                                                                  2,880            9,360               0
   Current deferred tax asset                                                              15,565           15,565          13,129
   Inventories -
     Finished goods                                                                       345,877          247,389         349,451
     Raw materials and supplies                                                            74,077           46,181          45,829
                                                                                       ----------        ---------       ---------
       Total inventories                                                                  419,954          293,570         395,280
                                                                                       ----------        ---------       ---------
   Current investment in CoBank                                                             1,602            2,403           1,330
   Prepaid manufacturing expense                                                              114           18,217              98
   Prepaid expenses and other current assets                                               21,327           17,989          17,288
                                                                                       ----------        ---------       ---------
       Total current assets                                                               593,540          451,258         564,594
Investment in CoBank                                                                       19,693           19,693          22,377
Investment in Great Lakes Kraut Company                                                     7,170            6,679           7,223
Property, plant and equipment, net                                                        337,278          339,753         317,025
Assets held for sale at net realizable value                                                1,172              890           2,711
Goodwill and other intangible assets, net                                                 262,059          260,733         321,022
Other assets                                                                               21,556           21,655          24,418
Note receivable due from Pro-Fac                                                            9,400            9,400           9,400
                                                                                       ----------        ---------       ---------
       Total assets                                                                    $1,251,868        $1,110,061      $1,268,770
                                                                                       ==========        ==========      ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                       $  126,800        $  18,900       $  94,000
   Current portion of obligations under capital leases                                        208              208             256
   Current portion of long-term debt                                                       16,580            8,670           1,023
   Accounts payable                                                                       108,007          103,615          96,478
   Income taxes payable                                                                         0                0          12,420
   Accrued interest                                                                        11,059            5,476             690
   Accrued employee compensation                                                           13,555           13,717          14,329
   Other accrued expenses                                                                  76,230           60,242          96,209
   Current liability due to Pro-Fac                                                        22,861           15,067          27,254
                                                                                       ----------        ---------       ---------
       Total current liabilities                                                          375,300          225,895         342,659
Obligations under capital leases                                                              568              568             503
Long-term debt                                                                            660,640          668,316         687,087
Deferred income tax liabilities                                                            23,174           23,174          35,341
Other non-current liabilities                                                              27,886           28,224          26,626
                                                                                       ----------        ---------       ---------
       Total liabilities                                                                1,087,568          946,177       1,092,216
                                                                                       ----------        ---------       ---------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                                0                0               0
Additional paid-in capital                                                                167,071          167,071         167,071
Accumulated (deficit)/retained earnings                                                    (2,008)          (2,424)         10,096
Accumulated other comprehensive income:
   Minimum pension liability adjustment                                                      (763)            (763)           (608)
   Cumulative foreign currency adjustment                                                       0                0              (5)
                                                                                       ----------        ---------       ---------
       Total shareholder's equity                                                         164,300          163,884         176,554
                                                                                       ----------        ---------       ---------
       Total liabilities and shareholder's equity                                      $1,251,868        $1,110,061      $1,268,770
                                                                                       ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                                                                                           Quarter Ended
                                                                                                   September 25,      September 26,
                                                                                                        1999              1998
                                                                                                 ------------------   -------------
Cash Flows From Operating Activities:
   Net income                                                                                      $      416           $   21,974
   Adjustments to reconcile net income to net cash used in operating activities -
     Extraordinary item relating to the early extinguishment of debt (net of income taxes and
       after dividing with Pro-Fac)                                                                         0               16,366
     Gain on sale of aseptic operations                                                                    (0)             (64,202)
     Depreciation                                                                                       7,446                4,385
     Amortization of goodwill and other intangibles                                                     2,105                  926
     Amortization of debt issue costs and discount on subordinated promissory note                      1,025                  200
     Equity in undistributed earnings of Great Lakes Kraut Company                                       (491)                (636)
     Change in assets and liabilities:
       Accounts receivable                                                                            (33,653)             (40,670)
       Inventories                                                                                   (108,281)             (63,732)
       Income taxes refundable/(payable)                                                                6,480               18,940
       Accounts payable and other accrued expenses                                                     25,454              (13,163)
       Due to Pro-Fac                                                                                   7,799               12,870
       Other assets and liabilities                                                                    (4,219)              (3,026)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (95,919)            (109,768)
                                                                                                   ----------             --------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                           (8,314)              (4,094)
   Proceeds from disposals                                                                                273               83,000
   Proceeds from investment in CoBank                                                                     801                  664
   Cash paid for acquisitions                                                                               0             (442,918)
                                                                                                   ----------           ----------
Net cash used in investing activities                                                                  (7,240)            (363,348)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Proceeds from issuance of short-term debt                                                          107,900              177,000
   Repayment of short-term debt                                                                             0              (83,000)
   Proceeds from issuance of long-term debt                                                                 0              677,100
   Payments on long-term debt                                                                            (450)            (276,450)
   Cash paid for debt issuance costs                                                                        0              (17,523)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                             107,450              477,127
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                 4,291                4,011
Cash and cash equivalents at beginning of period                                                        6,540                5,046
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $   10,831           $    9,057
                                                                                                   ==========           ==========



(Table continued on next page)

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

(Table continued from previous page)

                                                                                                                 Quarter Ended
                                                                                                 September 25,        September 26,
                                                                                                        1999                1998
                                                                                                 ------------------   -------------
Supplemental disclosure of cash flow information:
   Acquisition of Dean Foods Vegetable Company -
     Accounts receivable                                                                                               $   24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                       ----------
                                                                                                                       $  440,605
                                                                                                                       ==========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                               $      420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                       ----------
                                                                                                                       $    2,313
                                                                                                                       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

Agrilink Foods, Inc. (the "Company" or "Agrilink"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the Cooperative").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 26, 1999.

Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1999 have been reclassified to conform with the current presentation.

NOTE 2.       ACQUISITIONS

Dean Foods Vegetable Company: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Subordinated Promissory Note"), as consideration for the DFVC Acquisition. The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

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

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and the acquired Dean Foods Vegetable Company as if the acquisition had occurred at the beginning of the 1999 fiscal year.

                                                          Three Months Ended
                                                          September 26, 1998
Net sales                                                     $ 279.7
Income before extraordinary item                              $  28.2
Net income                                                    $  11.8

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for additional depreciation expense and amortization and interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the 1999 fiscal year, or of the future operations of the consolidated entities.

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

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Subordinated Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Subordinated Bridge Facility was repaid during November of 1998 principally with the proceeds from the issuance of Senior Subordinated Notes ("the New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum. Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

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

Amounts received by Pro-Fac from Agrilink for the three months ended September 25, 1999 and September 26, 1998 include: commercial market value of crops delivered, $53.3 million and $44.3 million, respectively; and additional proceeds from profit sharing provisions, $0.7 million and $4.0 million, respectively.

NOTE 4.       DEBT

Summary of Long-Term Debt:

                                   September 25,    June 26,   September 26,
                                       1999          1999          1998

Term Loan Facility                  $  446,400    $  446,600    $ 455,000
Senior Subordinated Notes              200,015       200,015           15
Subordinated Promissory Note            24,056        23,372       23,372
Subordinated Bridge Facility                 0             0      200,000
Other                                    6,749         6,999        9,723
                                    ----------    ----------    ---------
Total Debt                             677,220       676,986      688,110
Less Current Portion                   (16,580)       (8,670)      (1,023)
                                    ----------    ----------    ---------
Total Long-Term Debt                $  660,640    $  668,316    $ 687,087
                                    ==========    ==========    =========

NOTE 5.       OTHER MATTERS

Sale of Canned Vegetable Business: On September 15, 1999, Agrilink and Seneca Foods Corporation announced they are in negotiation regarding the purchase by Seneca of Agrilink's Midwest, private label, canned vegetable business. The transaction will include reciprocal copacking agreements. The parties are working toward finalizing the agreement by mid November. This transaction does not include Agrilink's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss is anticipated on this sale.


Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $1.9 million has been liquidated, and the remaining termination benefits will be liquidated during fiscal 2000.

NOTE 6.       OPERATING SEGMENTS

The Company is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                                                      Quarter Ended
                                                                            September 25, 1999     September 26, 1998
                                                                            ------------------     ------------------
Net Sales:
   Vegetables                                                                  $    182.3            $     78.8
   Fruits                                                                            23.3                  25.1
   Snacks                                                                            21.4                  21.8
   Canned Meals                                                                      16.6                  14.8
   Other                                                                             14.7                  13.4
                                                                               ----------            ----------
     Continuing segments                                                            258.3                 153.9
   Businesses sold or to be sold1                                                    19.9                  28.7
                                                                               ----------            ----------
       Total                                                                   $    278.2            $    182.6
                                                                               ==========            ==========

Operating income:
   Vegetables2                                                                 $     13.7            $      3.4
   Fruits                                                                             3.3                   2.2
   Snacks                                                                             1.5                   2.0
   Canned Meals                                                                       1.9                   1.4
   Other                                                                              0.9                   0.0
                                                                               ----------            ----------
     Continuing segments                                                             21.3                   9.0
   Businesses sold or to be sold1                                                    (0.5)                  3.5
                                                                               ----------            ----------
       Subtotal                                                                      20.8                  12.5
Gain on sale of aseptic operations                                                    0.0                  64.2
                                                                               ----------            ----------
Operating income before dividing with Pro-Fac                                        20.8                  76.7
Interest expense                                                                    (19.3)                 (8.4)
                                                                               ----------            ----------
Pretax income before dividing with Pro-Fac and before extraordinary item       $      1.5            $     68.3
                                                                               ==========            ==========

1  Includes the private label canned vegetable business to be sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2  The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company of $0.5 million and $0.6 million in fiscal 2000 and fiscal 1999, respectively.

NOTE 7.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11-7/8 percent Senior Subordinated Notes due 2008 ("New Notes") and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Full  financial  statements  of Pro-Fac are  included as an Exhibit to this Form
10-Q. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)
                                                Quarter Ended
                                        September 25,    September 26,
                                         1999                1998
                                       -------------     --------------

Summarized Statement of Operations:
    Net sales                             $ 18,262         $  3,331
    Gross profit                            14,384            1,561
    Income from continuing operations       14,132              610
    Net income                               9,186              396

Summarized Balance Sheet:
    Current assets                        $  2,511         $  2,097
    Noncurrent assets                      215,813            7,080
    Current liabilities                      5,583              758

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the first quarter of fiscal 2000 versus fiscal 1999.

Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary product lines: Vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within the "other" category include Bernstein's and Nalley.

The following tables illustrate the results of operations by product line for the three-month period ended September 25, 1999 and September 26, 1998.

EBITDA1, 2
(Dollars in Millions)
                                              Quarter Ended
                                    September 25,         September 26,
                                        1999                  1998
                                             % of                    % of
                                    $        Total         $         Total
                                 ------      -----      -------      ------

Vegetables                       $ 20.6       67.9%     $   5.9       33.1%
Fruits                              3.7       12.2          2.7       15.2
Snacks                              2.4        7.9          2.7       15.2
Canned Meals                        2.3        7.5          1.9       10.7
Other                               1.4        4.6          0.4        2.2
                                 ------      -----      -------      -----
     Continuing segments           30.4      100.1         13.6       76.4
Businesses sold or to be sold3     (0.1)      (0.1)         4.2       23.6
                                 ------      -----      -------      ------
     Total                       $ 30.3      100.0%     $  17.8      100.0%
                                 ======      =====      =======      ======

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before extraordinary item, interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Excludes the gain on sale of aseptic operations. See NOTE 2 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the private label canned vegetable business to be sold in fiscal 2000 and the operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                             Quarter Ended
                                 September 25,          September 26,
                                       1999                  1998
                               -------------------     ------------------
                                            % of                   % of
                                   $        Total          $        Total
                               ----------  --------    ----------  ------

Vegetables                      $182.3       65.5%     $  78.8        43.2%
Fruits                            23.3        8.4         25.1        13.8
Snacks                            21.4        7.7         21.8        11.9
Canned Meals                      16.6        5.9         14.8         8.1
Other                             14.7        5.3         13.4         7.3
                                ------      -----      -------      ------
     Continuing segments         258.3       92.8        153.9        84.3
Businesses sold or to be sold1    19.9        7.2         28.7        15.7
                                ------      -----      -------      ------
     Total                      $278.2      100.0%     $ 182.6       100.0%
                                ======      =====      =======      ======

1 Represents net sales of the private label canned vegetable business to be sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                             Quarter Ended
                               September 25,              September 26,
                                   1999                       1998
                               -------------------     ------------------
                                            % of                     % of
                                   $        Total          $         Total
                                ------      ------     -------       -----

Vegetables                      $ 13.7       65.9%     $   3.4        27.2%
Fruits                             3.3       15.9          2.2        17.6
Snacks                             1.5        7.2          2.0        16.0
Canned Meals                       1.9        9.1          1.4        11.2
Other                              0.9        4.3          0.0         0.0
                                ------      -----      -------       -----
     Continuing segments          21.3      102.4          9.0        72.0
Businesses sold or to be sold2    (0.5)      (2.4)         3.5        28.0
                                ------      -----      -------       -----
     Total                      $ 20.8      100.0%     $  12.5       100.0%
                                ======      =====      =======       =====

1 Excludes the gain on sale of aseptic operations. See NOTE 2 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business to be sold in fiscal 2000 and operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM FIRST QUARTER FISCAL 2000 TO FIRST QUARTER FISCAL 1999

The net income for the first quarter of fiscal 2000 of $0.4 million represents a $21.6 million decrease as compared to the first quarter of fiscal 1999 net income of $22.0 million. Comparability of net income is, however, difficult because the results of the first quarter of fiscal 1999 were impacted by the gain on sale of aseptic operations and an extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results have been impacted by an increase in interest associated with the acquisition of DFVC on September 24, 1998. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 11, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $16.8 million, or 123.5 percent, to $30.4 million in the first quarter of the current fiscal year from $13.6 million in the first quarter of the prior fiscal year.

The vegetable product line accounts for $14.7 million of the increase in EBITDA from continuing segments and is primarily attributable to the DFVC Acquisition. While this operating segment has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category has been negatively impacted by market conditions within the frozen private label segment as a result of lower demand.

The Company's fruit product line showed an improvement of $1.0 million due to the inclusion in the first quarter of fiscal 1999 results of $0.8 million of costs associated with a new product launch.

The snack segment was negatively impacted by competitive pricing within the popcorn product line as a result of an increase in production from foreign countries, such as Argentina.

Canned meals increased $0.4 million primarily due to improvements in volume within the chili category.

The other product line showed improvements of $1.0 million due to reductions in various cost components within the dressing category.

Net Sales: Total net sales for the quarter increased $95.6 million, or 52.4 percent, to $278.2 million in the first quarter of fiscal 2000 from $182.6 million in the first quarter of fiscal 1999. Excluding businesses sold or to be sold, net sales increased by $104.4 million to $258.3 million in the first quarter of fiscal 2000 from $153.9 million in the first quarter of fiscal 1999. This change is attributable to an increase of $103.5 million within the vegetable product line primarily as a result of the DFVC Acquisition. The Birds Eye,

Freshlike, and Veg-All brands accounted for incremental sales of $86.2 million while the remaining increase was attributable to private label and food service sales associated with the DFVC Acquisition.

Net sales for the fruit product line decreased $1.8 million in the first quarter of fiscal 2000 to $23.3 million from $25.1 million in the first quarter of fiscal 1999 primarily as a result of decreased volume within the private label apple sauce and pie filling categories.

Canned meals increased $1.8 million primarily attributable to improvements in volume within the chili category and the introduction of "Meals for Now," a ready-to-eat, canned meal product, sold under the Nalley label.

The  other  category,  which  primarily  represents  dressings,   showed  modest
improvements.

Operating Income: Excluding the impact of businesses sold or to be sold and the gain on sale of aseptic operations, operating income increased from $9.0 million in the first quarter of fiscal 1999 to $21.3 million in the first quarter of fiscal 2000. This represents an improvement of $12.3 million or 136.7 percent.

Vegetables showed improvements of $10.3 million or 302.9 percent. The change is primarily attributable to the inclusion of the operations acquired with the DFVC Acquisition. Branded products associated with the DFVC Acquisition accounted for $9.7 million of the increase.

The Company's fruit category showed an improvement of $1.1 million due to the inclusion in the first quarter of fiscal 1999 of $0.8 million of costs associated with a new product launch.

Snacks showed a decline of $0.5 million from $2.0 million in the first quarter of fiscal 1999 to $1.5 million in the first quarter of fiscal 2000. As highlighted above, the decline resulted from competitive pressures within the popcorn category.

Canned  meals  showed  an  increase  of  $0.5  million  due   primarily  to  the
improvements in volume within the chili category highlighted above.

The other product category showed improvements due to reductions in various cost components within the dressing category.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $25.7 million as compared with the first quarter of the prior fiscal year. The increase is primarily attributable to the DFVC Acquisition and therefore the overall increase of the Company's size.

Gain on Sale of Aseptic Operations: In conjunction with the DFVC Acquisition, the Company sold its aseptic operation to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser.

Income from Great Lakes Kraut LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first quarter of fiscal 2000 compared with the prior year.

Interest Expense: Interest expense increased $11.0 million to $19.3 million in the first quarter of fiscal 2000 from $8.3 million in the first quarter of fiscal 1999. This increase is associated with additional debt to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Company's size.

Pro-Fac Share of Income Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

In fiscal 2000, it is currently estimated that 90 percent of earnings on patronage products will exceed 50 percent of all pretax earnings of the Company; accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

Due to the recognition of the gain on the sale of the aseptic operations, the Pro-Fac share of earnings was recorded at 90 percent of the earnings on patronage products in the first quarter of fiscal 1999.

Tax Provision: The provision for taxes decreased $24.0 million to $0.3 million in the first quarter of fiscal 2000 from $24.3 million in the first quarter of fiscal 1999. Of this decrease, $25.0 million is attributable to the provision in the first quarter of fiscal 1999 associated with the gain on sale of the aseptic operations. The remaining variance was impacted by the change in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, the Company refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Net cash used in operating activities decreased $13.8 million over the first quarter of the prior fiscal year. This decrease primarily results from variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances offset by an increase in inventories due to the harvesting of crops and related production activities during this time.

Net cash used in investing activities in the first quarter of fiscal 1999 was impacted by the DFVC Acquisition and the sale of the aseptic operations. The purchase of property, plant and equipment increased $4.2 million to $8.3 million for the first quarter of fiscal 2000 from $4.1 million for the first quarter of fiscal 1999. The increase was primarily utilized to support an additional 14 operating facilities acquired in conjunction with the DFVC Acquisition.

Net cash provided by financing activities in the first quarter of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

Borrowings: Under the Company's New Credit Facility, Agrilink is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 25, 1999, (i) cash borrowings outstanding under the Revolving Credit Facility were $126.8 million, (ii) there were $14.0 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $59.2 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain restrictions and limitations. As of September 25, 1999, Pro-Fac and the Company are in compliance with all such covenants, restrictions, and limitations.

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

The following is a summary of the Company's interest rate swap agreements:

                                               September 25, 1999
Interest Rate Swap:
Variable to Fixed - notional amount                 $250,000
   Average pay rate                               4.96 - 5.32%
   Average receive rate                               5.31%
   Maturities through                                 2001

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

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $1.9 million has been liquidated, and the remaining termination benefits will be liquidated during fiscal 2000.

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

The effect of the 1999 growing season on fiscal 2000 financial results cannot be estimated until late 1999 or early calendar 2000 when harvesting is complete and when local and national supplies can be determined.

Year 2000 Readiness Disclosure: A full inventory and analysis of business applications and related software was performed and the Company determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements have been made for mission critical applications and software and will continue to be made in conjunction with the Company's overall information systems initiatives.

In addition, the Company has contacted non-information technology vendors to ensure that any of their products that are currently in use can adequately deal with the change in century. To date, Agrilink has received satisfactory responses.Areas addressed include full reviews of manufacturing equipment, telephone and voice mail systems, security systems, and other office/site support systems. Based upon preliminary information, the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost of the project is being funded through operating cash flows.

The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Accordingly, the Company has devoted the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the
forward-looking   information  contained  in  the  Management's  Discussion  and
Analysis (pages 10 to 15) and other statements made in this Form 10-Q and in other filings with the SEC.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit Number                                          Description

                27           Financial Data Schedule

                99.1         Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended September 25, 1999.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed in the first quarter of fiscal 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AGRILINK FOODS, INC.



Date:  November 8, 1999             By:/s/   Earl L. Powers
     -----------------------           ----------------------------------
                                                EARL L. POWERS
                                     EXECUTIVE VICE PRESIDENT FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                         (Principal Financial Officer
                                       and Principal Accounting Officer)