Form 10-Q
period 1999-12-25
AGRILINK FOODS INC
filed 2000-02-07
CIK 26285

Page 1 of 19 Pages

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

   (Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1999

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 29, 2000.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations

(Dollars in Thousands)
(Unaudited)

                                                                         Three Months Ended      Six Months Ended

                                                                  December 25,      December 26,    December 25,     December 26,
                                                                      1999              1998            1999             1998
                                                                  ------------     -------------    ------------     ------------

Net sales                                                          $  355,517        $  376,703      $  633,703        $  559,282
Cost of sales                                                        (231,310)         (254,563)       (428,665)         (390,445)
                                                                   ----------        ----------      ----------        ----------
Gross profit                                                          124,207           122,140         205,038           168,837
Selling, administrative, and general expense                          (88,888)          (92,103)       (149,438)         (126,970)
Income from joint venture                                               1,204             1,053           1,695             1,689
Gain on sales of assets                                                 2,293                 0           2,293            64,202
                                                                   ----------        ----------      ----------        ----------
Operating income before dividing with Pro-Fac                          38,816            31,090          59,588           107,758
Interest expense                                                      (19,703)          (18,613)        (39,026)          (26,949)
Amortization of debt issue costs associated with a Bridge Facility          0            (5,500)              0            (5,500)
                                                                   ----------        ----------      ----------        ----------
Pretax income before dividing with Pro-Fac and
   before extraordinary item                                           19,113             6,977          20,562            75,309
Pro-Fac share of income before extraordinary item                      (9,558)           (4,000)        (10,282)           (9,658)
                                                                   ----------        ----------      ----------        ----------
Income before taxes and before extraordinary item                       9,555             2,977          10,280            65,651
Tax provision                                                          (4,072)           (1,375)         (4,381)          (25,709)
                                                                   ----------        ----------      ----------        ----------
Income before extraordinary item                                        5,483             1,602           5,899            39,942
Extraordinary item relating to the early extinguishment
   of debt (net of income taxes and after dividing with Pro-Fac)            0                 0               0           (16,366)
                                                                   ----------        ----------      ----------        -----------
   Net income                                                      $    5,483        $    1,602      $    5,899        $   23,576
                                                                   ==========        ==========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

(Unaudited)

                                                                              December 25,       June 26,       December 26,
                                                                                  1999             1999             1998
                                                                              -------------     ----------      -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                  $   10,488        $    6,540      $   18,340
   Accounts receivable trade, net                                                114,570            81,430         103,991
   Accounts receivable, other                                                     10,227             6,184          17,195
   Income taxes refundable                                                             0             9,360               0
   Current deferred tax asset                                                     15,565            15,565          13,129
   Inventories -
     Finished goods                                                              330,405           247,389         323,984
     Raw materials and supplies                                                   40,572            46,181          48,178
                                                                              ----------        ----------      ----------
       Total inventories                                                         370,977           293,570         372,162
                                                                              ----------        ----------      ----------
   Current investment in CoBank                                                      801             2,403             665
   Prepaid manufacturing expense                                                   1,821            18,217           1,792
   Prepaid expenses and other current assets                                      20,490            17,989          19,122
                                                                              ----------        ----------      ---------
       Total current assets                                                      544,939           451,258         546,396
Investment in CoBank                                                              19,693            19,693          22,377
Investment in Great Lakes Kraut Company                                            8,374             6,679           8,274
Property, plant and equipment, net                                               323,097           339,753         312,344
Assets held for sale at net realizable value                                         329               890             920
Goodwill and other intangible assets, net                                        259,832           260,733         339,639
Other assets                                                                      25,014            21,655          23,600
Note receivable due from Pro-Fac                                                   9,400             9,400           9,400
                                                                              ----------        ----------      ----------
       Total assets                                                           $1,190,678        $1,110,061      $1,262,950
                                                                              ==========        ==========      ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                              $   73,600        $   18,900      $   85,000
   Current portion of obligations under capital leases                               208               208             256
   Current portion of long-term debt                                              16,580             8,670           5,100
   Accounts payable                                                               89,435           103,615         102,366
   Income taxes payable                                                            1,187                 0           8,701
   Accrued interest                                                                8,011             5,476           4,074
   Accrued employee compensation                                                  14,317            13,717          12,703
   Other accrued expenses                                                         88,757            60,242          90,479
   Due to Pro-Fac                                                                 25,540            15,067          29,364
                                                                              ----------        ----------      ----------
       Total current liabilities                                                 317,635           225,895         338,043
Obligations under capital leases                                                     568               568             503
Long-term debt                                                                   652,785           668,316         680,994
Deferred income tax liabilities                                                   23,174            23,174          35,341
Other non-current liabilities                                                     26,733            28,224          29,908
                                                                              ----------        ----------      ----------
       Total liabilities                                                       1,020,895           946,177       1,084,789
                                                                              ----------        ----------      ----------
Commitments and contingencies
Shareholder's Equity:

   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                       0                 0               0
Additional paid-in capital                                                       167,071           167,071         167,071
Accumulated retained earnings/(deficit)                                            3,475            (2,424)         11,698
Accumulated other comprehensive income:
   Minimum pension liability adjustment                                             (763)             (763)           (608)
                                                                              ----------        ----------      ----------
       Total shareholder's equity                                                169,783           163,884         178,161
                                                                              ----------        ----------      ----------
       Total liabilities and shareholder's equity                             $1,190,678        $1,110,061      $1,262,950
                                                                              ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
(Unaudited)

                                                                                                        Six Months Ended
                                                                                                 ---------------------------------
                                                                                                 December 25,         December 26,
                                                                                                     1999                 1998
                                                                                                 ------------         ------------
Cash Flows From Operating Activities:
   Net income                                                                                     $    5,899           $   23,576
   Adjustments to reconcile net income to net cash used in operating activities -
     Extraordinary item relating to the early extinguishment of debt (net of income taxes and
       after dividing with Pro-Fac)                                                                        0               16,366
     Gain on sales of assets                                                                          (2,293)             (64,202)
     Loss on disposal of assets                                                                            0                  353
     Depreciation                                                                                     14,798               13,484
     Amortization of goodwill and other intangibles                                                    4,332                5,136
     Interest in-kind on Subordinated Promissory Note                                                    776                    0
     Amortization of debt issue costs and discount on Subordinated Promissory Note                     2,123                6,277
     Equity in undistributed earnings of Great Lakes Kraut Company                                    (1,695)              (1,689)
     Change in assets and liabilities:
       Accounts receivable                                                                           (37,554)             (37,944)
       Inventories                                                                                  (103,011)             (51,538)
       Income taxes refundable/(payable)                                                              10,547               15,221
       Accounts payable and other accrued expenses                                                    17,250              (19,578)
       Due to Pro-Fac                                                                                 10,473               14,980
       Other assets and liabilities                                                                   (3,389)              (6,235)
                                                                                                  ----------           ----------
Net cash used in operating activities                                                                (81,744)             (85,793)
                                                                                                  ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                         (15,110)              (8,561)
   Proceeds from disposals                                                                            53,497               84,427
   Proceeds from investment in CoBank                                                                  1,602                1,329
   Cash paid for acquisitions                                                                              0             (442,918)
                                                                                                  ----------           ----------
Net cash provided by/(used in) investing activities                                                   39,989             (365,723)
                                                                                                  ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                      54,700               85,000
   Proceeds from issuance of long-term debt                                                                0              677,507
   Payments on long-term debt                                                                         (8,997)            (278,873)
   Cash paid for debt issuance costs                                                                       0              (18,824)
                                                                                                  ----------           -----------
Net cash provided by financing activities                                                             45,703              464,810
                                                                                                  ----------           ----------
Net change in cash and cash equivalents                                                                3,948               13,294
Cash and cash equivalents at beginning of period                                                       6,540                5,046
                                                                                                  ----------           ----------
Cash and cash equivalents at end of period                                                        $   10,488           $   18,340
                                                                                                  ==========           ==========



(Table continued on next page)

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
(Unaudited)

(Table continued from previous page)

                                                                                                         Six Months Ended
                                                                                                 -------------------------------
                                                                                                 December 25,        December 26,
                                                                                                     1999               1998
                                                                                                 ------------        ------------
Supplemental disclosure of cash flow information:
   Acquisition of Dean Foods Vegetable Company -
     Accounts receivable                                                                                               $   24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                       ----------
                                                                                                                       $  440,605
                                                                                                                       ==========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                               $      420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                       ----------
                                                                                                                       $    2,313
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

After the DFVC Acquisition, DFVC was merged into the Company. DFVC has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition has strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

The DFVC Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the DFVC Acquisition is being amortized over 30 years. Final allocations of purchase price were made in the third and fourth quarters of fiscal 1999.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and the acquired Dean Foods Vegetable Company as if the acquisition had occurred at the beginning of the 1999 fiscal year.

(Dollars in Millions)
                                                        Six Months Ended
                                                        December 26, 1998
                                                        -----------------

Net sales                                                     $ 656.3
Income before extraordinary item                              $  24.8
Net income                                                    $   8.4

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

Amounts received by Pro-Fac from Agrilink for the six months ended December 25, 1999 and December 26, 1998 include: commercial market value of crops delivered, $67.2 million and $63.0 million, respectively; and additional proceeds from profit sharing provisions, $10.3 million and $8.0 million, respectively.

NOTE 4. DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                     December 25,       June 26,         December 26,
                                                         1999             1999               1998
                                                    ------------       ----------        ------------

Term Loan Facility                                   $  437,700        $  446,600         $  455,000
Senior Subordinated Notes                               200,015           200,015            200,015
Subordinated Promissory Note (net of discount)           24,749            23,372             23,372
Other                                                     6,901             6,999              7,707
                                                     ----------        ----------         ----------
Total Debt                                              669,365           676,986            686,094
Less Current Portion                                    (16,580)           (8,670)            (5,100)
                                                     ----------        ----------         ----------
Total Long-Term Debt                                 $  652,785        $  668,316         $  680,994
                                                     ==========        ==========         ==========

NOTE 5. OTHER MATTERS

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, the Company completed the sale of Agrilink's Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. The Company received proceeds of approximately $42.4 million which were applied to outstanding bank loans. In addition, Seneca Foods issued to Agrilink a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include Agrilink's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink announced they had completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The sale includes an agreement for Del Monte to produce a portion of Agrilink's product needs during the 2000 packing season. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.3 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated by June 2000.

NOTE 6. OPERATING SEGMENTS

The Company is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Veg-All, Freshlike, McKenzies, Brooks Chili Beans, Farman's and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                                         Three Months Ended               Six Months Ended
                                                                   -------------------------------   ------------------------------
                                                                   December 25,      December 26,    December 25,      December 26,
                                                                        1999              1998            1999              1998
                                                                   ------------      -------------   ------------      ------------
Net Sales:
   Vegetables                                                        $  246.2         $   254.6        $  428.5         $   333.4
   Fruits                                                                45.6              43.3            68.9              68.4
   Snacks                                                                22.0              22.6            43.4              44.4
   Canned Meals                                                          18.4              17.9            35.0              32.7
   Other                                                                 13.2              12.1            27.9              25.5
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                345.4             350.5           603.7             504.4
   Businesses sold1                                                      10.1              26.2            30.0              54.9
                                                                     --------         ---------        --------         ---------
       Total                                                         $  355.5         $   376.7        $  633.7         $   559.3
                                                                     ========         =========        ========         =========

Operating income:
   Vegetables2                                                       $   26.5         $    19.1        $   40.2         $    22.5
   Fruits                                                                 6.3               6.7             9.6               8.9
   Snacks                                                                 1.4               1.6             2.9               3.6
   Canned Meals                                                           2.6               1.7             4.5               3.1
   Other                                                                  0.6               1.0             1.5               1.0
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                 37.4              30.1            58.7              39.1
   Businesses sold1                                                      (0.9)              1.0            (1.4)              4.5
                                                                     --------         ---------        --------         ---------
       Subtotal                                                          36.5              31.1            57.3              43.6
Gain on sales of assets                                                   2.3               0.0             2.3              64.2
                                                                     --------         ---------        --------         ---------
Operating income before dividing with Pro-Fac                            38.8              31.1            59.6             107.8
Interest expense                                                        (19.7)            (18.6)          (39.0)            (27.0)
Amortization of debt issue costs associated with a Bridge Facility        0.0              (5.5)            0.0              (5.5)
                                                                     --------         ---------        --------         ---------
Pretax income before dividing with Pro-Fac and
   before extraordinary item                                         $   19.1         $     7.0        $   20.6         $    75.3
                                                                     ========         =========        ========         =========

1 Includes the Midwest private label canned vegetable business sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2 The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company of $1.2 million and $1.1 million for the three months ended December 25, 1999 and December 26, 1998, respectively and $1.7 million for both the six months ended December 25, 1999 and December 26, 1998.

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

Full  financial  statements  of Pro-Fac are  included as an Exhibit to this Form
10-Q. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented as management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)

                                           Three Months Ended             Six Months Ended
                                      -----------------------------   ---------------------------
                                      December 25,    December 26,    December 25,   December 26,
                                          1999            1998            1999          1998
                                      ------------    -------------   ------------   -----------

Summarized Statement of Operations:
   Net sales                           $  20.9          $   3.0         $  39.2       $   6.3
   Gross profit                           17.4              1.4            31.8           3.0
   Income from continuing operations      17.6              0.3            31.7           0.6
   Net income                             11.4              0.3            20.6           0.6

Summarized Balance Sheet:
   Current assets                      $   2.9          $   1.9
   Noncurrent assets                     214.3              7.0
   Current liabilities                     7.7              0.8

On March 2, 1999, the Company transferred trademarks valued at $212.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, Agrilink is able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Company's Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the first six months of fiscal 2000 versus fiscal 1999.

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

The following tables illustrate the results of operations by product line for the three- and six-month periods ended December 25, 1999 and December 26, 1998.

EBITDA1, 2

(Dollars in Millions)

                                          Three Months Ended                               Six Months Ended
                              ------------------------------------------      -----------------------------------------
                                  December 25,          December 26,             December 25,             December 26,
                                      1999                  1998                     1999                     1998
                              -------------------     ------------------      -------------------     -------------------
                                           % of                   % of                     % of                     % of
                                  $        Total          $        Total          $        Total          $         Total
                              ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                     $ 33.9       73.5%     $  28.9        65.1%    $  54.5        71.3%     $  34.8      55.9%
Fruits                            6.7       14.5          7.2        16.2        10.4        13.6          9.9      15.9
Snacks                            2.1        4.6          2.1         4.7         4.5         5.9          4.8       7.7
Canned Meals                      3.1        6.7          2.3         5.2         5.4         7.1          4.2       6.8
Other                             1.0        2.2          1.4         3.2         2.4         3.1          1.8       2.9
                               ------      -----      -------      ------     -------      ------      -------    ------
     Continuing segments         46.8      101.5         41.9        94.4        77.2       101.0         55.5      89.2
Businesses sold3                 (0.7)      (1.5)         2.5         5.6        (0.8)       (1.0)         6.7      10.8
                               ------      -----      -------      ------     -------      ------      -------    ------
     Total                     $ 46.1      100.0%     $  44.4       100.0%    $  76.4       100.0%     $  62.2     100.0%
                               ======      =====      =======      ======     =======      ======      =======    ======

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before extraordinary item, interest expense, amortization of debt issues costs associated with a Bridge Facility, depreciation and amortization of goodwill and other intangibles.

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

2  Excludes gain on sales of assets.  See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the Midwest private label canned vegetable business sold in fiscal 2000 and the operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                         Three Months Ended                               Six Months Ended
                              ------------------------------------------      -----------------------------------------
                                  December 25,          December 26,             December 25,             December 26,
                                      1999                  1998                     1999                     1998
                              -------------------     ------------------      -------------------     -------------------
                                           % of                   % of                     % of                     % of
                                  $        Total          $        Total          $        Total          $         Total
                              ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                    $ 246.2       69.3%     $  254.6       67.6%     $ 428.5        67.6%    $  333.4      59.6%
Fruits                           45.6       12.8          43.3       11.5         68.9        10.9         68.4      12.2
Snacks                           22.0        6.2          22.6        6.0         43.4         6.9         44.4       7.9
Canned Meals                     18.4        5.2          17.9        4.7         35.0         5.5         32.7       5.9
Other                            13.2        3.7          12.1        3.2         27.9         4.4         25.5       4.6
                              -------      -----      --------     ------      -------     -------     --------     -----
     Continuing segments        345.4       97.2         350.5       93.0        603.7        95.3        504.4      90.2
Businesses sold1                 10.1        2.8          26.2        7.0         30.0         4.7         54.9       9.8
                              -------      -----      --------     ------      -------     -------     --------     -----
     Total                    $ 355.5      100.0%     $  376.7      100.0%     $ 633.7       100.0%    $  559.3     100.0%
                              =======      =====      ========     ======      =======     =======     ========     =====

1 Includes net sales of the Midwest private label canned vegetable business sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                         Three Months Ended                               Six Months Ended
                              ------------------------------------------      -----------------------------------------
                                  December 25,          December 26,             December 25,             December 26,
                                      1999                  1998                     1999                     1998
                              -------------------     ------------------      -------------------     -------------------
                                           % of                   % of                     % of                     % of
                                  $        Total          $        Total          $        Total          $         Total
                              ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                    $  26.5       72.6%      $  19.1       61.4%     $  40.2        70.1%    $  22.5       51.6%
Fruits                            6.3       17.3           6.7       21.6          9.6        16.7         8.9       20.4
Snacks                            1.4        3.8           1.6        5.1          2.9         5.1         3.6        8.3
Canned Meals                      2.6        7.1           1.7        5.5          4.5         7.9         3.1        7.1
Other                             0.6        1.7           1.0        3.2          1.5         2.6         1.0        2.3
                              -------      -----       -------     ------      -------     -------     -------      -----
     Continuing segments         37.4      102.5          30.1       96.8         58.7       102.4        39.1       89.7
Businesses sold2                 (0.9)      (2.5)          1.0        3.2         (1.4)       (2.4)        4.5       10.3
                              -------      -----       -------     ------      -------     --------    -------      -----
     Total                    $  36.5      100.0%      $  31.1      100.0%     $  57.3       100.0%    $  43.6      100.0%
                              =======      =====       =======     ======      =======     =======     =======      =====

1 Excludes the gain on sales of assets. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business sold in fiscal 2000 and operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2000 TO SECOND QUARTER FISCAL 1999

The net income for the second quarter of fiscal 2000 of $5.5 million represents a $3.9 million increase as compared to the second quarter of fiscal 1999 net income of $1.6 million. Comparability of net income is, however, difficult because the results of the second quarter of fiscal 1999 were impacted by the amortization of debt issue costs associated with the Subordinated Bridge Facility. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 11, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $4.9 million, or 11.7 percent, to $46.8 million in the second quarter of the current fiscal year from $41.9 million in the second quarter of the prior fiscal year.

The vegetable product line accounts for $5.0 million of the increase in EBITDA from continuing segments and is primarily attributable to changes in product mix and a reduction in product costs resulting from the synergistic savings achieved from the DFVC Acquisition. This category, however, has been negatively impacted by industry market conditions within the frozen vegetable segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Company's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. According to industry data, for the last 52-week period, there has been an overall decrease in the frozen vegetable category of 3.3 percent. For the same 52-week period, the decrease in frozen vegetable private label category was 8.8 percent.

The Company's fruit product line showed a decrease of $0.5 million due to an increase in raw product costs in the current year and a change in the timing of various promotional programs.

The snack product line EBITDA is consistent with the prior quarter.

Canned meals increased $0.8 million primarily due to improvements in volume and production efficiencies within the chili category.

The other product line showed a decrease of $0.4 million due to changes in product mix.

Net Sales:  Total net sales for the second quarter  decreased $21.2 million,  or
5.6 percent, to $355.5 million in the second quarter of fiscal 2000 from $376.7 million in the second quarter of fiscal 1999. Excluding businesses sold, net sales decreased by $5.1 million to $345.4 million in the second quarter of fiscal 2000 from $350.5 million in the second quarter of fiscal 1999. As described above, this decrease is primarily attributable to a decline resulting from lower consumer demand and competitive pressures.

Net sales for the fruit product line increased $2.3 million in the second quarter of fiscal 2000 to $45.6 million from $43.3 million in the second quarter of fiscal 1999 primarily as a result of improvements in volume due to a return to its historic pricing and promotional strategy.

Net sales for the snack product line decreased $0.6 million in the second quarter of fiscal 2000 to $22.0 million from $22.6 million in the second quarter of fiscal 1999 primarily within the popcorn category.

Canned meals increased $0.5 million primarily attributable to improvements in volume within the chili category.

The other category increased $1.1 million in the second quarter of fiscal 2000 to $13.2 million from $12.1 million in the second quarter of fiscal 1999 primarily as a result of changes in product mix.

Operating Income: Excluding the impact of businesses sold and the gain on sales of assets, operating income increased from $30.1 million in the second quarter of fiscal 1999 to $37.4 million in the second quarter of fiscal 2000. This represents an improvement of $7.3 million or 24.3 percent.

The vegetable product line showed operating income improvements of $7.4 million or 38.7 percent in the second quarter of fiscal 2000. While the category showed a modest decline in sales, it benefited from a change in product mix and a reduction in product costs as previously highlighted.

The Company's fruit category showed a decrease of $0.4 million due to an increase in raw product costs in the current year and a change in the timing of various promotional programs.

Snacks showed a modest decline of $0.2 million from $1.6 million in the second quarter of fiscal 1999 to $1.4 million in the second quarter of fiscal 2000.

Canned  meals  showed  an  increase  of  $0.9  million  due   primarily  to  the
improvements in volume and production efficiencies within the chili category as highlighted above.

The other product category showed a decrease of $0.4 million due to changes in product mix.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $3.2 million as compared with the second quarter of the prior fiscal year. This improvement is primarily attributable to a decrease in selling expenses due to personnel reductions and other consolidation efforts.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the second quarter of fiscal 2000 compared with the prior year.

Gain on Sales of Assets: On December 17, 1999, the Company sold the Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $1.1 million to $19.7 million in the second quarter of fiscal 2000 from $18.6 million in the second quarter of fiscal 1999. This increase is primarily associated with an overall increase in interest rates.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Subordinated Bridge Facility"). The Subordinated Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 2 - "Acquisitions"). Debt issuance costs associated with the Subordinated Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

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

Due to the recognition of the gain on the sale of the aseptic operations, the Pro-Fac share of earnings was recorded at 90 percent of the earnings on patronage products in the second quarter of fiscal 1999.

Tax Provision: The provision for taxes increased $2.7 million to $4.1 million in the second quarter of fiscal 2000 from $1.4 million in the second quarter of fiscal 1999. The increase is a result of the improvement in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2000 TO FIRST SIX MONTHS FISCAL 1999

The net income for the first six months of fiscal 2000 of $5.9 million represents a $17.7 million decrease as compared to the first six months of fiscal 1999 net income of $23.6 million. Comparability of net income is, however, difficult because the results of the first six months of fiscal 1999 were significantly impacted by a gain on the sale of assets, an extraordinary item relating to the early extinguishment of debt and the amortization of debt issue costs associated with the Subordinated Bridge Facility. In addition, fiscal 2000 results reflect six months of interest expense in the current year versus three months in the prior year for the additional debt associated with the acquisition of DFVC which occurred on September 24, 1998. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 11, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $21.7 million, or 39.1 percent, to $77.2 million in the first six months of the current fiscal year from $55.5 million in the first six months of the prior fiscal year.

The vegetable product line accounts for $19.7 million of the increase in EBITDA from continuing segments in the current year and is primarily attributable to the DFVC Acquisition. As a result of the date of acquisition, the operating results for the DFVC Acquisition have been included for six months in fiscal 2000 and for three months in fiscal 1999. This operating segment has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands and the higher margins associated with branded product lines. As outlined earlier, the frozen vegetable category has, however, been negatively impacted by market conditions within this segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Company's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category.

The Company's fruit product line showed an improvement of $0.5 million due to the inclusion in the first six months of fiscal 1999 of $0.9 million of expenses associated with a new product launch. In addition, while volume has increased in the current year, fiscal 2000 results have been negatively impacted by an increase in raw product costs.

The snack product line showed a modest decline of $0.3 million.

Canned meals increased $1.2 million primarily due to improvements in volume and production efficiencies within the chili category.

The other product line showed improvements of $0.6 million due to changes in product mix.

Net Sales: Total net sales increased $74.4 million, or 13.3 percent, to $633.7 million in the first six months of fiscal 2000 from $559.3 million in the first six months of fiscal 1999. Excluding businesses sold, net sales increased by $99.3 million to $603.7 million in the first six months of fiscal 2000 from $504.4 million in the first six months of fiscal 1999. This improvement is primarily attributable to an increase of $95.1 million within the vegetable product line. The Birds Eye, Freshlike, and Veg-All brands accounted for incremental sales of $86.2 million in the current year due to the inclusion of six months of results in fiscal 2000 versus three months of results in fiscal 1999.

Net sales for the fruit product line increased $0.5 million in the first six months of fiscal 2000 to $68.9 million from $68.4 million in the first six months of fiscal 1999 primarily as a result of improvements in volume.

Net sales for the snack product line decreased $1.0 million in the first six months of fiscal 2000 to $43.4 million from $44.4 million in the first six months of fiscal 1999. Sales declines within the popcorn category of $1.3 million were attributable to competitive pressures. The potato chip and other snack categories showed increases of $0.3 million due to improvements in volume.

Canned meals increased $2.3 million primarily attributable to improvements in volume within the chili category.

The other category increased $2.4 million in the first six months of fiscal 2000 to $27.9 million from $25.5 million in the first six months of fiscal 1999 primarily as a result of changes in product mix.

Operating Income: Excluding the impact of businesses sold and the gain on sales of assets, operating income increased from $39.1 million in the first six months of fiscal 1999 to $58.7 million in the first six months of fiscal 2000. This represents an improvement of $19.6 million or 50.1 percent.

Vegetables showed improvements of $17.7 million or 78.7 percent. The change is primarily attributable to the inclusion of product lines obtained in conjunction with the DFVC Acquisition for an additional three months in fiscal 2000. In addition, the fiscal 2000 results have also benefited from a reduction in overall production costs. This improvement primarily reflects the synergistic savings achieved from the DFVC Acquisition and other business consolidation efforts.

The Company's fruit category showed an improvement of $0.7 million in the first six months of fiscal 2000 versus the first six months of fiscal 1999. This improvement results from the inclusion in fiscal 1999 of $0.9 million of costs associated with a new product launch. No such costs were incurred in fiscal 2000. In addition, although the Company has experienced improvements in volume within the fruit product line, fiscal 2000 results have been negatively impacted by an increase in raw product costs.

Snacks showed a decline of $0.7 million from $3.6 million in the first six months of fiscal 1999 to $2.9 million in the first six months of fiscal 2000. The decrease primarily resulted from a decline within the popcorn category and a modest decline within the potato chip and other snack categories due to an increase in costs.

Canned  meals  showed  an  increase  of  $1.4  million  due   primarily  to  the
improvements in volume and production efficiencies within the chili category as highlighted above.

The other product category showed improvements of $0.5 million due to changes in product mix.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $22.5 million as compared with the first six months of the prior fiscal year. The increase is primarily attributable to the inclusion of the DFVC operation for six months in fiscal 2000 versus three months in fiscal 1999. The Company has experienced a net decrease in selling expenses due to its restructuring and consolidation efforts.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first six months of fiscal 2000 compared with the first six months of fiscal 1999.

Gain on Sales of Assets: On December 17, 1999, the Company sold the Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

In conjunction with the DFVC Acquisition, the Company sold its aseptic operation to Dean Foods in fiscal 1999. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon an appraisal performed by an independent appraiser.

Interest Expense: Interest expense increased $12.1 million to $39.0 million in the first six months of fiscal 2000 from $26.9 million in the first six months of fiscal 1999. This increase is associated with additional debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Company's size.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Subordinated Bridge Facility"). The Subordinated Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 2 - "Acquisitions"). Debt issuance costs associated with the Subordinated Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

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

In fiscal 2000, it is currently estimated that 90 percent of earnings on patronage products will exceed 50 percent of all pretax earnings of the Company. Accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

Due to the recognition of the gain on the sale of the aseptic operations in fiscal 1999, the Pro-Fac share of earnings was recorded at 90 percent of the earnings on patronage products in the prior year.

Tax Provision: The provision for taxes decreased $21.3 million to $4.4 million in the first six months of fiscal 2000 from $25.7 million in the first six months of fiscal 1999. Of this decrease, $25.0 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations. The remaining variance was impacted by the improvement in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, the Company refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 (see NOTE 2 - "Acquisitions") and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million) were recognized in the first quarter of fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Net cash used in operating activities decreased $4.0 million over the first six months of the prior fiscal year. This decrease primarily results from variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances offset by an increase in inventories due to the harvesting of crops and related production activities during this time.

Net cash used in investing activities in the first six months of fiscal 1999 was impacted by the DFVC Acquisition and the sale of assets. The purchase of property, plant and equipment increased $6.5 million to $15.1 million for the first six months of fiscal 2000 from $8.6 million for the first six months of fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC Acquisition.

Net cash provided by financing activities in the first six months of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

Borrowings: Under the Company's New Credit Facility, Agrilink is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 25, 1999, (i) cash borrowings outstanding under the Revolving Credit Facility were $73.6 million, (ii) there were $15.8 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $110.6 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 25, 1999, Pro-Fac and the Company are in compliance with all such covenants, restrictions, and limitations.

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

The following is a summary of the Company's interest rate swap agreements:

                                           December 25, 1999

Interest Rate Swap:
Variable to Fixed - notional amount          $250,000,000
   Average pay rate                          4.96 - 5.32%
   Average receive rate                         6.085%
   Maturities through                            2001

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

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.3 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated by June 2000.

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

Management believes that the decrease in consumer demand may result in an increased supply throughout the industry. Accordingly, management anticipates, consistent with prior years, pricing may be negatively impacted during the third and fourth quarters.

Year 2000 Readiness Disclosure: Agrilink has not experienced any significant Year 2000 related system failures nor, to management's knowledge, have any of the Company's suppliers. Agrilink intends to continue to monitor and test systems for ongoing Year 2000 compliance; however, management cannot guarantee that the systems of other companies upon which operations rely could not be affected by issues associated with the Year 2000 conversion.

All material costs associated with the Company's Year 2000 compliance project were covered under its service agreement with Systems and Computer Technology Corporation ("SCT"). The Company's ten-year agreement with SCT is currently valued at $50 million and is for SCT's OnSite outsourcing services, which includes assistance in solving the Year 2000 issue. These amounts have been funded through operating cash flows.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the
forward-looking   information  contained  in  the  Management's  Discussion  and
Analysis (pages 10 to 17) and other statements made in this Form 10-Q and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its goals are:

|X|  the impact of strong competition in the food industry;

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the continuation of the Company's success in integrating operations (including whether the anticipated cost savings in connection with acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

|X| the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

|X|  the Company's ability to service debt.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Company to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

          Exhibit Number             Description

               27                Financial Data Schedule

               99.1              Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended December 25, 1999.

   (b) The following reports on Form 8-K were filed during the period to which this report relates:

              Date                        Item

         November 24, 1999        Item 5 - Other Events


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AGRILINK FOODS, INC.

Date:  February 7, 2000           By:/s/     Earl L. Powers
       ----------------           ------------------------------------
                                             EARL L. POWERS
                                  EXECUTIVE VICE PRESIDENT FINANCE AND
                                        CHIEF FINANCIAL OFFICER
                                     (Principal Financial Officer
                                   and Principal Accounting Officer)