Form 10-Q
period 2000-03-25
AGRILINK FOODS INC
filed 2000-05-08
CIK 26285

Page 1 of 20 Pages

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 333-70143

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2000.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statement of Operations

(Dollars in Thousands)
(Unaudited)

                                                                         Three Months Ended                 Nine Months Ended
                                                                  -------------------------------   ------------------------------
                                                                     March 25,        March 27,        March 25,         March 27,
                                                                       2000             1999             2000              1999
                                                                  ------------      -----------     ------------      ---------

Net sales                                                          $  279,000        $  352,185      $  912,703        $  911,467
Cost of sales                                                        (192,443)         (243,706)       (621,108)         (634,151)
                                                                   ----------        ----------      ----------        ----------
Gross profit                                                           86,557           108,479         291,595           277,316
Selling, administrative, and general expense                          (65,200)          (86,776)       (214,638)         (213,746)
Gains on sales of assets                                                    0               532           2,293            64,734
Restructuring                                                               0            (5,000)              0            (5,000)
Income from joint venture                                                 543               728           2,238             2,417
                                                                   ----------        ----------      ----------        ----------
Operating income before dividing with Pro-Fac                          21,900            17,963          81,488           125,721
Interest expense                                                      (19,910)          (19,366)        (58,936)          (46,315)
Amortization of debt issue costs associated with a Bridge Facility          0                 0               0            (5,500)
                                                                   ----------        ----------      ----------        ----------
Pretax income/(loss) before dividing with Pro-Fac and
   before extraordinary item                                            1,990            (1,403)         22,552            73,906
Pro-Fac share of (income)/loss before extraordinary item                 (996)            2,188         (11,278)           (7,470)
                                                                   ----------        ----------      ----------        ----------
Income before taxes and before extraordinary item                         994               785          11,274            66,436
Tax provision                                                            (423)             (892)         (4,804)          (26,601)
                                                                   ----------        ----------      ----------        ----------
Income/(loss) before extraordinary item                                   571              (107)          6,470            39,835
Extraordinary item relating to the early extinguishment
   of debt (net of income taxes and after dividing with Pro-Fac)            0                 0               0           (16,366)
                                                                   ----------        ----------      ----------        ----------
   Net income/(loss)                                               $      571        $     (107)     $    6,470        $   23,469
                                                                   ==========        ==========      ==========        ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
(Unaudited)

                                                                                        March 25,        June 26,        March 27,
                                                                                          2000             1999            1999
                                                                                     -------------      ----------     -------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                          $    8,452        $    6,540      $    7,464
   Accounts receivable trade, net                                                        100,594            81,430         100,592
   Accounts receivable, other                                                              6,045             6,184           5,753
   Income taxes refundable                                                                     0             9,360               0
   Current deferred tax asset                                                             15,565            15,565          13,129
   Inventories -
     Finished goods                                                                      291,626           247,389         281,428
     Raw materials and supplies                                                           44,759            46,181          43,501
                                                                                      ----------        ----------      ----------
       Total inventories                                                                 336,385           293,570         324,929
                                                                                      ----------        ----------      ----------
   Current investment in CoBank                                                            4,355             2,403           3,198
   Prepaid manufacturing expense                                                           9,039            18,217           9,607
   Prepaid expenses and other current assets                                              18,668            17,989          19,382
                                                                                      ----------        ----------      ----------
       Total current assets                                                              499,103           451,258         484,054
Investment in CoBank                                                                      15,440            19,693          19,699
Investment in Great Lakes Kraut Company                                                    9,013             6,679           9,001
Property, plant and equipment, net                                                       321,440           339,753         335,727
Assets held for sale at net realizable value                                                 339               890             920
Goodwill and other intangible assets, net                                                257,613           260,733         291,361
Other assets                                                                              24,166            21,655          22,356
Note receivable due from Pro-Fac                                                           9,400             9,400           9,400
                                                                                      ----------        ----------      ----------
       Total assets                                                                   $1,136,514        $1,110,061      $1,172,518
                                                                                      ==========        ==========      ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                      $   79,600        $   18,900      $   73,900
   Current portion of obligations under capital leases                                       208               208             256
   Current portion of long-term debt                                                      16,580             8,670           8,731
   Accounts payable                                                                       45,478           103,615          59,967
   Income taxes payable                                                                    1,603                 0           1,924
   Accrued interest                                                                       13,294             5,476          10,456
   Accrued employee compensation                                                          10,466            13,717          13,083
   Other accrued expenses                                                                 81,002            60,242          86,597
   Due to Pro-Fac                                                                         17,369            15,067          16,587
                                                                                      ----------        ----------      ----------
       Total current liabilities                                                         265,600           225,895         271,501
Obligations under capital leases                                                             568               568             503
Long-term debt                                                                           650,747           668,316         668,923
Deferred income tax liabilities                                                           23,174            23,174          35,341
Other non-current liabilities                                                             26,071            28,224          25,696
                                                                                      ----------        ----------      ----------
       Total liabilities                                                                 966,160           946,177       1,001,964
                                                                                      ----------        ----------      ----------
Commitments and contingencies
Shareholder's Equity:

   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                               0                 0               0
Additional paid-in capital                                                               167,071           167,071         167,071
Accumulated retained earnings/(deficit)                                                    4,046            (2,424)          4,091
Accumulated other comprehensive income:
   Minimum pension liability adjustment                                                     (763)             (763)           (608)
                                                                                      ----------        ----------      -----------
       Total shareholder's equity                                                        170,354           163,884         170,554
                                                                                      ----------        ----------      ----------
       Total liabilities and shareholder's equity                                     $1,136,514        $1,110,061      $1,172,518
                                                                                      ==========        ==========      ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                         Nine Months Ended
                                                                                                   --------------------------
                                                                                                     March 25,           March 27,
                                                                                                       2000                1999
                                                                                                   -----------          ----------

Cash Flows From Operating Activities:
   Net income                                                                                      $    6,470           $   23,469
   Adjustments to reconcile net income to net cash used in operating activities -
     Extraordinary item relating to the early extinguishment of debt (net of income taxes and
       after dividing with Pro-Fac)                                                                         0               16,366
     Gains on sales of assets                                                                          (2,293)             (64,734)
     Loss on disposal of assets                                                                             0                  353
     Depreciation                                                                                      22,035               19,974
     Amortization of goodwill and other intangibles                                                     6,551                6,632
     Interest in-kind on Subordinated Promissory Note                                                   1,174                    0
     Amortization of debt issue costs and discount on Subordinated Promissory Note                      3,221                6,969
     Equity in undistributed earnings of Great Lakes Kraut Company                                     (2,238)              (2,417)
     Equity in undistributed earnings of CoBank                                                          (102)                (520)
     Change in assets and liabilities:
       Accounts receivable                                                                            (19,396)             (22,766)
       Inventories and prepaid manufacturing expense                                                  (75,637)                (276)
       Income taxes refundable/(payable)                                                               10,963                8,444
       Accounts payable and other accrued expenses                                                    (33,030)             (66,768)
       Due to Pro-Fac                                                                                   2,302                2,203
       Other assets and liabilities                                                                    (2,285)              (1,985)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (82,265)             (75,056)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                          (20,691)             (13,411)
   Proceeds from disposals                                                                             53,538               94,913
   Proceeds from investment in CoBank                                                                   2,403                1,994
   Cash paid for acquisitions                                                                               0             (443,531)
                                                                                                   ----------           ----------
Net cash provided by/(used in) investing activities                                                    35,250             (360,035)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                       60,700               73,900
   Proceeds from issuance of long-term debt                                                                 0              677,507
   Payments on long-term debt                                                                         (11,773)            (287,313)
   Cash paid for debt issuance costs                                                                        0              (19,085)
   Dividends paid to Pro-Fac                                                                                0               (7,500)
                                                                                                   ----------           -----------
Net cash provided by financing activities                                                              48,927              437,509
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                 1,912                2,418
Cash and cash equivalents at beginning of period                                                        6,540                5,046
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    8,452           $    7,464
                                                                                                   ==========           ==========



(Table continued on next page)

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

(Table continued from previous page)

                                                                                                        Nine Months Ended
                                                                                                  -------------------------------
                                                                                                    March 25,           March 27,
                                                                                                      2000*               1999
                                                                                                  -----------          ----------

Supplemental disclosure of cash flow information:
   Acquisition of Erin's Gourmet Popcorn -
     Inventories                                                                                                         $     33
     Property, plant and equipment                                                                                             26
     Goodwill and other intangible assets                                                                                     554
                                                                                                                         --------
                                                                                                                         $    613
                                                                                                                         ========
   Acquisition of Dean Foods Vegetable Company -
     Accounts receivable                                                                                                 $ 24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                         --------
                                                                                                                         $440,605
                                                                                                                         ========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                                 $    420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                         --------
                                                                                                                         $  2,313
                                                                                                                         ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

*There have been no acquisitions completed for the period ending March 25, 2000.

                              AGRILINK FOODS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of the net sales of each product line are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). On March 1, the Cooperative announced it will being doing business as Agrilink. In addition, the board of directors of Agrilink and Pro-Fac have agreed to conduct joint meetings, coordinate their activities, and to act on a consolidated basis. Although Pro-Fac Cooperative will continue to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it will be presented as Agrilink for all other communications. PF Acquisition II, Inc. conducts business under the name AgriFrozen Foods ("AgriFrozen").

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

NOTE 2. ACQUISITIONS

On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Subordinated Promissory Note"), as consideration for the DFVC Acquisition. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised its right to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code.

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

(Dollars in Millions)
                                                        Nine Months Ended
                                                          March 27, 1999

Net sales                                                  $  1,008.5
Income before extraordinary item                           $     29.6
Net income                                                 $     13.2

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $16.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Subordinated Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Subordinated Bridge Facility was repaid during November of 1998 principally with the proceeds from the issuance of Senior Subordinated Notes ("the New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum. Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

NOTE 3. AGREEMENTS WITH PRO-FAC

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement.

Under the Agreement, the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

Amounts received by Pro-Fac from Agrilink Foods for the nine months ended March 25, 2000 and March 27, 1999 include: commercial market value of crops delivered, $69.4 million and $61.5 million, respectively; and additional proceeds from profit sharing provisions, $11.3 million and $5.8 million, respectively.

NOTE 4.       DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)
                                                March 25,  June 26,   March 27,
                                                  2000      1999        1999
                                               ---------- ---------  ----------

Term Loan Facility                             $435,000   $446,600   $ 446,800
Senior Subordinated Notes                       200,015    200,015     200,015
Subordinated Promissory Note (net of discount)   25,447     23,372      23,372
Other                                             6,865      6,999       7,467
                                               --------   --------   ---------
Total Debt                                      667,327    676,986     677,654
Less Current Portion                            (16,580)    (8,670)     (8,731)
                                               --------   ---------  ---------
Total Long-Term Debt                           $650,747   $668,316   $ 668,923
                                               =========  ========   =========

NOTE 5. OTHER MATTERS

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, the Company completed the sale of Agrilink's Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. The Company received proceeds of approximately $42.4 million which were applied to the borrowings outstanding under the Company's Revolving Credit Facility. In addition, Seneca Foods issued to
Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include the Company's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The sale includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season. The Company received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction.

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.6 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated within the next 12 months.

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

The following table illustrates the Company's operating segment information:
(Dollars in Millions)

                                                                      Three Months Ended              Nine Months Ended
                                                                  --------------------------     --------------------------
                                                                     March 25,     March 27,       March 25,      March 27,
                                                                       2000         1999             2000           1999
                                                                  ------------   -----------       ---------     ----------
Net Sales:
   Vegetables                                                        $  210.4     $   240.5        $  638.9      $   572.8
   Fruits                                                                19.8          22.0            88.7           90.4
   Snacks                                                                20.8          23.2            64.2           67.6
   Canned Meals                                                          14.9          18.6            49.9           51.3
   Other                                                                 13.1          25.9            41.0           52.5
                                                                     --------     ---------        --------      ---------
     Continuing segments                                                279.0         330.2           882.7          834.6
   Businesses sold1                                                       0.0          22.0            30.0           76.9
                                                                     --------     ---------        --------      ---------
       Total                                                         $  279.0     $   352.2        $  912.7      $   911.5
                                                                     ========     =========        ========      =========

Operating income:
   Vegetables2                                                       $   16.4     $    15.8        $   56.6      $    38.2
   Fruits                                                                 1.8           1.6            11.4           10.5
   Snacks                                                                 1.2           1.1             4.1            4.7
   Canned Meals                                                           1.6           2.4             6.1            5.5
   Other                                                                  0.9           1.3             2.4            2.4
                                                                     --------     ---------        --------      ---------
     Continuing segments                                                 21.9          22.2            80.6           61.3
   Businesses sold1                                                       0.0           0.2            (1.4)           4.7
                                                                     --------     ---------        --------      ---------
       Subtotal                                                          21.9          22.4            79.2           66.0
Gains on sales of assets                                                  0.0           0.5             2.3           64.7
Restructuring                                                             0.0          (5.0)            0.0           (5.0)
                                                                     --------     ---------        --------      ---------
Operating income before dividing with Pro-Fac                            21.9          17.9            81.5          125.7
Interest expense                                                        (19.9)        (19.3)          (58.9)         (46.3)
Amortization of debt issue costs associated with a Bridge Facility        0.0           0.0             0.0           (5.5)
                                                                     --------     ---------        --------      ---------
Pretax income/(loss) before dividing with Pro-Fac and
   before extraordinary item                                         $    2.0     $    (1.4)       $   22.6      $    73.9
                                                                     ========     =========        ========      =========

1  Includes the Midwest private label canned  vegetable  business sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2  The  vegetable  product line  includes  earnings  derived from the  Company's investment  in Great Lakes Kraut Company of $0.5 million and $0.7 million for the three months ended March 25, 2000 and March 27,  1999,  respectively  and $2.2 million and $2.4 million for the nine months  ended March 25, 2000 and March 27, 1999, respectively.

NOTE 7. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and the Cooperative have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11-7/8 percent Senior Subordinated Notes due 2008 ("New Notes") and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Full financial statements of the Cooperative are included as an Exhibit to this Form 10-Q. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented as management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)

                                         Three Months Ended        Nine Months Ended
                                        ---------------------    ---------------------
                                        March 25,   March 27,    March 25,   March 27,
                                          2000         1999        2000        1999
                                        --------    ---------   ---------    ---------
Summarized Statement of Operations:
   Net sales                             $ 17.3     $  8.2       $ 56.5        $14.6
   Gross profit                            13.7        6.1         45.5          9.2
   Income from continuing operations       14.2        5.5         45.9          6.6
   Net income                               9.2        3.6         29.8          4.2

Summarized Balance Sheet:
   Current assets                        $  2.9     $  2.0
   Noncurrent assets                      212.7      219.5
   Current liabilities                      6.3        2.6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the first nine months of fiscal 2000 versus fiscal 1999.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines: vegetables, fruits, snacks and canned meals. The majority of the net sales of each product line are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 25, 2000 and March 27, 1999.

EBITDA1, 2
(Dollars in Millions)

                                      Three Months Ended                        Nine Months Ended
                             -------------------------------------   -------------------------------------
                                March 25,           March 27,              March 25,          March 27,
                                  2000                1999                   2000               1999
                             ---------------    ------------------   -----------------    ----------------
                                       % of                % of                 % of                 % of
                                $      Total      $        Total        $       Total        $       Total
                             ------    -----    ------    ------     -------    -----     ------     -----

Vegetables                   $ 23.6     74.9%   $ 21.0      69.1%    $  78.1    72.4%     $ 55.8     60.2%
Fruits                          2.3      7.3       2.2       7.2        12.7    11.8        12.1     13.0
Snacks                          2.1      6.7       1.7       5.6         6.5     6.1         6.5      7.0
Canned Meals                    2.1      6.7       2.9       9.6         7.5     6.9         7.1      7.7
Other                           1.4      4.4       1.8       5.9         3.8     3.5         3.7      4.0
                             ------    -----    ------     ------    -------   -----      -------   ------
     Continuing segments       31.5    100.0      29.6      97.4       108.6   100.7        85.2     91.9
Businesses sold3                0.0      0.0       0.8       2.6        (0.8)   (0.7)        7.5      8.1
                             ------    -----    ------     ------    -------   ------     -------   ------
     Total                   $ 31.5    100.0%   $ 30.4     100.0%    $ 107.8   100.0%     $  92.7    100.0%
                             ======    =====    ======     ======    =======   ======     =======   ======

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

   EBITDA is included herein because the Company believes EBITDA is a financial indicator of a company's ability to service debt. EBITDA as calculated by Agrilink Foods may not be comparable to calculations as presented by other companies.

2 Excludes gains on sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the Midwest private label canned vegetable business sold in fiscal 2000 and the operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                       Three Months Ended                        Nine Months Ended
                             -------------------------------------   -------------------------------------
                                March 25,           March 27,              March 25,          March 27,
                                  2000                1999                   2000               1999
                             ---------------    ------------------   -----------------   -----------------
                                       % of                % of                 % of                 % of
                                $      Total      $        Total        $       Total       $        Total
                             ------    -----    ------    ------     -------    -----    -------     -----
Vegetables                  $ 210.4     75.4%   $ 240.5    68.3%     $ 638.9     70.0%   $ 572.8      62.8%
Fruits                         19.8      7.1       22.0     6.3         88.7      9.7       90.4       9.9
Snacks                         20.8      7.5       23.2     6.6         64.2      7.0       67.6       7.4
Canned Meals                   14.9      5.3       18.6     5.3         49.9      5.5       51.3       5.7
Other                          13.1      4.7       25.9     7.3         41.0      4.5       52.5       5.8
                            -------    -----    -------   ------      -------  -------   -------      -----
     Continuing segments      279.0    100.0      330.2    93.8        882.7     96.7      834.6      91.6
Businesses sold1                0.0      0.0       22.0     6.2         30.0      3.3       76.9       8.4
                            -------    -----    -------   ------      -------  -------   -------      -----
     Total                  $ 279.0    100.0%   $ 352.2   100.0%     $ 912.7    100.0%   $ 911.5     100.0%
                            =======    =====    =======   ======      =======  =======   =======      =====

1 Includes net sales of the Midwest private label canned vegetable business sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                       Three Months Ended                        Nine Months Ended
                             -------------------------------------   -------------------------------------
                                March 25,           March 27,              March 25,          March 27,
                                  2000                1999                   2000               1999
                             ---------------    ------------------   -----------------   -----------------
                                       % of                % of                 % of                 % of
                                $      Total      $        Total        $       Total       $        Total
                             ------    -----    ------    ------     -------    -----    -------     -----
Vegetables                   $ 16.4     74.9%   $ 15.8     70.5%     $ 56.6      71.5%   $  38.2      57.9%
Fruits                          1.8      8.3       1.6      7.2        11.4      14.4       10.5      15.9
Snacks                          1.2      5.4       1.1      4.9         4.1       5.2        4.7       7.1
Canned Meals                    1.6      7.3       2.4     10.7         6.1       7.6        5.5       8.3
Other                           0.9      4.1       1.3      5.8         2.4       3.0        2.4       3.7
                             -------   -----    ------   ------      ------     -----    -------     -----
     Continuing segments       21.9    100.0      22.2     99.1        80.6     101.7       61.3      92.9
Businesses sold2                0.0      0.0       0.2      0.9        (1.4)     (1.7)       4.7       7.1
                             ------    -----    ------    ------     ------     -----    -------     -----
     Total                   $ 21.9    100.0%   $ 22.4    100.0%     $ 79.2     100.0%   $  66.0     100.0%
                             =======   =====    ======    ======     ======     =====    =======     =====

1 Excludes the gains on sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business sold in fiscal 2000 and operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2000 TO THIRD QUARTER FISCAL 1999

The net income for the third quarter of fiscal 2000 of $0.6 million represents a $0.7 million increase as compared to the third quarter of fiscal 1999 net loss of $0.1 million. Comparing net income/loss is, however, difficult because of the impact of non-recurring events such as restructuring charges and gains on sales of assets. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 11, is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner.

EBITDA from continuing segments increased $1.9 million, or 6.4 percent, to $31.5 million in the third quarter of the current fiscal year from $29.6 million in the third quarter of the prior fiscal year.

The vegetable product line accounts for $2.6 million of the increase in EBITDA from continuing segments and is primarily attributable to changes in product mix with a greater percentage of sales coming from the Company's branded products. The Company's branded products yield a higher margin than its private label and food service categories. In addition, during fiscal 2000, the Company has benefited from a reduction in product costs resulting from the synergistic savings achieved from the DFVC Acquisition. The vegetable product line has, however, been negatively impacted by market conditions within the frozen vegetable segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Company's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. According to industry data, for the last 52-week period, there has been an overall decrease in the frozen vegetable category of 5.9 percent. For the same 52-week period, the decrease in the frozen vegetable private label category was 7.1 percent. In addition, the third quarter fiscal 2000 net sales were negatively impacted by the timing of spring holidays and the associated retail customer promotional events. In calendar 1999 the Easter and Passover holidays occurred in March, while in calendar 2000 these holidays occur in April and therefore the Company's fourth quarter.

The Company's fruit product line showed an increase of $0.1 million due primarily to the timing of various promotional programs.

The snack product line EBITDA increased $0.4 million due to changes in product mix. Snack net sales for the quarter consisted of a greater percentage of potato chip sales which carry a higher margin than the Company's popcorn product line.

Canned meals decreased $0.8 million primarily due to a decline in private label chili net sales during the quarter. Management believes this decline is associated with greater sales in the second quarter tied to various calendar year-end programs.

The other product line showed a decrease of $0.4 million due to changes in product mix.

Net Sales:  Total net sales for the third quarter  decreased  $73.2 million,  or
20.8 percent, to $279.0 million in the third quarter of fiscal 2000 from $352.2 million in the third quarter of fiscal 1999. Excluding businesses sold, net sales decreased by $51.2 million to $279.0 million in the third quarter of fiscal 2000 from $330.2 million in the third quarter of fiscal 1999.

The vegetable product line accounts for $30.1 million of the decrease and, as described above, is primarily attributable to a decline resulting from lower consumer demand and the timing of spring holidays. While management believes the net sales associated with the spring holidays will be reflected in the results of the fourth quarter, it does not anticipate an improvement in the current market conditions in the immediate future. Management is therefore focusing its efforts on cost savings initiatives, the establishment of strategic alliances, and other innovative market strategies to improve performance.

Net sales for the fruit product line decreased $2.2 million in the third quarter of fiscal 2000 to $19.8 million from $22.0 million in the third quarter of fiscal 1999. This decrease is also attributable to the timing of spring holidays.

Net sales for the snack product line decreased $2.4 million in the third quarter of fiscal 2000 to $20.8 million from $23.2 million in the third quarter of fiscal 1999. While improvements were highlighted in the potato chip category, these amounts were offset by declines in the popcorn category.

Canned meals decreased $3.7 million primarily attributable to a decline in private label chili. This product line had showed improved sales in the second quarter associated with various year 2000 programs.

The other category, while it primarily consists of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. The other category decreased $12.8 million in the third quarter of fiscal 2000 due primarily to a reduction in contracts received from the government.

Operating Income: Excluding the impact of businesses sold and the gains on sales of assets, operating income decreased from $22.2 million in the third quarter of fiscal 1999 to $21.9 million in the third quarter of fiscal 2000. This represents a decline of $0.3 million or 1.4 percent. Significant variances are highlighted above in the discussion of EBITDA for continuing segments and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $21.6 million as compared with the third quarter of the prior fiscal year. The declines in this category were primarily attributable to reductions in brokerage of $1.2 million and decreases in promotional spending of $19.2 million, both associated with the decline in net sales. In addition, the Company experienced benefits from the reduction in selling expenses of $2.1 million due to personnel reductions and other consolidation efforts completed as a result of the DFVC Acquisition.

Gains on Sales of Assets: In conjunction with the DFVC Acquisition, the Company sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price during the third quarter of fiscal 1999.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction in the third quarter of fiscal 1999.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the third quarter of fiscal 2000 compared with the prior year.

Interest Expense: Interest expense increased $0.5 million to $19.9 million in the third quarter of fiscal 2000 from $19.4 million in the third quarter of fiscal 1999. This increase is primarily associated with an overall increase in prevailing interest rates.

Pro-Fac Share of (Income)/Loss Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company.

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

Due to the recognition of the gain on the sale of the aseptic operations, the Pro-Fac share of earnings was recorded at 90 percent of the earnings on patronage products in the third quarter of fiscal 1999.

Tax Provision: The provision for taxes decreased $0.5 million to $0.4 million in the third quarter of fiscal 2000 from $0.9 million in the third quarter of fiscal 1999. The variance is primarily attributable to changes in estimates recognized in the third quarter of fiscal 1999. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2000 TO FIRST NINE MONTHS FISCAL 1999

The net income for the first nine months of fiscal 2000 of $6.5 million represents a $17.0 million decrease as compared to the first nine months of fiscal 1999 net income of $23.5 million. Comparing net income is, however, difficult because the results of the first nine months of fiscal 1999 were significantly impacted by gains on the sales of assets, a restructuring charge, an extraordinary item relating to the early extinguishment of debt and the amortization of debt issue costs associated with the Subordinated Bridge Facility. In addition, fiscal 2000 results reflect nine months of interest expense in the current year versus six months in the prior year for the additional debt associated with the acquisition of DFVC which occurred on September 24, 1998 and gains on sales of assets. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 11, is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner.

EBITDA from continuing segments increased $23.4 million, or 27.5 percent, to $108.6 million in the first nine months of the current fiscal year from $85.2 million in the first nine months of the prior fiscal year.

The vegetable product line accounts for $22.3 million of the increase in EBITDA from continuing segments in the current year and is attributable to several factors including: (1) the date of the DFVC Acquisition; (2) current market conditions; (3) the timing of spring holidays; and (4) the reduction in product costs resulting from the synergistics savings achieved from the DFVC Acquisition. As a result of the date of the DFVC Acquisition, the operating results for the acquisition have been included for nine months in fiscal 2000 and for six months in fiscal 1999. Also, as outlined earlier, the frozen vegetable category has been negatively impacted by market conditions within this segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Company's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. In addition, the third quarter fiscal 2000 net sales were negatively impacted by the timing of spring holidays. In calendar 1999 the Easter and Passover holidays occurred in March, while in calendar 2000 these holidays occur in April and therefore the Company's fourth quarter. As an offset to the variances experienced in net sales, the Company has benefited from a reduction in product cost during fiscal 2000. The benefits are primarily associated with the synergistic savings achieved from the DFVC Acquisition. Specifically, the Company has benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations.

The Company's fruit product line showed an improvement of $0.6 million due to the inclusion in the first nine months of fiscal 1999 of $0.9 million of expenses associated with a new product launch. No such costs were incurred in fiscal 2000. In addition, the fruit product line has been impacted by the timing of various promotional programs and the difference in the timing of spring holidays between the two years.

Overall, EBITDA for the snack product line has remained consistent with that reported for the first nine months of fiscal 1999.

Canned meals increased $0.4 million primarily due to production efficiencies within the chili category.

EBITDA for the other product line has remained consistent with the prior year.

Net Sales: Total net sales increased $1.2 million, or 0.1 percent, to $912.7 million in the first nine months of fiscal 2000 from $911.5 million in the first nine months of fiscal 1999. Excluding businesses sold, net sales increased by $48.1 million to $882.7 million in the first nine months of fiscal 2000 from $834.6 million in the first nine months of fiscal 1999.

The vegetable product line accounts for $66.1 million of the increase. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for nine months during fiscal 2000 versus six months of results in fiscal 1999 resulted in incremental sales of approximately $86.2 million. Excluding this impact, vegetable net sales have declined $20.1 million and, as highlighted above, this decline is primarily attributable to lower consumer demand experienced throughout the year and the timing of spring holidays.

Net sales for the fruit product line decreased $1.7 million in the first nine months of fiscal 2000 to $88.7 million from $90.4 million in the first nine months of fiscal 1999. This decline was primarily experienced during the third quarter and, as described above, is also associated with the timing of the spring holidays.

Net sales for the snack product line decreased $3.4 million in the first nine months of fiscal 2000 to $64.2 million from $67.6 million in the first nine months of fiscal 1999. Sales declines within the popcorn category of $4.3 million were attributable to competitive pressures. The potato chip and other snack categories showed increases of $.9 million due to improvements in volume.

Canned meals decreased $1.4 million primarily attributable to a modest decline in volume predominantly within the private label category.

The other category, while it primarily consists of dressings, also includes sales from the production of canned meat products primarily for use by the military and other government operations. The other category decreased $11.5 million in the first nine months of fiscal 2000 to $41.0 million from $52.5 million in the first nine months of fiscal 1999. The majority of this decline is associated with the decline in government demand.

Operating Income: Excluding the impact of businesses sold and the gains on sales of assets, operating income increased from $61.3 million in the first nine months of fiscal 1999 to $80.6 million in the first nine months of fiscal 2000. This represents an improvement of $19.3 million or 31.5 percent. As highlighted in the discussion of EBITDA from continuing segments, the increase is attributable to: (1) the date of the DFVC Acquisition; (2) current market conditions; (3) the timing of spring holidays; and (4) the reductions in production costs achieved as a result of synergistic savings achieved from the DFVC Acquisition.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $.9 million as compared with the first nine months of the prior fiscal year. The change is primarily attributable to the inclusion of the DFVC operation for nine months in fiscal 2000 versus six months in fiscal 1999 offset by the decline in brokerage ($1.2 million) and promotional spending ($19.2 million) associated with the third quarter reduction in net sales. In addition, the Company has experienced benefits from a reduction in selling expenses due to restructuring and consolidation efforts.

Gains on Sales of Assets: On December 17, 1999, the Company sold the Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction in the third quarter of fiscal 1999.

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

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999.

Interest Expense: Interest expense increased $12.6 million to $58.9 million in the first nine months of fiscal 2000 from $46.3 million in the first nine months of fiscal 1999. This increase is associated with additional debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Company's size. In addition, an increase in interest expense is associated with an overall increase in interest rates experienced throughout fiscal 2000 as a result of prevailing market conditions.

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

Tax Provision: The provision for taxes decreased $21.8 million to $4.8 million in the first nine months of fiscal 2000 from $26.6 million in the first nine months of fiscal 1999. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations. The amount was offset by a $2.1 million benefit associated with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance was impacted by the improvement in earnings before tax. Agrilink's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Net cash used in operating activities increased $7.2 million over the first nine months of the prior fiscal year. This increase primarily results from an increase in inventories due to the decline in net sales resulting from lower consumer demand. This variance is offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances.

Net cash used in investing activities in the first nine months of fiscal 1999 was impacted by the DFVC Acquisition and the difference in asset sales. The purchase of property, plant and equipment increased $7.3 million to $20.7 million for the first nine months of fiscal 2000 from $13.4 million for the first nine months of fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC Acquisition and was for general operating purposes.

Net cash provided by financing activities in the first nine months of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

Borrowings: Under the Company's New Credit Facility, Agrilink is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 25, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $79.6 million, (ii) there were $14.5 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $105.9 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain restrictions and limitations. As of March 25, 2000, Pro-Fac and the Company are in compliance with all such covenants, restrictions, and limitations.

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

The following is a summary of the Company's interest rate swap agreements:

                                              March 25, 2000

Interest Rate Swap:
Variable to Fixed - notional amount            $250,000,000
   Average pay rate                            4.96 - 5.32%
   Average receive rate                            6.00%
   Maturities through                              2001

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

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.6 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated within the next 12 months.

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

Management believes that the decrease in consumer demand will result in an increased supply throughout the industry. Accordingly, management anticipates sales and pricing, consistent with prior years, may be negatively impacted during the fourth quarter.

Year 2000 Readiness Disclosure: Agrilink Foods has not experienced any significant Year 2000 related system failures nor, to management's knowledge, have any of the Company's suppliers. Agrilink Foods intends to continue to monitor and test systems for ongoing Year 2000 compliance; however, management cannot guarantee that the systems of other companies upon which operations rely could not be affected by issues associated with the Year 2000 conversion.

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

|X|  the impact of changes in consumer demand;

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the continuation of the Company's progress in integrating operations (including whether the anticipated cost savings in connection with acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

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

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Agrilink Foods' and Pro-Fac board of directors meeting was held on March 30, 2000. At that meeting, Pro-Fac, the sole shareholder of Agrilink Foods, elected the following individuals who will serve as directors of Agrilink Foods: Bruce
R. Fox, Cornelius D. Harrington, Steven D. Koinzan, Dennis M. Mullen, Walter F. Payne, Paul E. Roe, and Frank M. Stotz. Such individuals to serve as directors until Agrilink's next annual meeting and until his or her successor is duly elected and qualified.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit Number                      Description

     27      Financial Data Schedule

     99.1 Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended March 25, 2000.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed in the third quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AGRILINK FOODS, INC.

Date:     May 8, 2000             By:    /s/   Earl L. Powers
     --------------------                ---------------------------------
                                               EARL L. POWERS
                                      EXECUTIVE VICE PRESIDENT FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                         (Principal Financial Officer
                                       and Principal Accounting Officer)