Form 10-Q/A
period 1999-09-25
AGRILINK FOODS INC
filed 2000-07-12
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q/A



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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-Q

     (a) Exhibits

          Exhibit Number                                          Description


                10.1         First Amendment to Credit Agreement

                10.2         Second Amendment to Credit Agreement

                10.3         Third Amendment to Credit Agreement

                10.4         Fourth Amendment to Credit Agreement

                10.5         Fifth Amendment to Credit Agreement


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



                                             AGRILINK FOODS, INC.



   Date:  July 12, 2000             By:/s/     Earl L. Powers
          --------------               ----------------------------------
                                                EARL L. POWERS
                                     EXECUTIVE VICE PRESIDENT FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                         (Principal Financial Officer
                                       and Principal Accounting Officer)