Form 10-K
period 2000-06-24
AGRILINK FOODS INC
filed 2000-09-15
CIK 26285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

        (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 24, 2000
                                       or

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

                                      NONE

           Number of common shares outstanding at August 26, 2000:
                              Common Stock: 10,000

                         FORM 10-K ANNUAL REPORT - 2000
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                           PAGE


ITEM 1.       Description of Business
                  Cautionary Statement on Forward-Looking Statements...................................................      3
                  General Development of Business......................................................................      3
                  Narrative Description of Business ...................................................................      4
                  Financial Information About Industry Segments........................................................      6
                  Packaging and Distribution...........................................................................      6
                  Trademarks...........................................................................................      7
                  Raw Material Sources.................................................................................      7
                  Environmental Matters................................................................................      7
                  Seasonality of Business..............................................................................      8
                  Practices Concerning Working Capital.................................................................      8
                  Significant Customers................................................................................      8
                  Backlog of Orders....................................................................................      8
                  Business Subject to Government Contracts.............................................................      8
                  Competitive Conditions...............................................................................      9
                  Market and Industry Data.............................................................................      9
                  New Products and Research and Development............................................................      9
                  Employees............................................................................................     10
ITEM  2.      Description of Properties................................................................................     10
ITEM  3.      Legal Proceedings........................................................................................     11
ITEM  4.      Submission of Matters to a Vote of Security Holders......................................................     11

                                     PART II

ITEM  5.      Market for Registrant's Common Stock and Related Security Holder Matters.................................     12
ITEM  6.      Selected Financial Data..................................................................................     12
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................     13
ITEM  7A.     Quantitative and Qualitative Disclosures About Market Risk...............................................     23
ITEM  8.      Financial Statements and Supplementary Data..............................................................     24
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     48

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................................     49
ITEM 11.      Executive Compensation...................................................................................     51
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........................................     53
ITEM 13.      Certain Relationships and Related Transactions...........................................................     53

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     55
              Signatures...............................................................................................     59


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the
forward-looking   information  contained  in  the  Management's  Discussion  and
Analysis (pages 13 to 23) and other statements made in this Form 10-K and in other filings with the SEC.

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

     the impact of changes in consumer demand;

     the impact of weather on the volume and quality of raw product;

     the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

     the continuation of the Company's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies) and the availability of acquisition and alliance opportunities;

     the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

     the Company's ability to service debt.

                         GENERAL DEVELOPMENT OF BUSINESS

Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The terms "Company" and "Agrilink Foods" mean "Agrilink Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Agrilink Foods is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac"). Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. On March 1, 2000, the Cooperative announced it will being doing business as Agrilink. In addition, the board of directors of Agrilink Foods, Inc., a wholly-owned subsidiary of the Cooperative, and Pro-Fac have agreed to conduct joint meetings, coordinate their activities, and to act on a consolidated basis. Although Pro-Fac Cooperative, Inc. will continue to be the legal entity of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it will be presented as Agrilink for all other communications.

Pro-Fac and Agrilink Foods operate under the guidance of the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink Foods, for Agrilink Foods to provide market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink Foods. Pro-Fac is required to reinvest at least 70 percent of any additional patronage income in Agrilink Foods. To preserve the independence of Agrilink Foods, the Pro-Fac Marketing Agreement also requires that certain directors of Agrilink Foods be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

Under the Pro-Fac Marketing Agreement, Agrilink Foods manages the business and affairs of Pro-Fac and provides all personnel and administrative support required. Pro-Fac pays Agrilink Foods a quarterly fee of $25,000 for these services.

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and a consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $16.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "New Notes"). See NOTE 5 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11-7/8 Percent due 2008." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The New Credit Facility and the New Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Facility and New Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2000, approximately 64 percent of the Company's net sales were branded and the remainder divided between private label and food service/industrial. The
Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded, and battered products which are sold to customers such as Albertson's, Kroger, Fleming, Piggly Wiggly, Safeway, Wal-Mart/Sam's, SuperValu, Topco, Wegmans and Winn-Dixie. The Company's food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Borden's, Church's, Disney, Food Service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

The Company has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Company's four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, Southern specialty side dishes, and stewed tomatoes. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2000 vegetable product line net sales represented approximately 68 percent of the Company's total net sales. Within this product line net sales of approximately 61 percent represented branded products, 18 percent represented private label products and 21 percent represented food service/industrial products.

On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company, subsidiary of Dean Foods. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate. Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

On December 17, 1999, the Company sold its Cambria, Wisconsin processing facility to Del Monte. This facility was primarily utilized for canning operations.

On November 8, 1999, the Company sold its Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. This sale did not include the Company's retail branded canned vegetables Veg-All and Freshlike.

On September 24, 1998, Agrilink Foods acquired the DFVC frozen and canned vegetable businesses. DFVC was one of the leading processors of vegetables in the United States selling its products under well-known brands such as Birds Eye, Freshlike, and Veg-All, and various private labels.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Company is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2000, fruit product line net sales represented approximately 9 percent of the Company's total net sales. Within this product line, net sales of approximately 55 percent represented branded products, 13 percent represented private label products, and 32 percent represented food service/industrial products.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. In fiscal 2000 snacks net sales represented approximately 7 percent of the Company's total net sales. Within this product line, net sales of approximately 93 percent represented branded products, 5 percent represented private label products, and 2 percent represented food service/industrial products.

Effective June 24, 2000, Agrilink Foods acquired the Flavor Destinations Trademark for snack items and will manufacture and market this regional brand through its Tim's Cascade Chips business in Auburn, Washington.

Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Effective March 10, 1998, the Company acquired the majority of the assets and the business of C&O Distributing Company ("C&O") of Canton, Ohio. C&O was a former distributor for Snyder of Berlin products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. Within this product line, net sales of approximately 75 percent represented branded products, 20 percent represented private label products, and 5 percent represented food service/industrial products. In fiscal 2000 canned meals net sales represented approximately 5 percent of the Company's total net sales.

Other: The Company's other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2000, other net sales represented approximately 5 percent of the Company's total net sales.

On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J. M. Smucker Company.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998, which are included in this report, reflect the information relating to those segments for each of the Company's last three fiscal years.

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

Effective March 31, 1998, the Company entered into a multiyear logistic agreement under which GATX Logistics provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement included the sale of the Company's labeling equipment and distribution center.

On June 27, 1997, Americold acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold manages this facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

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

Snacks             Snyder of Berlin,  Thunder  Crunch,  Tim's Cascade Chips, La Restaurante,  Erin's,  Husman,  Naturally Good,
                   Beehive, Pops-Rite, Savoral, Super Pop, Flavor Destinations

Canned Meals       Nalley, Mariners Cove, Riviera

Other              Bernstein's, Nalley

(1)  An application has been filed and registration is pending.

(2)  Represent trademarks of Great Lakes Kraut Company, LLC.  The Company owns a 50 percent interest in this joint venture.



                              RAW MATERIAL SOURCES

The Company acquired approximately 55 percent of the raw agricultural products supplied by Pro-Fac from members of the Cooperative. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

The Company is cooperating with environmental authorities in remedying various minor environmental matters at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2000, total capital expenditures of the Company were $25.4 million of which approximate $0.1 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.5 million for the 2001 fiscal year. However, there can be no assurance that expenditures will not be higher.

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

                             COMPETITIVE CONDITIONS

All products of the Company, particularly branded products, compete with those of other national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

Quality of product and uniformity of quality are important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product that it purchases. The members of Pro-Fac generally operate relatively large production operations with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2000, marketing programs for national brands focused primarily on Birds Eye Voila! and Birds Eye Baby Vegetables. The national advertising campaign included television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

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

The percentage of sales under brand names owned and promoted by the Company amount to approximately 64 percent; food service/industrial represent approximately 20 percent; and private label sales currently represent approximately 16 percent.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by the Company compete with the nationally advertised brands of leading food processors, including Del Monte, Green Giant, Heinz, Frito-Lay, Kraft, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Company to be reliable. Such data was obtained or derived from consultants'
reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company, operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 25 employees are employed within this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

The Company also focuses on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and food service businesses.

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products has not been material.

During fiscal 1999, Birds Eye Voila!, a frozen all-in-one meal product that includes vegetables, pasta, seasonings, and bite sized pieces of grilled chicken breast in a variety of flavors was introduced. Fiscal 2000 net sales for Birds Eye Voila! were approximately $102.5. Fiscal 1999 net sales for Birds Eye Voila! were $74.8 million which reflects nine months of activity due to the date of the DFVC Acquisition.

                                    EMPLOYEES

As of June 24, 2000, the Company had 5,289 full-time employees, of whom 3,703 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 2,134 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Agrilink Foods or one of its subsidiaries or leased from unaffiliated third parties. All of the properties owned by Agrilink Foods are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Company also has dispersed warehouse locations to facilitate the distribution of finished products. Agrilink Foods believes that its facilities are in good condition and suitable for the operations of the Company.

The Company's Alton, New York property is held for sale.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale, certain public warehouses leased by the Company from unaffiliated third parties from time to time, and facilities owned by the Company's joint venture, Great Lakes Kraut Company,
LLC). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Product Line)                                Location                              Square Feet

Vegetables:
Warehouse                                                         Sodus, MI                                 243,138
Warehouse and office, public storage facility (1)                 Vineland, NJ                              191,710
Freezing plant, warehouse, office and dry storage                 Barker, NY                                123,600
Freezing plant                                                    Bergen, NY                                138,554
Cold storage and repack facility and public storage warehouse     Brockport, NY                             429,052
Canning plant and warehouse, freezing plant                       Oakfield, NY                              263,410
Office, freezing plant, cold storage and repackaging facility     Montezuma, GA                             591,300
Office, freezing plant and cold storage                           Alamo, TX                                 114,446
Office, freezing plant and cold storage                           Bridgeville, DE                           104,383
Freezing plant and repack plant                                   Celaya, Mexico                            318,620
Freezing plant and distribution center                            Darien, WI                                348,800
Freezing plant, repack and warehouse                              Fairwater, WI                             178,298
Repack plant and distribution center                              Fulton, NY                                263,268
Canning and freezing plant and office                             Green Bay, WI                             492,446
Canning plant and warehouse                                       Hortonville, WI                            78,000
Freezing plant and repack plant(1)                                Oxnard, CA                                 39,082
Repack plant(1)                                                   San Antonio, TX                            20,445
Freezing plant and warehouse                                      Uvalde, TX                                146,625
Freezing plant, repack and warehouse                              Watsonville, CA                           207,600
Freezing plant, repack and warehouse                              Waseca, MN                                258,475
Labeling plant and distribution center(1)                         Fond du Lac, WI                           330,000
Receiving and grading station (1)                                 Cornelius, OR                              11,700
Receiving and grading station (1)                                 Mount Vernon, WA                          110,806
Receiving and grading station (1)                                 Aurora, WA                                  6,800
Office building, warehouse and tank yards                         Enumclaw, WA                               87,313
Plant, warehouse, and tank yards                                  Tacoma, WA                                295,468

Fruits:
Canning plant and warehouse                                       Red Creek, NY                             153,076
Manufacturing plant and warehouse                                 Fennville, MI                             350,000
Canning plant and warehouse                                       Lawton, MI                                142,000



                                            FACILITIES UTILIZED BY THE COMPANY (Continued)

Type of Property (By Product Line)                                Location                              Square Feet

                                                                                                               Snacks:
Manufacturing plant                                               Ridgway, IL                                50,000
Distribution and warehouse                                        North Bend, NE                             50,000
Office, plant and warehouse                                       Berlin, PA                                190,225
Administrative, plant, warehouse and distribution center (1)      Auburn, WA                                 34,000
Plant, warehouse and distribution center                          Auburn, WA                                 37,442
Office, plant and warehouse                                       Cincinnati, OH                            113,576
Distribution center                                               Elwood City, PA                             8,000
Distribution center                                               Monessen, PA                               10,000
Distribution center                                               Coraopolis, PA                             15,000
Distribution center                                               Canton, OH                                  8,200

Canned Meals:
Canning plant, warehouse and distribution center                  Tacoma, WA                                313,488

Other:
Office building, manufacturing plant and warehouse                Tacoma, WA                                372,164
Parking lot and yards (1)                                         Tacoma, WA                                305,470
Office Building - Fuller Building (1)                             Tacoma, WA                                 60,000
Headquarters office (1)                                           Rochester, NY                              76,372

(1)Leased from third parties, although certain related equipment is owned by the Company.

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

ITEM 6. SELECTED FINANCIAL DATA


                              Agrilink Foods, Inc.

                        FIVE YEAR SELECTED FINANCIAL DATA

(Dollars in Thousands)
                                                                                        Fiscal Year Ended June
                                                            ----------------------------------------------------------------------
                                                               2000            1999           1998            1997           1996
                                                            -----------    -----------    -----------     -----------    ----------
Consolidated Summary of Operations:
   Net sales                                                $ 1,182,627    $ 1,210,506    $   719,665     $   730,823    $  739,094
   Cost of sales                                               (809,633)      (854,768)      (524,082)       (539,081)     (562,926)
                                                            -----------    -----------    -----------     -----------    ----------
   Gross profit                                                 372,994        355,738        195,583         191,742       176,168
   Selling, administrative, and general expenses               (279,337)      (287,672)      (141,837)       (145,392)     (156,067)
   Gains on sales of assets                                       6,635         64,734              0           3,565             0
   Restructuring (including disposals)                                0         (5,000)             0               0        (5,871)
   Income from joint venture                                      2,418          2,787          1,893               0             0
                                                            -----------    -----------    -----------     -----------    ----------
   Operating income before dividing with Pro-Fac                102,710        130,587         55,639          49,915        14,230
   Interest expense                                             (78,054)       (65,339)       (30,633)        (35,030)      (41,998)
   Amortization of debt issue costs associated with the
     Bridge Facility                                                  0         (5,500)             0               0             0
                                                            -----------    -----------    -----------     -----------    ----------
   Pretax income/(loss) before dividing with Pro-Fac and
     before extraordinary item and cumulative effect of
       an accounting change                                      24,656         59,748         25,006          14,885       (27,768)
   Pro-Fac share of (income)/loss before extraordinary
     item and cumulative effect of an accounting change         (12,328)        (1,658)       (12,503)         (7,442)        9,037
                                                            -----------    -----------    -----------     -----------    ----------
   Income/(loss) before taxes, extraordinary item, and
     cumulative effect of an accounting change                   12,328         58,090         12,503           7,443       (18,731)
   Tax (provision)/benefit                                       (5,904)       (24,770)        (5,689)         (3,668)        6,853
                                                            -----------    -----------    -----------     -----------    ----------
   Income/(loss) before extraordinary item and
     cumulative effect of an accounting change                    6,424         33,320          6,814           3,775       (11,878)
   Extraordinary item relating to the early extinguishment
     of debt (net of income taxes and after dividing
       with Pro-Fac)                                                  0        (16,366)             0               0             0
   Cumulative effect of an accounting change (net of
   income taxes and after dividing with Pro-Fac)                      0              0              0           1,747             0
                                                            -----------    -----------    -----------     -----------    ----------
   Net income/(loss)                                        $     6,424    $    16,954    $     6,814     $     5,522    $  (11,878)
                                                            ===========    ===========    ===========     ===========    ==========
Balance Sheet Data:
   Working capital                                          $   254,094    $   225,363    $   108,075     $    84,060    $  107,875
   Ratio of current assets to current liabilities                 2.2:1          2.0:1          1.9:1           1.8:1         2.0:1
   Total assets                                             $ 1,098,887    $ 1,110,061    $   568,971     $   542,561    $  634,250
   Long-term debt and senior-subordinated notes
     (excludes current portion)                             $   644,712    $   668,316    $   229,937     $   222,829    $  309,683

Other Statistics:
     Average number of employees:
     Regular                                                      5,510          6,040          3,620           3,507         3,886
     Seasonal                                                     2,152          2,838          1,125           1,068         1,478


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 1998 through fiscal 2000.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines including: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Bean. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within this category include Bernstein's and Nalley.

The following tables illustrate the Company's results of operations by product line for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998, and the Company's total assets by product line at June 24, 2000, June 26, 1999, and June 27, 1998.

EBITDA1,2
(Dollars in Millions)

                                                                Fiscal Years Ended
                                ----------------------------------------------------------------------------------
                                      June 24, 2000                June 26, 1999                  June 27, 1998
                                                 % of                           % of                         % of
                                   $             Total             $           Total             $           Total
                                 -----          ------          -----          -----          -----          -----
Vegetables                        93.8           69.4            64.2           61.7           20.3            26.3
Fruits                            15.7           11.6            10.8           10.4           21.0            27.2
Snacks                             9.8            7.3             5.8            5.5            8.3            10.7
Canned Meals                       8.6            6.4             8.4            8.1            8.6            11.1
Other                              6.5            4.8             5.3            5.1            1.8             2.3
                                 -----          -----           -----          -----           ----           -----
   Continuing segments           134.4           99.5            94.5           90.8           60.0            77.6
Businesses sold3                   0.7            0.5             9.6            9.2           17.3            22.4
                                 -----          -----           -----          -----           ----           -----
     Total                       135.1          100.0           104.1          100.0           77.3           100.0
                                 =====          =====           =====          =====           ====           =====

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

2 Excludes the gains on sales of assets, restructuring charges, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)
                                                                              Fiscal Years Ended
                                                ----------------------------------------------------------------------------------
                                                    June 24, 2000                June 26, 1999                  June 27, 1998
                                              ----------------------          ----------------------        ----------------------
                                                               % of                           % of                           % of
                                                 $             Total             $             Total           $             Total
                                              -------          -----          -------         ------         -----           -----
Vegetables                                      800.7           67.7            734.7          60.7          233.1            32.4
Fruits                                          110.4            9.3            111.5           9.2          119.7            16.6
Snacks                                           87.3            7.4             87.9           7.3           83.7            11.6
Canned Meals                                     60.3            5.1             64.2           5.3           64.0             8.9
Other                                            54.5            4.6             73.0           6.0           58.6             8.2
                                              -------          -----          -------         -----          -----          ------
     Continuing segments                      1,113.2           94.1          1,071.3          88.5          559.1            77.7
Businesses sold1                                 69.4            5.9            139.2          11.5          160.6            22.3
                                              -------          -----          -------         -----          -----           -----
     Total                                    1,182.6          100.0          1,210.5         100.0          719.7           100.0
                                             ========          =====          =======         =====          =====           =====

1  Includes net sales of operations sold.  See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                                              Fiscal Years Ended
                                                ---------------------------------------------------------------------------------
                                                    June 24, 2000                June 26, 1999                  June 27, 1998
                                               ---------------------           -------------------           --------------------
                                                              % of                           % of                           % of
                                                 $            Total              $           Total            $             Total

Vegetables                                      65.4           68.0            43.9           61.9           11.4            20.5
Fruits                                          13.9           14.4             8.4           11.8           17.1            30.7
Snacks                                           6.7            7.0             3.3            4.7            6.1            11.0
Canned Meals                                     6.7            7.0             6.5            9.2            6.8            12.2
Other                                            4.6            4.8             3.7            5.2           (0.3)           (0.5)
                                                ----          -----            ----         ------           ----           -----
   Continuing segments                          97.3          101.2            65.8           92.8           41.1            73.9
Businesses sold2                                (1.2)          (1.2)            5.1            7.2           14.5            26.1
                                                ----          -----            ----         ------           ----           -----
     Total3                                     96.1          100.0            70.9          100.0           55.6           100.0
                                                ====          =====            ====         ======           ====           =====

1 Excludes the gains on sales of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $78.1 million, $70.8 million, and $30.6 million for the years ended June 24, 2000, June 26, 1999, and June 27, 1998, respectively, results in pretax income before dividing with Pro-Fac and before extraordinary item. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)

                                                                              Fiscal Years Ended
                                               -----------------------------------------------------------------------------------
                                                    June 24, 2000                June 26, 1999                  June 27, 1998
                                               ---------------------           --------------------         ----------------------
                                                              % of                           % of                           % of
                                                 $            Total                $          Total           $             Total

Vegetables                                      876.3          79.7             885.2         79.7          300.8            52.9
Fruits                                           80.0           7.2              91.1          8.3           87.4            15.4
Snacks                                           44.0           4.0              41.5          3.7           43.1             7.6
Canned Meals                                     45.9           4.2              46.7          4.2           49.7             8.7
Other                                            52.4           4.8              43.6          3.9           47.4             8.3
                                              -------         -----           -------        -----          -----           -----
   Continuing segments                        1,098.6          99.9           1,108.1         99.8          528.4            92.9
Businesses sold1                                  0.0           0.0               1.1          0.1           37.9             6.6
Assets held for sale                              0.3           0.1               0.9          0.1            2.7             0.5
                                              -------         -----           -------        -----          -----           -----
   Total                                      1,098.9         100.0           1,110.1        100.0          569.0           100.0
                                              =======         =====           =======        =====          =====           =====

1  Includes the assets of the operations sold.  See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1999 TO FISCAL 2000

Net income for fiscal 2000 of $6.4 million represented a $10.6 million decrease over fiscal 1999 net income of $17.0 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by gains on sales of assets, a restructuring charge, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results reflect 12 months of interest expense in the current year versus 9 months in the prior year for the additional debt associated with the DFVC Acquisition which occurred on September 24, 1998. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing operations, as presented on page 13 in the EBITDA table included in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner.

While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing segments increased $39.9 million, or 42.2 percent, to $134.4 million in fiscal 2000 from $94.5 million in the prior fiscal year.

The vegetable product line accounts for a $29.6 million increase of the overall EBITDA. The improvement was impacted by both the results of the DFVC Acquisition, including its impact on the percentage of branded sales for the Company and the reduction in product costs resulting from synergistic savings. As a result of the date of the DFVC Acquisition, the operating results of the acquisition have been included for 12 months in fiscal 2000 and for 9 months in fiscal 1999. In addition, as anticipated at the acquisition date, a greater percentage of the Company's sales now come from its branded products. The Company's branded products yield a higher margin than its private label and food service categories. The Company has also benefited from a reduction in product costs during fiscal 2000 primarily associated with the synergistic savings achieved from the DFVC Acquisition and other consolidation efforts. Specifically, the Company has benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations. Market conditions within the frozen vegetable category caused by lower consumer demand and retail consolidation have, however, offset the increases outlined above. According to industry data, for the 52-week period ended June 25, 2000, there has been an overall decrease in the total frozen vegetable category of 4.0 percent in unit volume. For the same 52-week period ended June 25, 2000, the decrease in the frozen vegetable private label category was 4.7 percent in unit volume. As management does not anticipate an improvement in the current market conditions in the immediate future, efforts will continue to be focused on cost savings initiatives and innovative go-to-market strategies.

The Company's fruit category showed an increase of approximately $4.9 million. This improvement results from a return to the Company's historical pricing strategy and a reduction in promotional spending in fiscal 2000. Fiscal 1999 results also included spending of $0.9 million for a new product launch. No such costs were incurred in fiscal 2000.

Snacks showed an increase of $4.0 million due to changes in product mix. During fiscal 2000, a greater percentage of sales were associated with the potato chip category which carries a higher margin than the Company's popcorn product line. In addition, fiscal 1999 results were impacted by a strike at the Snyder of Berlin facility. This action resulted in incremental costs of approximately $2.5 million in the prior year. The matter was settled in the first quarter of fiscal 2000. Management believes its current relationship with these employees is good.

Canned meals showed a modest increase of $0.2 million due primarily to production efficiencies and a reduction in raw product costs within the chili category.

The other product line, which is primarily comprised of salad dressings, showed an improvement of $1.2 million due to changes in product mix and benefits from reductions in raw product costs.

Net Sales: Total net sales decreased $27.9 million or 2.3 percent, to $1,182.6 million in fiscal 2000 from $1,210.5 million in fiscal 1999. Excluding businesses sold, net sales increased by $41.9 million, or 3.9 percent, to $1,113.2 million in fiscal 2000 from $1,071.3 million in fiscal 1999.

The increase in net sales from continuing operations is primarily attributable to an increase of $66.0 million within the vegetable product line. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for 12 months during fiscal 2000 versus nine months of results in fiscal 1999 resulted in incremental sales of approximately $86.2 million. Excluding this impact, vegetable net sales have declined $20.2 million and, as highlighted above, this decline is primarily attributable to lower consumer demand and retail consolidations which occurred throughout the year.

Net sales for the fruit product line decreased $1.1 million in fiscal 2000 to $110.4 million from $111.5 million in fiscal 1999. While the Company's pie filling category exceeded the prior year, decreases were highlighted within its applesauce category due to competitive pricing within the industry.

Net sales for snacks decreased by $0.6 million in fiscal 2000. Improvements were highlighted in the potato chip category, however, these amounts were offset by declines in popcorn due to both a decrease in volume and pricing.

Net sales for canned meals declined $3.9 million in fiscal 2000 primarily attributable to a decline in sales volume in private label chili.

The other product line, while it primarily consists of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. The majority of the $18.5 million decrease in the other product line is associated with the decline in government demand for these items.

Operating Income: Operating income of $102.7 million in fiscal 2000 decreased approximately $27.9 million from $130.6 million in fiscal 1999. Excluding the impact of businesses sold and other non-recurring items as identified on page 14, operating income from continuing operations increased from $65.8 million in fiscal 1999 to $97.3 million in fiscal 2000. This represents an improvement of $31.5 million or 47.9 percent. As highlighted in the discussion of EBITDA from continuing segments, the increase is attributable to the date of and benefits from the DFVC Acquisition and other repositioning efforts.

Additionally, while the Company experienced significant benefits from its efforts in fiscal 1999 to consolidate warehouses and other logistics operations, the decline in sales resulting from the current industry trend has caused inventory levels to increase. Storage and handling costs associated with the increase in inventory approximate $13 million. Management has taken significant steps to mitigate those costs for fiscal 2001 by both reducing crop intake and adopting innovative go-to-market strategies.

Gains on Sales of Assets: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. The proceeds of approximately $3.2 million were applied to the Term Loan Facility.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate.

Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products for a minimum 10-year period at market pricing.

On December 17, 1999 Agrilink Foods announced they had completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The Company received proceeds of approximately $10.5 million from the sale of its Cambria, Wisconsin facility which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction. The sale includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 1 to the "Notes to Consolidated Financial Statements."

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. The decrease of $0.4 million over the prior year is attributable to the sale of assets. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $12.8 million to $78.1 million in fiscal 2000 from $65.3 million in fiscal 1999. The increase in interest is, therefore, associated with debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Company's size. As a result of the date of the DFVC Acquisition interest expense has been included for 12 months in fiscal 2000 and 9 months in fiscal 1999. In addition, this increase is associated with an overall increase in prevailing interest rates which occurred over the last year.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Pro-Fac Share of Income Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing Agreement. Under the Pro-Fac Marketing Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

In fiscal 2000, 90 percent of earnings on patronage products exceeded 50 percent of all pretax earnings of the Company. Accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

As the gain on the sale of the aseptic operations was a non-patronage transaction, the Pro-Fac share of earnings in fiscal 1999 was recorded at 90 percent of the earnings on patronage products.

Tax Provision: The tax provision of $5.9 million in fiscal 2000 represents a reduction of $18.9 million from the prior year. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations and the tax benefit of $2.1 million associated with the amortization of debt issue costs also in fiscal 1999. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Company's effective tax rate. As previously outlined, the Company's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $16.4 million (net of income taxes of $10.4 million and after allocation to Pro-Fac of $1.7 million).

                     CHANGES FROM FISCAL 1998 TO FISCAL 1999

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

After the DFVC Acquisition, DFVC was merged into the Company. This entity has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition has strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Net income for fiscal 1999 of $17.0 million represented a $10.2 million increase over fiscal 1998 net income of $6.8 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by acquisitions, gains on sales of assets, a restructuring charge, an increase in interest expense and depreciation expense associated with the DFVC Acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes that, to summarize results, an evaluation of EBITDA from continuing operations, as presented on page 13 in the EBITDA table included in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner. While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing operations increased a net $34.5 million or 57.5 percent, to $94.5 million in the current fiscal year from $60.0 million in the prior fiscal year.

The vegetable product line accounts for a $43.9 million increase of the overall EBITDA increase and is primarily attributable to the DFVC Acquisition. While this product line benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category was negatively impacted by market conditions within the frozen private label segment as a result of lower demand, industry oversupply, and resulting declines in pricing.

The Company's fruit category showed a decrease of approximately $10.2 million primarily due to a change in the Company's pricing and promotional strategy within this product line.

Snacks were impacted by competitive pricing within the popcorn product line as an increase in production from foreign countries such as Argentina which reduced selling prices. In addition, the potato chip category was negatively impacted by a strike at the Snyder of Berlin facility during the spring of 1999 which resulted in additional costs of approximately $2.5 million.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

Net Sales: Total net sales increased $490.8 million or 68.2 percent, to $1,210.5 million in fiscal 1999 from $719.7 million in fiscal 1998. Excluding businesses sold, net sales increased by $512.2 million, or 91.6 percent, to $1,071.3 million in fiscal 1999 from $559.1 million in fiscal 1998.

The increase in net sales from continuing operations is primarily attributable to the $501.6 million increase within the vegetable product line as a result of the DFVC Acquisition. In addition, during fiscal 1998, the Company became the sole supplier of frozen vegetables for the Sam's national club stores. Full distribution under this contract was achieved in fiscal 1999. These improvements within the preexisting vegetable operations were offset by a decline in the frozen private label segment. Beginning in January of 1999 and continuing through fiscal 1999, the private label frozen vegetable segment, as reported by several sources, has experienced a decline in unit sales of between 7 and 10 percent.

Net sales for the fruit product line decreased $8.2 million in fiscal 1999 to $111.5 million from $119.7 million in fiscal 1998. As a result of a change in pricing and promotional strategy, the Company experienced a decline in its branded pie filling volume and an increase in its private label volume throughout fiscal 1999. Management returned its historic pricing and promotional strategy and improvements in this product line occurred.

Net sales for snacks increased by $4.2 million in fiscal 1999 as a result of unit volume primarily within the potato chip category.

The other product line showed an increase of $14.4 million. This increase is attributable to sales from the production of canned products primarily for use by the military and other governmental operations. This business was obtained through the DFVC acquisition and, thus, there were no such sales in fiscal 1998. This increase was offset by declines within the salad dressings category caused by competitive pressures.

Operating Income: Operating income of $130.6 million in fiscal 1999 increased approximately $75.0 million from $55.6 million in fiscal 1998. Excluding the impact of businesses sold and other non-recurring items as identified on page 14, operating income from continuing operations increased from $41.1 million in fiscal 1998 to $65.8 million in fiscal 1999. This represented an improvement of $24.7 million or 60.1 percent.

Vegetables showed improvements of $32.5 million or 285.1 percent. The vegetable product line obtained through the DFVC Acquisition accounted for $54.7 million of this increase, while preexisting vegetable operations showed a decline of $22.2 million. The preexisting vegetable operations showed margin erosion resulting from the downward trend in the private label frozen vegetable market as previously highlighted. In addition, the reduction in the volume of frozen vegetable product repackaged and sold resulted in a higher per unit cost. Additionally, incremental warehousing costs (storage, handling, and shipping) of approximately $5.0 million were incurred to consolidate the operations of the Company's frozen vegetable business as part of the DFVC Acquisition.

Fruits showed a decline of $8.7 million from $17.1 million in fiscal 1998 to $8.4 million in fiscal 1999. Pie filling accounted for a decline of $6.1 million due to the change in pricing and promotional strategy discussed above. Applesauce showed declines of $1.4 million due to the reduction in pricing resulting from an increased industry supply. The remaining decline resulted from incremental costs associated with a new product launch in fiscal 1999.

Snacks showed a decline of $2.8 million from $6.1 million in fiscal 1998 to $3.3 million in fiscal 1999. The decline resulted from costs associated with the strike at the Snyder of Berlin facility of approximately $2.5 million and the competitive pressures within the popcorn category.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to canned products sold to the military as highlighted above and reductions in costs and promotional spending.

Gains on Sales of Assets: In conjunction with the DFVC Acquisition, the Company sold its aseptic business to Dean Foods. The purchase price of $80 million was based upon an appraisal completed by an independent appraiser. The gain recognized on the sale was approximately $61.2 million.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 1 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.9 million over the prior year is attributable to increases in volume and improvements in pricing. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $34.7 million to $65.3 million in fiscal 1999 from $30.6 million in fiscal 1998. This increase is associated with debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities due to the increase in the Company's size.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Pro-Fac Share of Income Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing Agreement. Under the Pro-Fac Marketing Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Due to the recognition of the gain on the sale of the aseptic operations in fiscal 1999, the Pro-Fac share of earnings was recorded at 90 percent of the earnings on patronage products in the prior year. The reduction in the Company's preexisting vegetable product line and its fruit product line, as described above, caused the decline in additional patronage earnings.

Tax Provision: The provision for taxes increased $19.1 million to $24.8 million in fiscal 1999 from $5.7 million in fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gain on sale of assets. This amount was offset by a $2.1 million tax benefit resulting from the amortization of debt issue costs associated with the Bridge Facility. The remaining variance is impacted by the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at
NOTE 6 to the "Notes to Consolidated Financial Statements."

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2000 compared to fiscal 1999.

Net cash used in operating activities of $17.7 million in fiscal 2000 increased $5.8 million from the fiscal 1999 balance of $11.9 million. This increase primarily results from an increase in inventories due to the decline in net sales resulting from lower consumer demand and retail consolidation, offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances.

Net cash used in investing activities was significantly impacted by the DFVC Acquisition in fiscal 1999. The purchase of property, plant and equipment increased $3.3 million to $25.4 million in fiscal 2000 from $22.1 million in fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC Acquisition and was for general operating purposes.

Net cash used in financing activities in fiscal 2000 was primarily associated with mandatory prepayments, including proceeds from the disposition of assets. In addition, the Company's outstanding notes payable balance (the Revolving Credit Facility) was approximately $5.7 million at June 24, 2000. The balance on this facility at June 26, 1999 was approximately $18.9 million. The reduction was primarily attributable to changes in operating activities outlined above. The financing activities in fiscal 1999 were significantly impacted by the DFVC Acquisition and the activities completed concurrently with the acquisition to refinance existing indebtedness.

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into a new credit facility ("New Credit Facility") with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B
Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2000 weighted-average rate of interest applicable to the Term Loan Facility was 9.51 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

Utilizing outstanding balances at June 24, 2000, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year    Term Loan A        Term Loan B         Term Loan C       Total
-----------    -----------        -----------         -----------       -----
                              (Dollars in millions)
    2001         $  10.0            $  0.4             $   0.4         $  10.8
    2002            10.0               0.4                 0.4            10.8
    2003            10.0               0.4                 0.4            10.8
    2004             9.2               0.4                 0.4            10.0
    2005             0.0             190.5                 0.4           190.9
    2006             0.0               0.0               195.0           195.0
                 -------            ------              ------         -------
                 $  39.2            $192.1              $197.0         $ 428.3
                 =======            ======              ======         =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During fiscal 2000, Agrilink Foods made mandatory prepayments of $10.0 million from proceeds of the sale of the Cambria facility and the pickle operations. In addition, during fiscal 2000, principal payments of $8.3 million were made on the Term Loan Facilities.

The Company's obligations under the New Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen Foods, which is a subsidiary of Pro-Fac); and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries (excluding AgriFrozen Foods, which is a subsidiary of Pro-Fac).

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the New Credit Facility, the assets, liabilities, and results of operations of AgriFrozen, Inc., which is a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, the Company negotiated an amendment to the original covenants. In conjunction with this amendment, the Company incurred a fee of approximately $2.6 million. This fee is being amortized over the remaining life of the New Credit Facility. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

Senior Subordinated Notes - 11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of six additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

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

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2001 and 2002 will be approximately $25 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 2000 and 1999, Agrilink Foods has focused on its core businesses and growth opportunities. During fiscal 1999, the Company acquired the frozen and canned vegetable business of Dean Foods. The Company believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements."

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

Management believes that the decrease in consumer demand will result in an increased supply throughout the industry. Accordingly, this increase in supply along with the current trend of the decline of 4.7 percent in unit volume within the private label frozen vegetable category has negatively impacted the Company's margin in the third and fourth quarters of fiscal 2000 and continues to date.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

OTHER MATTERS:

Recently Issued Accounting Statements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Agrilink Foods currently is investigating the impact of this pronouncement.

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

The following is a summary of the Company's interest rate swap agreements:

                                                       June 24, 2000
                                                       -------------
Interest Rate Swap:
Variable to Fixed - notional amount                    $250,000,000
   Average pay rate                                     4.96-5.32%
   Average receive rate                                    6.29%
   Maturities through                                      2001

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

Foreign Currency: The Cooperative hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward exchange contracts hedging foreign currency transactions are recorded in earnings upon settlement. In fiscal 2000, the Cooperative entered into forward exchange contracts to hedge aggregate foreign currency exposures of approximately $11.5 million. The forward exchange contracts have varying maturities ranging from July 2000 to April 2001 with cash settlements made at maturity based upon rates agreed to at contract inception.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
     ITEM                                                                                                                  Page

Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   25
   Report of Independent Accountants.......................................................................................   26
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
       for the years ended June 24, 2000, June 26, 1999, and June 27, 1998.................................................   27
     Consolidated Balance Sheets at June 24, 2000 and June 26, 1999........................................................   28
     Consolidated Statements of Cash Flows for the years ended June 24, 2000, June 26, 1999, and June 27, 1998.............   29
     Notes to Consolidated Financial Statements............................................................................   31


              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the page following the "Report of Independent Accountants." These statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

August 1, 2000

                        Report of Independent Accountants

To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations and accumulated retained earnings/(deficit) and of cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 24, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the three years ended in the period June 24, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998 when read in conjunction with the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

     PRICEWATERHOUSECOOPERS LLP

     Rochester, New York
     August 1, 2000

                              FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)

                                                                                         Fiscal Years Ended
                                                                           ------------------------------------------------
                                                                           June 24, 2000     June 26, 1999    June 27, 1998
                                                                           -------------     -------------    -------------
Net sales                                                                   $ 1,182,627       $ 1,210,506      $    719,665
Cost of sales                                                                  (809,633)         (854,768)         (524,082)
                                                                            -----------       -----------      ------------
Gross profit                                                                    372,994           355,738           195,583
Selling, administrative, and general expenses                                  (279,337)         (287,672)         (141,837)
Gains on sales of assets                                                          6,635            64,734                 0
Restructuring                                                                         0            (5,000)                0
Income from joint venture                                                         2,418             2,787             1,893
                                                                            -----------       -----------      ------------
Operating income before dividing with Pro-Fac                                   102,710           130,587            55,639
Interest expense                                                                (78,054)          (65,339)          (30,633)
Amortization of debt issue costs associated with the Bridge Facility                  0            (5,500)                0
                                                                            -----------       -----------      ------------
Pretax income before dividing with Pro-Fac and before extraordinary
   item                                                                          24,656            59,748            25,006
Pro-Fac share of income before extraordinary item                               (12,328)           (1,658)          (12,503)
                                                                            -----------       -----------      ------------
Income before taxes and extraordinary item                                       12,328            58,090            12,503
Tax provision                                                                    (5,904)          (24,770)           (5,689)
                                                                            -----------       -----------      ------------
Income before extraordinary item                                                  6,424            33,320             6,814
Extraordinary item relating to the early extinguishment of debt (net
   of income taxes and after dividing with Pro-Fac)                                   0           (16,366)                0
                                                                            -----------       -----------      ------------
Net income                                                                        6,424            16,954             6,814
Accumulated deficit at beginning of period                                       (2,424)          (11,878)          (11,878)
Dividends to Pro-Fac                                                                  0            (7,500)           (6,814)
                                                                            -----------       -----------      ------------
Accumulated earnings/(deficit) at end of period                             $     4,000       $    (2,424)     $    (11,878)
                                                                            ===========       ===========      ============
Accumulated other comprehensive income at beginning of period               $      (763)      $      (608)     $          0
Minimum pension liability adjustment                                                238              (155)             (608)
                                                                            -----------       -----------      ------------
Accumulated other comprehensive income at end of period                     $      (525)      $      (763)     $       (608)
                                                                            ===========       ===========      ============

Net income                                                                  $     6,424       $    33,320      $      6,814
Other comprehensive income:
   Minimum pension liability                                                        238              (155)             (608)
                                                                            -----------       -----------      ------------
Comprehensive income                                                        $     6,662       $    33,165      $      6,206
                                                                            ===========       ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                     ASSETS

                                                                                                       June 24,          June 26,
                                                                                                         2000              1999
                                                                                                    ------------       -----------
Current assets:
   Cash and cash equivalents                                                                         $     4,994       $     6,540
   Accounts receivable trade, net of allowances for doubtful accounts of
     $887 and $1,202, respectively                                                                        95,499            81,430
   Accounts receivable, other                                                                              9,855             6,184
   Income taxes refundable                                                                                 7,331             9,360
   Current deferred tax asset                                                                             11,552            15,565
   Inventories -
     Finished goods                                                                                      250,112           247,389
     Raw materials and supplies                                                                           45,185            46,181
                                                                                                     -----------       -----------
       Total inventories                                                                                 295,297           293,570
                                                                                                     -----------       -----------
   Current investment in CoBank                                                                            2,927             2,403
   Prepaid manufacturing expense                                                                          20,296            18,217
   Prepaid expenses and other current assets                                                              18,706            17,989
                                                                                                     -----------       -----------
       Total current assets                                                                              466,457           451,258
Investment in CoBank                                                                                      15,893            19,693
Investment in Great Lakes Kraut Company, LLC                                                               6,775             6,679
Property, plant, and equipment, net                                                                      317,994           339,753
Assets held for sale at net realizable value                                                                 339               890
Goodwill and other intangible assets, net of accumulated amortization of $28,248
   and $22,031, respectively                                                                             258,545           260,733
Other assets                                                                                              23,484            21,655
Note receivable due from Pro-Fac                                                                           9,400             9,400
                                                                                                     -----------       -----------
       Total assets                                                                                  $ 1,098,887       $ 1,110,061
                                                                                                     ===========       ===========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                                     $     5,700       $    18,900
   Current portion of obligations under capital leases                                                       218               208
   Current portion of long-term debt                                                                      16,583             8,670
   Accounts payable                                                                                       80,687            96,800
   Accrued interest                                                                                       11,398             5,476
   Accrued employee compensation                                                                          10,114            13,717
   Other accrued expenses                                                                                 64,138            60,242
   Due to Pro-Fac                                                                                          9,141            15,067
   Due to AgriFrozen                                                                                      14,384             6,815
                                                                                                     -----------       -----------
       Total current liabilities                                                                         212,363           225,895
Obligations under capital leases                                                                             520               568
Long-term debt                                                                                           644,712           668,316
Deferred income tax liabilities                                                                           32,262            23,174
Other non-current liabilities                                                                             29,852            28,224
                                                                                                     -----------       -----------
       Total liabilities                                                                                 919,709           946,177
                                                                                                     -----------       -----------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares outstanding, owned by Pro-Fac                                   0                 0
   Additional paid-in capital                                                                            175,703           167,071
   Accumulated earnings/(deficit)                                                                          4,000            (2,424)
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                                   (525)             (763)
                                                                                                     -----------       -----------
       Total shareholder's equity                                                                        179,178           163,884
                                                                                                     -----------       -----------
       Total liabilities and shareholder's equity                                                    $ 1,098,887       $ 1,110,061
                                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows

(Dollars in Thousands)

                                                                                                 Fiscal Years Ended
                                                                                    -----------------------------------------------
                                                                                    June 24, 2000   June 26, 1999     June 27, 1998
                                                                                    -------------   -------------     -------------
Cash Flows From Operating Activities:
   Net income                                                                        $  6,424          $ 16,954          $  6,814
   Adjustments to reconcile net income to net cash (used in) operating activities -
     Extraordinary item relating to the early extinguishment of debt
      (net of income taxes and after dividing with Pro-Fac)                                  0           16,366                0
     Gains on sales of assets                                                          (6,635)          (64,734)                0
     Loss on disposal of assets                                                             0               353                 0
     Amortization of goodwill and other intangibles                                     8,768             9,396             3,581
     Amortization of debt issue costs (including fees associated with
      the Bridge Facility)                                                              4,318             7,678               800

     Interest in-kind on Subordinated Promissory Note                                   1,571               782                 0
     Depreciation                                                                      30,313            23,804            18,009
     Equity in undistributed earnings of CoBank                                          (102)             (520)             (715)
     Provision for deferred taxes                                                       9,000             9,742               281
     Provision for losses on accounts receivable                                          201               208                17
     Change in assets and liabilities:
       Accounts receivable                                                            (15,276)           (2,048)           (9,293)
       Inventories and prepaid manufacturing                                          (51,802)           33,083           (25,654)
       Income taxes payable/refundable                                                  2,029            (3,193)           (1,209)
       Accounts payable, and accrued expenses                                          (8,477)          (51,768)           18,269
       Due (from)/to Pro-Fac                                                           (5,926)              683            (1,720)
       Other assets and liabilities                                                     7,888            (8,695)          (11,322)
                                                                                     --------          --------         ---------
Net cash (used in)/provided by operating activities                                   (17,706)          (11,909)           (2,142)
                                                                                     --------          --------         ---------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                         (25,428)          (22,064)          (14,056)
   Proceeds from disposals                                                             64,360            93,486            12,794
   Proceeds from sales of idle facilities                                                   0             1,427                 0
   Proceeds from investment in CoBank                                                   3,378             2,795             1,611
   Cash paid for acquisitions                                                            (250)         (443,531)           (7,423)
                                                                                     --------          --------         ---------
Net cash provided by/(used in) investing activities                                    42,060          (367,887)           (7,074)
                                                                                     --------          --------         ---------
Cash Flows From Financing Activities:
   Net proceeds from notes payable                                                    (13,200)           18,900                 0
   Proceeds from issuance of long-term debt                                                 0           677,100            18,180
   Payments on long-term debt                                                         (18,470)         (287,574)           (8,076)
   Payments on capital leases                                                            (238)             (282)             (616)
   Cash paid for debt issuance costs and amendments                                    (2,624)          (19,354)                0
   Capital contribution by Pro-Fac                                                      8,632                 0             8,752
   Dividends paid to Pro-Fac                                                                0            (7,500)           (6,814)
                                                                                     --------          --------         ---------
Net cash (used in)/provided by financing activities                                   (25,900)          381,290            11,426
                                                                                     --------          --------         ---------
Net change in cash and cash equivalents                                                (1,546)            1,494             2,210
Cash and cash equivalents at beginning of period                                        6,540             5,046             2,836
                                                                                     --------          --------         ---------
Cash and cash equivalents at end of period                                           $  4,994          $  6,540          $  5,046
                                                                                     ========          ========         =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
     Interest (net of amount capitalized)                                            $ 72,132          $ 68,422         $  30,062
                                                                                     ========          ========         =========
     Income taxes refunded/(paid), net                                               $  6,637          $(12,935)        $  (6,617)
                                                                                     ========          ========         =========

Acquisition of Flavor Destinations Trademark:
   Goodwill and other intangible assets                                              $    250          $      0          $      0

Acquisition of Erin's Gourmet Popcorn:
       Inventories                                                                   $      0          $     33          $      0
       Property, plant, and equipment                                                       0                26                 0
       Goodwill and other intangible assets                                                 0               554                 0
                                                                                     --------          --------         ---------
                                                                                     $      0          $    613          $      0
                                                                                     ========          ========         =========

The accompanying notes are an integral part of these financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                                Fiscal Years Ended
                                                                                 June 24, 2000    June 26, 1999      June 27, 1998

     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                        $      0          $24,201          $      0
       Current deferred tax asset                                                        0           30,645                 0
       Inventories                                                                       0          195,674                 0
       Prepaid expenses and other current assets                                         0            6,374                 0
       Property, plant, and equipment                                                    0          154,527                 0
       Assets held for sale                                                              0               49                 0
       Goodwill and other intangible assets                                              0          182,010                 0
       Accounts payable                                                                  0          (40,865)                0
       Accrued employee compensation                                                     0           (8,437)                0
       Other accrued expenses                                                            0          (75,778)                0
       Long-term debt                                                                    0           (2,752)                0
       Subordinated promissory note                                                      0          (22,590)                0
       Other assets and liabilities, net                                                 0           (2,453)                0
                                                                                  --------          --------         --------
                                                                                  $      0          $440,605         $      0
                                                                                  ========          ========         ========

     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                        $      0          $   420          $      0
       Inventories                                                                       0              153                 0
       Property, plant, and equipment                                                    0               51                 0
       Goodwill and other intangible assets                                              0            3,303                 0
       Other accrued expenses                                                            0             (251)                0
       Obligation for covenant not to compete                                            0           (1,363)                0
                                                                                  --------          --------         --------
                                                                                  $      0          $ 2,313          $      0
                                                                                  ========          ========         ========

     Acquisition of DelAgra:
       Accounts receivable                                                        $      0          $     0          $    403
       Inventories                                                                       0                0             3,212
       Prepaid expenses and other current assets                                         0                0                81
       Property, plant, and equipment                                                    0                0             1,842
       Goodwill and other intangible assets                                              0                0             1,508
       Other accrued expenses                                                            0                0              (433)
                                                                                  --------          --------         --------
                                                                                  $      0          $     0          $  6,613
                                                                                  ========          ========         ========
     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                             $      0          $     0          $     54
       Goodwill and other intangible assets                                              0                0               756
                                                                                  --------          --------         --------
                                                                                  $      0          $     0          $    810
                                                                                  ========          ========         ========

     Investment in Great Lakes Kraut Company, LLC:
       Inventories                                                                $      0          $     0          $  2,175
       Prepaid expenses and other current assets                                         0                0               409
       Property, plant, and equipment                                                    0                0             6,966
       Other accrued expenses                                                            0                0               (62)
                                                                                  --------          --------         --------
                                                                                  $      0          $     0          $  9,488
                                                                                  ========          ========         ========

Supplemental schedule of non-cash investing and financing activities:

   Capital lease obligations incurred                                             $    171          $   320          $    222
                                                                                  ========          ========         ========

The accompanying notes are an integral part of these financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). On March 1, 2000, the Cooperative announced it will begin doing business as Agrilink. In addition, the board of directors of Agrilink Foods and Pro-Fac have agreed to conduct joint meetings, coordinate their activities, and to act on a consolidated basis. Although Pro-Fac Cooperative will continue to be the legal entity of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it will be presented as Agrilink for all other communications.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year: The fiscal year of Agrilink Foods corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 2000, 1999, and 1998 each comprised 52 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1999 and 1998 have been reclassified to conform with the current presentation.

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which have improved annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $3.3 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated within the next 12 months.

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

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 24, 2000 or June 26, 1999.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 24, 2000 and June 26, 1999 were $1,106,000 and $2,777,000, respectively. Reductions to the reserve were recorded in fiscal 2000 as related inventory was disposed.

Investment in CoBank: The Company's investment in CoBank is required as a condition of borrowing. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal year 2000, 1999, and 1998 amounted to $147,000, $743,000, and $1,023,000, respectively.

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

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999 were approximately $2,758,000, $7,678,000, and $800,000, in fiscal
2000, 1999, and 1998, respectively.

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

Foreign Currency: The Cooperative hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward exchange contracts hedging foreign currency transactions are recorded in earnings upon settlement. In fiscal 2000, the Cooperative entered into forward exchange contracts to hedge aggregate foreign currency exposures of approximately $11.5 million. The forward exchange contracts have varying maturities ranging from July 2000 to April 2001 with cash settlements made at maturity based upon rates agreed to at contract inception.

Recently Issued Accounting Statements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Agrilink Foods currently is investigating the impact of this pronouncement.

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 24, 2000 and June 26, 1999 was $5.2 million and $6.3 million, respectively.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 2000, 1999, and 1998 amounted to approximately $43,195,000, $38,158,000, and $9,878,000, respectively.

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

         Long-Term Investments: The carrying value of the investment in CoBank was $18.8 million at June 24, 2000. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

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

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2000, 1999, and 1998 the CMV for all crops supplied by Pro-Fac amounted to $69.6 million, $62.2 million, and $58.5 million, respectively.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac's board of directors. The volume and type of crops to be purchased by Agrilink Foods from Pro-Fac under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on

Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For the fiscal years 2000 and 1998 such additional patronage income amounted to $12.3 million and $12.5 million, respectively. During fiscal 1999, there was no additional patronage income. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink in 1994, Pro-Fac has invested an additional $29.9 million in the Company.

In the first quarter of fiscal 1999, the Company reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing, long-term obligation due from Pro-Fac having a 10-year maturity.

NOTE 3.       ACQUISITIONS AND DISPOSALS

Fiscal 2000 -

Sale of Pickle Business: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. Net proceeds of approximately $3.2 million were applied to the Term Loan Facility.

This transaction did not include any other products carrying the Nalley brand name, including prepared canned meal products. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate.

Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products for a minimum 10-year period at market pricing.

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, the Company completed the sale of Agrilink Foods' Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. The Company received proceeds of approximately $42.4 million which were applied to borrowings outstanding under the Company's Revolving Credit Facility. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include the Company's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction. The sale also includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Fiscal 1999 -

Sale of Adams Brand Peanut Butter Operations: On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

Acquisition of Erin's Gourmet Popcorn: On January 5, 1999, the Company acquired the assets of Erin's Gourmet Popcorn ("Erin's"), a Seattle-based, ready-to-eat popcorn manufacturer. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million. Intangibles of approximately $0.6 million were recorded in conjunction with this transaction and are being amortized over 3 to 30 years. The operations from Erin's have been included in the Company's statement of operations since the acquisition date.

The effects of the Erin's acquisition are not material, and accordingly, have been excluded from the pro forma information presented below.

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

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

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and DFVC as if the acquisition had occurred at the beginning of the 1999 fiscal year.

(Dollars in Millions)
                                                       Fiscal Year Ended
                                                        June 26, 1999
                                                       -----------------

Net sales                                                  $ 1,307.6
Income before extraordinary items                          $    23.4
Net income                                                 $     7.0

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $16.4 million (net of income taxes and after dividing with Pro-Fac) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note

Offering.  See NOTE 5 - "Debt - Senior  Subordinated  Notes 11-7/8  Percent (due
2008)." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

Acquisition of J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributed snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 5 to 30 years.

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation. The operations from Hopay have been included in the Company's statement of operations since the acquisition date.

Fiscal 1998 -

Sale of Michigan Distribution Center: Effective March 31, 1998, the Company entered into a multiyear logistics agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement included the sale of the Company's labeling equipment and distribution center. The Company received proceeds of $12.6 million for the equipment and facility which were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

Acquisition of DelAgra Corp.: Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.6 million. Goodwill of approximately $0.6 million and $0.9 million for a covenant not to compete were recorded in conjunction with this transaction. These amounts are being amortized over 30 and 5 years, respectively. The operations of DelAgra Corp. have been included in the Company's Statement of Operations since the acquisition date.

Acquisition of C&O Distributing Company.: Effective March 9, 1998, the Company acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributes snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles of approximately $0.8 million were recorded in conjunction with this transaction and are being amortized over 30 years. The operations of C&O have been included in the Company's Statement of Operations since the acquisition date.

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                            Fiscal Years Ended
                             ------------------------------------------------
                             June 24, 2000     June 26, 1999    June 27, 1998
                             -------------     -------------    -------------

Net sales                      $   32,200        $   30,174       $   27,620
Gross profit                   $    9,150        $    9,392       $    7,439
Operating income               $    5,488        $    6,267       $    4,411
Net income                     $    4,836        $    5,575       $    3,786

Condensed Balance Sheet
(Dollars in Thousands)

                               June 24, 2000     June 26, 1999
                               -------------     -------------

Current assets                 $   12,464        $   14,112
Noncurrent assets              $   22,081        $   21,669
Current liabilities            $   13,158        $   13,237
Noncurrent liabilities         $    4,579        $    5,736

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 24, 2000 and June 26, 1999:

(Dollars in Thousands)

                                                    June 24, 2000                                  June 26, 1999
                                       ---------------------------------------      -------------------------------------------
                                          Owned        Leased                          Owned          Leased
                                          Assets       Assets          Total           Assets         Assets            Total
                                       -----------   ----------      ---------      ----------      ----------       ----------

Land                                   $   14,143    $       0       $  14,143      $   15,554      $       0        $   15,554
Land improvements                           7,297            0           7,297           7,907              0             7,907
Buildings                                 108,055          395         108,450         106,414            395           106,809
Machinery and equipment                   287,532          936         288,468         280,241            827           281,068
Construction in progress                   13,228            0          13,228          17,599              0            17,599
                                       ----------    ---------       ---------      ----------      ---------        ----------
                                          430,255        1,331         431,586         427,715          1,222           428,937
Less accumulated depreciation            (112,888)        (704)       (113,592)        (88,620)          (564)          (89,184)
                                       ----------    ---------       ---------      ----------      ---------        ----------
Net                                    $  317,367    $     627       $ 317,994      $  339,095      $     658        $  339,753
                                       ==========    =========       =========      ==========      =========        ==========
Obligations under capital leases1                    $     738                                      $     776
Less current portion                                      (218)                                          (208)
                                                     ---------                                      ---------
Long-term portion                                    $     520                                      $     568
                                                     =========                                      =========

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $691,000, $259,000, and $248,000 in fiscal 2000, 1999, and 1998, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 2000:

(Dollars in Thousands)

Fiscal Year Ending Last                   Capital    Operating    Total Future
   Saturday In June                       Leases       Leases      Commitment
-----------------------                   -------    ----------   ------------
       2001                               $   294    $   4,690     $   4,984
       2002                                   222        2,647         2,869
       2003                                   147        1,584         1,731
       2004                                   121          826           947
       2005                                    89          403           492
   Later years                                 35          314           349
                                          -------    ---------     ---------
Net minimum lease payments                    908    $  10,464     $  11,372
                                                     =========     =========
Less amount representing interest            (170)
                                          -------
Present value of minimum lease payments   $   738
                                          =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $13,631,000, $13,596,000, and $12,250,000 for fiscal years 2000, 1999, and 1998, respectively.

NOTE 5.       DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                   June 24,            June 26,
                                                     2000                1999
                                                  ----------         ----------

Bank debt                                         $  428,300         $  446,600
Senior Subordinated Notes                            200,015            200,015
Subordinated Promissory Note (net of discount)        26,144             23,372
Other                                                  6,836              6,999
                                                  ----------         ----------
Total debt                                           661,295            676,986
Less current portion                                 (16,583)            (8,670)
                                                  ----------         ----------
Total long-term debt                              $  644,712         $  668,316
                                                  ==========         ==========

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B
Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2000 weighted-average rate of interest applicable to the Term Loan Facility was 9.51 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Utilizing outstanding balances at June 24, 2000, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year   Term Loan A        Term Loan B         Term Loan C         Total
-----------   -----------        -----------         -----------        -------
                             (Dollars in millions)
    2001        $  10.0            $   0.4             $    0.4         $  10.8
    2002           10.0                0.4                  0.4            10.8
    2003           10.0                0.4                  0.4            10.8
    2004            9.2                0.4                  0.4            10.0
    2005            0.0              190.5                  0.4           190.9
    2006            0.0                0.0                195.0           195.0
                -------            -------             --------         -------
                $  39.2            $ 192.1             $  197.0         $ 428.3
                =======            =======             ========         =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During fiscal 2000, Agrilink Foods made mandatory prepayments of $10.0 million from proceeds of the sale of the Cambria facility and the pickle operations. In addition, during fiscal 2000, principal payments of $8.3 million were made on the Term Loan Facilities.

The Company's obligations under the New Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, Inc., which is a subsidiary of Pro-Fac), and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's subsidiaries (excluding AgriFrozen, Inc.).

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, Inc., which is a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, the Company negotiated an amendment to the original covenants. In conjunction with this amendment, the Company incurred a fee of approximately $2.6 million. This fee is being amortized over the remaining life of the New Credit Facility. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

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

Senior Subordinated Notes - 11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of the Company's subsidiaries.

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

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of six additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

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

Revolving Credit Facility (Notes Payable): Borrowings under short-term Revolving Credit Facilities were as follows:

(Dollars in Thousands)
                                                                    Fiscal Years Ended
                                                  -----------------------------------------------------
                                                  June 24, 2000       June 26, 1999       June 27, 1998
                                                  -------------       -------------       -------------
Balance at end of period                            $    5,700          $  18,900           $       0
Rate at fiscal year end                                 9.375%                8.2%                0.0%
Maximum outstanding during the period               $  156,100          $ 116,200           $  66,000
Average amount outstanding during the period        $   90,800          $  76,700           $  51,300
Weighted average interest rate during the period           8.5%               7.8%                7.0%

Agrilink Foods also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 2000. As of June 24, 2000, there were $14.2 million in letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

Fair Value: The estimated fair value of long-term debt outstanding was approximately $615.5 million and $673.7 million at June 24, 2000 and June 26, 1999, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt of $6.8 million carries rates up to 10 percent at June 24, 2000.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 2001, $16.6 million; 2002, $11.2 million; 2003, $11.1 million; 2004, $10.3 million, and 2005, $190.6 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) of an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 24, 2000, there was no obligation under this provision. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

NOTE 6.       TAXES ON INCOME

Taxes on income before extraordinary item include the following:

(Dollars in Thousands)
                                         Fiscal Years Ended
                           ------------------------------------------------
                           June 24, 2000   June 26, 1999      June 27, 1998
                           -------------   -------------      -------------
 Federal -
   Current                   $ (2,886)         $13,012          $  4,534
   Deferred                     8,098            8,765               730
                             --------          -------          --------
                                5,212           21,777             5,264
                             --------          -------          --------
 State and foreign -
   Current                       (210)           2,016               874
   Deferred                       902              977              (449)
                             --------          -------          --------
                                  692            2,993               425
                             --------          -------          --------
                             $  5,904          $24,770          $  5,689
                             ========          =======          ========

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and extraordinary item is as follows:

                                                                                   Fiscal Years Ended
                                                                  ----------------------------------------------------
                                                                  June 24, 2000      June 26, 1999       June 27, 1998
                                                                  -------------      -------------       -------------

Statutory federal rate                                                 35.0%            35.0%                35.0%
State and foreign income taxes, net of federal income tax benefit       5.6%             3.5%                 4.6%
Goodwill amortization                                                  10.3%             5.9%                 7.7%
Dividend received reduction                                            (0.3)%           (0.4)%               (2.4)%
Other, net                                                             (2.7)%           (1.4)%                0.6%
                                                                      -----             ----                 ----
Effective Tax Rate                                                     47.9%            42.6%                45.5%
                                                                      =====             ====                 ====

The deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                                       June 24, 2000         June 26, 1999
                                                                       -------------         -------------
Liabilities
   Depreciation                                                         $  (39,101)            $ (28,468)
   Goodwill and other intangible assets                                     (5,796)               (1,379)
   Prepaid manufacturing expense                                            (7,895)               (7,086)
   Prepaid expenses and other current assets                                     0                (1,672)
   Investment in Great Lakes Kraut Company, LLC                             (1,727)               (1,892)
   Discount on Subordinated Promissory Notes                                (2,415)               (2,882)
                                                                        ----------             ---------
                                                                           (56,934)              (43,379)
                                                                        ----------             ---------
Assets
   Inventories                                                              11,190                 9,182
   Credits and operating loss carryforwards                                  7,515                 1,538
   Accrued employee compensation                                             1,084                 5,316
   Insurance accruals                                                        3,259                 4,422
   Pension/OPEB accruals                                                    10,752                 7,353
   Restructuring reserve                                                       661                 1,556
   Promotional reserves                                                        374                   867
   Other                                                                     7,141                 6,945
                                                                        ----------             ---------
                                                                            41,976                37,179
                                                                        ----------             ---------
   Net deferred liabilities                                                (14,958)               (6,200)
   Valuation allowance                                                      (5,752)               (1,409)
                                                                        ----------             ---------
     Total                                                              $  (20,710)            $  (7,609)
                                                                        ==========             =========

During fiscal 2000, the Company recorded a valuation allowance in the amount of $4.3 million. This valuation allowance was primarily established for state net operating losses and credit generated during the year. As the Company cannot assure that realization is more likely than not to occur, a valuation allowance has been established.

During fiscal year 1999, the Company utilized the $5.5 million of net operating loss carryforwards ($1.9 million of tax). The benefits for these net operating losses had been recorded in previous years.

In January 1995, the Boards of Directors of Agrilink Foods and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink Foods to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink Foods and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date, a consolidated return has been filed incorporating Agrilink Foods and Pro-Fac. Tax expense is allocated to Agrilink Foods based on its operations.

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

Pension cost for fiscal years ended 2000, 1999, and 1998 includes the following components:

(Dollars in Thousands)

                                                                                       Pension Benefits
                                                                          ----------------------------------------
                                                                                      Fiscal Years Ended
                                                                          ----------------------------------------
                                                                          June 24, 2000              June 26, 1999
                                                                          -------------              -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $  110,833                   $  101,504
   Service cost                                                                 6,520                        4,727
   Interest cost                                                                7,592                        6,953
   Plan participants' contributions                                               160                          242
   Amendments                                                                   2,296                            0
   Actuarial (gain)/loss                                                      (16,122)                       4,976
   Benefits paid                                                               (9,584)                      (7,569)
                                                                           ----------                   ----------
     Benefit obligation at end of period                                      101,695                      110,833
                                                                           ----------                   ----------
Change in plan assets:
   Fair value of assets at beginning of period                                108,183                      107,253
   Actual return on plan assets                                                12,941                        8,000
   Employer contribution                                                          256                          257
   Plan participants' contributions                                               160                          242
   Benefits paid                                                               (9,584)                      (7,569)
                                                                           ----------                   ----------
     Fair value of assets at end of period                                    111,956                      108,183
                                                                           ----------                   ----------
Plan funded status:                                                            10,261                       (2,650)
   Unrecognized prior service cost                                              2,181                         (131)
   Unrecognized actuarial gain                                                (29,217)                     (10,810)
   Union plans                                                                      0                          (31)
                                                                           ----------                   ----------
     Accrued benefit liability prior to additional minimum liability          (16,775)                     (13,622)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                  (17,300)                     (14,385)
   Accumulated other comprehensive income                                         525                          763
                                                                           ----------                   ----------
     Net amount recognized                                                 $  (16,775)                  $  (13,622)
                                                                           ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                                  8.0%                        7.0%
   Expected return on plan assets                                                 9.5%                       10.0%
   Rate of compensation increase                                                  4.5%                        4.5%



                                                                                  Pension Benefits
                                                                  --------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  --------------------------------------------------
                                                                  June 24, 2000     June 26, 1999      June 27, 1998
                                                                  -------------     -------------      -------------
Components of net periodic benefit cost:
   Service cost                                                       $ 6,520          $  4,727          $ 2,796
   Interest cost                                                        7,592             6,953            6,776
   Expected return on plan assets                                     (10,604)          (10,528)          (8,708)
   Amortization of prior service cost                                     (16)              (15)             (22)
   Amortization of gain                                                   (51)             (741)            (593)
   Union costs                                                             37                81               88
                                                                      --------         --------          -------
   Net periodic cost                                                  $ 3,478          $    477          $   337
                                                                      ========         ========          =======

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                    Supplemental Executive Retirement Plan            Excess Benefit Retirement Plan
                                    --------------------------------------          -----------------------------------
                                              Fiscal Years Ended                            Fiscal Years Ended
                                    --------------------------------------          -----------------------------------
                                    June 24, 2000           June 26, 1999           June 24, 2000         June 26, 1999
                                    -------------           -------------           -------------         -------------
Projected benefit obligation          $ 1,729                 $  1,895                 $  1,159             $  1,128
Accumulated benefit obligation          1,729                    1,895                      834                  855
Plan assets                                 0                        0                        0                    0

Postretirement Benefits Other Than Pensions: Generally, other than pensions, the Company does not pay retirees' benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The plan's funded status was as follows:

(Dollars in Thousands)
                                                                                        Other Benefits
                                                                           ----------------------------------------
                                                                                      Fiscal Years Ended
                                                                           ----------------------------------------
                                                                           June 24, 2000              June 26, 1999
                                                                           -------------              -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $    6,507                   $    2,758
   Service cost                                                                   184                           90
   Interest cost                                                                  433                          250
   (Decrease due to sale)/increase due to acquisition                            (295)                       2,065
   Actuarial (gain)/loss                                                         (715)                       1,932
   Benefits paid                                                                 (456)                        (588)
                                                                           ----------                   ----------
     Benefit obligation at end of period                                        5,658                        6,507
                                                                           ----------                   ----------
Change in plan assets:
   Fair value of assets at beginning of period                                      0                            0
   Employer contribution                                                          456                          588
   Benefits paid                                                                 (456)                        (588)
                                                                           ----------                   ----------
     Fair value of assets at end of period                                          0                            0
                                                                           ----------                   ----------
Plan funded status:                                                            (5,658)                      (6,507)
   Unrecognized actuarial loss                                                    717                        1,886
                                                                           ----------                   ----------
     Accrued benefit liability                                                 (4,941)                      (4,621)
Amounts recognized in the statement of financial position consist of:

   Accrued benefit liability                                                   (4,941)                      (4,621)
                                                                           ----------                   ----------
     Net amount recognized                                                 $   (4,941)                  $   (4,621)
                                                                           ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                                  8.0%                        7.0%
   Expected return on plan assets                                                  N/A                          N/A
   Rate of compensation increase                                                  4.5%                        4.5%


                                                                                          Other Benefits
                                                                        ---------------------------------------------------
                                                                        June 24, 2000     June 26, 1999       June 27, 1998
                                                                        -------------     -------------       -------------
Components of net periodic benefit cost:
   Service cost                                                           $     184          $     90           $       6
   Interest cost                                                                433               250                 198
   Amortization of loss/(gain)                                                  159                 0                 (10)
                                                                          ---------          --------           ---------
   Net periodic benefit cost                                              $     776          $    340           $     194
                                                                          =========          ========           =========

For measurement purposes, a 8.5 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

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

                                                                     1-Percentage       1-Percentage
                                                                     Point Increase     Point Decrease
                                                                     --------------     --------------

Effect on total of service and interest cost components               $    47,913        $    (43,868)
Effect on postretirement benefit obligation                           $   283,765        $   (260,670)

Retirements Savings and Incentive Plan: Under the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the plan if certain pre-established earnings goals are achieved. In addition, the Company contributes 401(k) matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2000, 1999, and 1998 the Company allocated $955,000, $888,000, and
$475,000, respectively, in the form of matching contributions and $0, $0, and $400,000, respectively, in the form of incentive contributions for the benefit of its employees.

In addition, Agrilink Foods also maintains a Non-qualified Retirement Savings Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2000, 1999, and 1998, the Company allocated
$243,000, $208,000, and $131,000 respectively in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment.

Units issued in 1996 through 1999 vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. For units granted in 1996, the appreciated value of units in excess of the initial grant price is paid as cash compensation on the tenth anniversary of grant. The total units granted in 1996 were 248,511 at $13.38. For units granted in 1997, 1998 and 1999, the final value of the performance units is determined on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over each of the subsequent three years. The total units granted from 1997 through 1999 were 402,715 at $26.00 per unit in 1999, 308,628 at $21.88 per unit in 1998, and
176,278 at $25.04 per unit in 1997.

For units granted in 2000, the final value of the performance units is discretionary. Units granted in 2000 vest 100 percent on the fourth anniversary of grant. The total units granted in 2000 were 371,806.

Units forfeited since the inception of the plan include 8,731 at $26.00, 9,418 at $21.88, 18,362 at $25.04, and 27,165 at $13.38.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                                                      Fiscal Years Ended
                                                                          --------------------------------------------------
                                                                          June 24, 2000      June 26, 1999     June 27, 1998
                                                                          -------------      -------------     -------------
Net Sales:
   Vegetables                                                              $     800.7         $    734.7      $    233.1
   Fruits                                                                        110.4              111.5           119.7
   Snacks                                                                         87.3               87.9            83.7
   Canned Meals                                                                   60.3               64.2            64.0
   Other                                                                          54.5               73.0            58.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                       1,113.2         $  1,071.3           559.1
   Businesses sold                                                                69.4              139.2           160.6
                                                                           -----------         ----------       ---------
       Total                                                               $   1,182.6         $  1,210.5       $   719.7
                                                                           ===========         ==========       =========
Operating income:
   Vegetables1                                                             $      65.4         $     43.9       $    11.4
   Fruits                                                                         13.9                8.4            17.1
   Snacks                                                                          6.7                3.3             6.1
   Canned Meals                                                                    6.7                6.5             6.8
   Other                                                                           4.6                3.7            (0.3)
                                                                           -----------         ----------       ---------
     Continuing segments operating income                                         97.3               65.8            41.1
   Businesses sold                                                                (1.2)               5.1            14.5
                                                                           -----------         ----------       ---------
       Subtotal                                                                   96.1               70.9            55.6
Gains on sales of assets                                                           6.6               64.7             0.0
Restructuring                                                                      0.0               (5.0)            0.0
                                                                           -----------         ----------       ---------
Operating income before dividing with Pro-Fac                                    102.7              130.6            55.6
Interest expense                                                                 (78.1)             (65.3)          (30.6)
Amortization of debt issue costs associated with the Bridge Facility               0.0               (5.5)            0.0
                                                                           -----------         ----------       ---------
Pretax income before dividing with Pro-Fac and before extraordinary item   $      24.6         $     59.8       $    25.0
                                                                           ===========         ==========       =========
Total Assets:
   Vegetables                                                              $     876.3         $    885.2       $   300.8
   Fruits                                                                         80.0               91.1            87.4
   Snacks                                                                         44.0               41.5            43.1
   Canned meals                                                                   45.9               46.7            49.7
   Other                                                                          52.4               43.6            47.4
                                                                           -----------         ----------       ---------
     Continuing segments                                                       1,098.6            1,108.1           528.4
   Businesses sold                                                                 0.0                1.1            37.9
   Assets held for sale                                                            0.3                0.9             2.7
                                                                           -----------         ----------       ---------
       Total                                                               $   1,098.9         $  1,110.1       $   569.0
                                                                           ===========         ==========       =========
Depreciation expense:
   Vegetables                                                              $      22.3         $     16.7       $     9.2
   Fruits                                                                          1.7                2.3             3.5
   Snacks                                                                          2.4                1.7             1.6
   Canned meals                                                                    1.2                1.2             1.0
   Other                                                                           1.2                1.0             1.4
                                                                           -----------         ----------       ---------
     Continuing segments                                                          28.8               22.9            16.7
   Businesses sold                                                                 1.5                0.9             1.3
                                                                           -----------         ----------       ---------
       Total                                                               $      30.3         $     23.8       $    18.0
                                                                           ===========         ==========       =========

Amortization Expense:
   Vegetables                                                              $       6.1         $      7.0       $     1.1
   Fruits                                                                          0.1                0.1             0.3
   Snacks                                                                          0.8                0.9             0.6
   Canned meals                                                                    0.7                0.7             0.8
   Other                                                                           0.7                0.6             0.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                           8.4                9.3             3.4
   Businesses sold                                                                 0.4                0.1             0.2
                                                                           -----------         ----------       ---------
       Total                                                               $       8.8         $      9.4       $     3.6
                                                                           ===========         ==========       =========


(Dollars in Millions)                                Fiscal Years Ended
                                    --------------------------------------------------
                                    June 24, 2000      June 26, 1999     June 27, 1998
                                    -------------      -------------     -------------
Capital expenditures:
   Vegetables                        $      19.8         $     17.8       $     8.0
   Fruits                                    1.6                1.3             1.5
   Snacks                                    2.3                2.0             1.8
   Canned meals                              1.1                0.6             0.5
   Other                                     0.2                0.3             0.4
                                     -----------         ----------       ---------
     Continuing segments                    25.0               22.0            12.2
   Businesses sold                           0.4                0.1             1.9
                                     -----------         ----------       ---------
       Total                         $      25.4         $     22.1       $    14.1
                                     ===========         ==========       =========

1 The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company, LLC of $2.4 million, $2.8 million, and $1.9 million in fiscal 2000, 1999, and 1998, respectively. See NOTE 3 to the "Notes to Consolidated Financial Statements" - "Acquisitions and Disposals - Formation of New Sauerkraut Company."

NOTE 9.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the New Credit Facility. The covenants in the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

(Dollars in Thousands)
                                                Fiscal Year Ended
                                          --------------------------------
                                          June 24,    June 26,    June 27,
                                            2000        1999        1998
                                          --------    --------    --------

Summarized Statement of Operations:
   Net sales/royalty income             $   74,163   $ 33,026     $ 12,086
   Gross profit                             59,072     23,641        5,123
   Income from continuing operations        59,343     20,732        1,002
   Net income                               38,573     13,401        1,002

Summarized Balance Sheet:
   Current assets                       $    3,258   $  1,759     $  2,033
   Noncurrent assets                       211,107    217,684        7,129
   Current liabilities                       6,926      8,290        1,267

NOTE 10.      OTHER MATTERS

Transactions Between Agrilink Foods and AgriFrozen: Agrilink Foods purchases frozen vegetables from AgriFrozen Foods ("AgriFrozen"). AgriFrozen is a subsidiary of Pro-Fac. For fiscal 2000, the net sales amounted to approximately $22.4 million. At June 24, 2000, AgriFrozen had an accounts receivable from Agrilink of $10.3 million.

In addition, AgriFrozen entered into an administrative service agreement with Agrilink Foods. Agrilink Foods provides certain management, consulting, and administrative services. For the year ended June 24, 2000, AgriFrozen incurred approximately $1.0 million in service fees related to the agreement.

Legal Matters: The Company is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Company are of the opinion that none of these legal actions will have a material effect on the financial position of the Company.

Commitments: Agrilink Foods has guaranteed an approximate $3.0 million loan for the Great Lakes Kraut Company, LLC joint venture in which Agrilink Foods has a 50 percent interest.

The Company has also guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon the acquisition of Agrilink Foods by Pro-Fac, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11-7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors who are also directors, members or affiliates of Pro-Fac. The New Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and executive officers of the Company.

                                       Year of
             Name                       Birth                              Positions
----------------------------------    --------       -------------------------------------------------

Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

Earl L. Powers                          1944         Executive Vice President and Chief Financial Officer

Stephen R. Wright                       1947         Executive Vice President Agriculture and Secretary

William D. Rice(4)                      1934         Senior Vice President Strategic Development

David M. Mehalick                       1956         Vice President and Legal Counsel

Bruce R. Fox(2)                         1947         Director and Chairman of the Board

Cornelius D. Harrington, Jr.(3)         1927         Director

Steven D. Koinzan(2)                    1948         Director and Vice Chairman of the Board

Walter F. Payne(3)                      1936         Director

Paul E. Roe(2)                          1939         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

(4) Mr. Rice retired from the Company effective June 30, 2000.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1998 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1998 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, the Popcorn Institute, United Way of Greater Rochester, Genesee Valley American Heart Association, St. Leo College, the Rochester Institute of Technology School of Food, Hotel and Travel Management's National Advisory Board, and Chase Manhattan Bank's Northeast Regional Advisory Board.

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

William D. Rice has been Senior Vice President Strategic Development since February 1997 and Secretary of Agrilink Foods since 1989. He was Chief Financial Officer from 1969 to February 1997. He was Treasurer of Agrilink Foods from 1975 to 1996. He was Vice President-Finance of Agrilink Foods from 1969 to 1991. He was Assistant Treasurer of Pro-Fac from 1970 to February 1997 (Management Chief Financial Officer for Pro-Fac). Mr. Rice has retired from the company effective June 30, 2000.

Stephen R. Wright has been Executive Vice President since November 6, 1996 and was elected Secretary March 30, 2000. He was Senior Vice President - Procurement of the Company from November 1994 and Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990.

David M. Mehalick joined the company May 1, 1999 as Vice President and General Counsel. Prior to employment with the Company, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

Bruce R. Fox has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink and in fiscal 2000 was elected Chairman of the Board. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

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

Steven D. Koinzan has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink Foods and in fiscal 2000 was elected Vice Chairman of the board. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

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

Paul E. Roe was elected a Director of Agrilink in fiscal 2000. He has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Frank M. Stotz has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink Foods. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and three other most highly compensated executive officers of the Company, earned during fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                                                        RSIP/
                                                                                                                       Matching
                                                                                                                     Contributions
                                                                                           Annual                      Deferred
                                                                                       Compensation1                    Profit
Name and Principal Position                                       Year            Salary           Bonus2               Sharing
                                                                  ----          ---------        --------            ------------
Dennis M. Mullen -                                                 2000         $ 525,000        $       0             $  3,173
   President and Chief Executive Officer and Director              1999         $ 500,000        $       0             $  4,241
                                                                   1998         $ 432,256        $ 216,000             $  7,783

Earl L. Powers                                                     2000         $ 283,854        $       0             $  4,125
   Executive Vice President Finance and Chief Financial Officer    1999         $ 260,096        $       0             $  5,124
                                                                   1998         $ 239,327        $ 140,000             $  7,106

William D. Rice4                                                   2000         $ 271,014        $       0             $  3,752
   Senior Vice President Strategic Development                     1999         $ 271,014        $       0             $  4,781
                                                                   1998         $ 273,342        $100,000              $  5,019

David M. Mehalick3                                                 2000         $ 241,867        $       0             $      0
   Vice President and Legal Counsel                                1999         $  36,923        $       0             $      0

Stephen R. Wright                                                  2000         $ 212,160        $       0             $  3,120
   Executive Vice President Agriculture and Secretary              1999         $ 205,999        $       0             $  3,762
                                                                   1998         $ 200,154        $ 100,000             $  5,446

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

3  Mr. Mehalick's employment with the Company began May 1, 1999.

4  Mr. Rice retired from the Company on June 30, 2000.

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                      Estimated Future Payouts
                              (b)                        (c)                     Under Non-Stock Price Based Plans
                       Number of Shares          Performance or Other              (d)                    (e)
   (a)                  Units or Other          Period Until Maturation         Threshold               Target
  Name                Rights Granted (1)               or Payout                 ($ or #)             ($ or #)(2)
-----------------     ------------------        -----------------------         ---------             -----------
Dennis M. Mullen            82,850                     6/23/2004                    $0                      $0
Earl L. Powers              34,176                     6/23/2004                    $0                      $0
Stephen R. Wright           22,403                     6/23/2004                    $0                      $0
David M. Mehalick           27,838                     6/23/2004                    $0                      $0

(1) On June 29, 2000, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is discretionary. The performance units vest 100 percent on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 2000 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 29, 2000 grants from the Agrilink Foods Equity Value Plan is discretionary. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 2000 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 2000 performance, no payouts will be made from the plan relative to the options granted on June 29, 2000.

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

The approximate number of years of Plan participation under the Company's Pension Plan as of June 24, 2000, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-10, Earl L. Powers-9, Stephen R. Wright-26, and David M. Mehalick-0.

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

                               Pension Plan Table

    Final                                     Years of Plan Participation
 Average Pay            15              20               25               30                35
------------       --------        ---------         ---------        ---------         ---------
$  125,000         $ 21,476        $  27,988         $  34,530        $  41,120         $  47,915
   150,000           26,726           34,988            43,280           51,620            60,165
   175,000           31,976           41,988            52,030           62,120            72,415
   200,000           37,226           48,988            60,780           72,620            84,665
   225,000           42,476           55,988            69,530           83,120            96,915
   250,000           47,726           62,988            78,280           93,620           109,165
   275,000           52,976           69,988            87,030          104,120           121,415
   300,000           58,226           76,988            95,780          114,620           133,665
   325,000           63,476           83,988           104,530          125,120           145,915
   350,000           68,726           90,988           113,280          135,620           158,165
   375,000           73,976           97,988           122,030          146,120           170,415
   400,000           79,226          104,988           130,780          156,620           182,665

Termination Protection Provisions: The Company has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement. In addition, this agreement provides Mr. Mullen with a retention bonus in an amount equal to one year of his base salary as of September 1, 1998 if he continues to provide services to Agrilink Foods through August 31, 2001 in accordance to the reasonable terms and conditions of his employment.

Directors' Compensation: In fiscal 2000, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. The Pro-Fac President received an annual stipend of $12,000 per year, plus $400 per day for attending Board or Committee meetings. In fiscal 2000, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. In fiscal 2000, the Chairman of the Board received a fixed amount in lieu of the standard attendance fees and annual stipend of $24,700.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes all transactions were on terms no less favorable to the Company than could have been reached with unaffiliated third parties.

Borrowings by Pro-Fac: The New Credit Facility and Senior Subordinated Notes - 11-7/8 Percent (due 2008) permit the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the New Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated Notes - 11-7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its lending arrangements with CoBank, which is a cooperative, the Company has made investments in the bank. The Company made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the bank's capital needs, of its interest paid to the bank and (ii) a patronage rebate on interest paid to the bank based on the bank's earnings, which is paid in cash and capital certificates. As of June 24, 2000, the amount of the Company's investment in the Bank was approximately $18.8 million.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 2000, the following directors and executive officers of Pro-Fac, directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:

(Dollars in Thousands)

                                                                     RELATIONSHIP                             GROSS PURCHASES
        NAME                                                         TO PRO-FAC                                IN FISCAL 2000
                                                                                                            (Dollars in Thousands)
---------------------------------------------   --------------------------------------------------------    ----------------------
Dale E. Burmeister...........................    Director                                                          $    343
Robert V. Call, Jr...........................    Director                                                          $  3,711**
Peter R. Call................................    Director                                                          $  3,711**
Glen Lee Chase...............................    Director                                                          $     55
Tom R. Croner................................    Director and Secretary                                            $    111
Kenneth A. Dahlstedt.........................    Director                                                          $    266
Robert DeBadts...............................    Director                                                          $    401
Bruce R. Fox***..............................    Director and Chairman of the Board, President                     $  1,159
Steven D. Koinzan***.........................    Director and Vice Chairman of the Board, Vice President           $    469
Kenneth A. Mattingly.........................    Director                                                          $  1,388
Allan W. Overhiser...........................    Director                                                          $     64
Paul E. Roe***...............................    Director                                                          $    868
Darell Sarff.................................    Director                                                          $     95

*     Robert V. Call, Jr. resigned from the board effective February 2000.

**    Robert V. Call, Jr. and Peter R. Call both indirectly sold crops through My-T Acres, Inc.

***   Bruce Fox, Steven D. Koinzan, and Paul E. Roe are directors of both Pro-Fac and Agrilink Foods.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on October 15, 2000, at an annual cost of approximately $130,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                                 Page
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   25
   Report of Independent Accountants.....................................................................................   26
   Consolidated Financial Statements:
     Consolidated Statement of Operations, Accumulated (Earnings)/Deficit, and Comprehensive Income
       for the years ended June 24, 2000, June 26, 1999, and June 27, 1998...............................................   27
     Consolidated Balance Sheets at June 24, 2000 and June 26, 1999......................................................   28
     Consolidated Statements of Cash Flows for the years ended June 24, 2000, June 26, 1999, and June 27, 1998...........   29
     Notes to Consolidated Financial Statements..........................................................................   31

         (2)    The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                                                        SCHEDULE II
Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 24, 2000

                                                           Fiscal Year Ended
                                            June 24, 2000    June 26, 1999     June 27, 1998
                                            -------------    -------------     -------------
Allowance for doubtful accounts
  Balance at beginning of period            $  1,202,000     $    774,000      $    970,000
  Additions charged to expense                   201,000          208,000            17,000
  Deductions                                    (516,000)        (280,000)         (213,000)
  Increase due to acquisition*                         0          500,000                 0
                                            ------------     ------------      ------------
  Balance at end of period                  $    887,000     $  1,202,000      $    774,000
                                            ============     ============      ============

Inventory reserve**
  Balance at beginning of period            $  2,777,000     $    391,000      $    362,000
  Net change                                  (1,671,000)         290,000            29,000
  Increase due to acquisition*                         0        2,096,000                 0
                                            ------------     ------------      ------------
  Balance at end of period                  $  1,106,000     $  2,777,000      $    391,000
                                            ============     ============      ============

Tax valuation allowance***
  Balance at beginning of period            $  1,409,000     $  5,550,000      $  6,212,000
  Net change                                   4,343,000       (4,141,000)         (662,000)
                                            ------------     ------------      ------------
  Balance at end of period                  $  5,752,000     $  1,409,000      $  5,550,000
                                            ============     ============      ============

*    Represents the balance acquired in conjunction with the DFVC Acquisition.

**   Difference  between FIFO cost and market  applicable  to  inventories.  Reductions  to the reserve in fiscal 2000 were recorded as related inventory was disposed.

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

     (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


(b)   Reports on Form 8-K:


      No reports on Form 8-K were filed in the fourth quarter of fiscal 2000.

(c) EXHIBITS:
      Exhibit
      Number                                Description

        3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 27, 1997 and incorporated herein by reference).

        3.2      Certificate of Amendment to the Company's Certificate of Incorporation
                 (filed herewith).

        3.3      Bylaws of the Company (filed herewith).

        4.1 Indenture, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder
                 Bank & Trust  Company,  Inc., as Trustee (filed as Exhibit
                 4.1 to the Company's Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

        4.2 Form of 11[7/8]% Senior Subordinated Notes due 2008 (filed as Exhibit B, to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-4 filed January 5, 1999  (Registration
                 No. 333-70143) and incorporated herein by reference).

        4.3      Indenture,  dated as of  November  3,  1994,  among  PFAC,
                 Pro-Fac and IBJ Schroder Bank & Trust Company, as Trustee,
                 as amended by First  Supplemental  Indenture,  dated as of
                 November  3,  1994,  each with  respect  to the  Company's
                 12.25%  Senior  Subordinated  Notes  due  2005  (filed  as
                 Exhibit 4.1 to the  Company's  Registration  Statement  on
                 Form  S-4  filed  November  17,  1994   (Registration  No.
                 33-56517) and incorporated herein by reference).

        4.4 Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.4 herein) dated November 10, 1997
                 (filed as Exhibit 10.25 to the Company's  Annual Report on
                 Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference).

        4.5      Third  Supplemental   Indenture  (amending  the  Indenture
                 referenced in Exhibit 4.4 herein) dated September 24, 1998
                 (filed as Exhibit 10.26 to the Company's  Annual Report on
                 Form 10-K for the fiscal  year ended  June 26,  1999,  and incorporated herein by reference).

       10.1      Marketing and Facilitation Agreement, dated as of November
                 3, 1994, between Pro-Fac and the Company (filed as Exhibit
                 10.1 to the Company's Registration Statement on Form S-4 filed November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

       10.2 Amendment to Marketing and Facilitation Agreement between the Company and Pro-Fac dated September 23, 1998 (filed as
                 Exhibit  10.5 to the  Company's  Quarterly  Report on Form
                 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

       10.3      Management  Incentive  Plan, as amended  (filed as Exhibit
                 10.2 to the Company's Registration Statement on Form S-4 filed November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

       10.4      Supplemental  Executive Retirement Plan, as amended (filed as Exhibit 10.3 to the Company's Registration Statement on
                 Form  S-4  filed  November  17,  1994   (Registration  No.
                 33-56517) and incorporated herein by reference).

(c) EXHIBITS (Continued):
      Exhibit
       Number                                   Description

       10.5         Master  Salaried  Retirement  Plan,  as amended  (filed as
                    Exhibit 10.5 to the  Company's  Registration  Statement on
                    Form  S-4  filed  November  17,  1994   (Registration  No.
                    33-56517) and incorporated herein by reference).

       10.6         Non-Qualified  Profit  Sharing Plan, as amended  (filed as
                    Exhibit 10.6 to the  Company's  Registration  Statement on
                    Form  S-4  filed  November  17,  1994   (Registration  No.
                    33-56517) and incorporated herein by reference).

        10.7        Second  Amendment  to  Non-Qualified  Profit  Sharing Plan
                    (filed  as  Exhibit   10.14  to   Pro-Fac's   Registration
                    Statement  on Form S-1 filed June 15,  1995  (Registration
                    No. 33-60273) and incorporated herein by reference).

       10.8         Excess  Benefit  Retirement  Plan  (filed as Exhibit  10.7 to the
                    Company's  Registration  Statement on Form S-4 filed November 17, 1994
                    (Registration No. 33-56517) and incorporated herein by reference).

       10.9         Salary Continuation Agreement - Dennis M. Mullen (filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999 and incorporated herein by reference).

       10.10        Agrilink Equity Value Plan adopted June 24, 1996 (filed as
                    Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).

       10.11        OnSite   Services   Agreement   with  Systems  &  Computer
                    Technology (filed as Exhibit 10.21 to the Company's Annual
                    Report on Form 10-K for the  fiscal  year  ended  June 28,
                    1997 and incorporated herein by reference).

       10.12        Raw Product Supply Agreement with Seneca Foods Corporation
                    (filed as Exhibit 10.22 to the Company's  Annual Report on
                    Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

       10.13        Reciprocal Co-Pack Agreement with Seneca Foods Corporation
                    (filed as Exhibit 10.23 to the Company's  Annual Report on
                    Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

       10.14        Credit Agreement among the Company,  Pro-Fac  Cooperative,
                    Inc.,  and  Harris  Trust and  Savings  Bank,  and Bank of
                    Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated as of September 23, 1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
                    10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

       10.15        Subordinated  Promissory Note of the Company to Dean Foods
                    Company,  dated as of September 23, 1998 (filed as Exhibit
                    10.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

       10.16        First  Amendment to the Credit  Agreement  referenced in Exhibit
                    10.14 herein (filed as Exhibit 10.1 to the Company's Amended Quarterly
                    Report on Form 10-Q/A for the first fiscal quarter ended September 25,
                    1999 and incorporated herein by reference).

       10.17        Second  Amendment to the Credit Agreement  referenced in Exhibit 10.14 herein (filed as Exhibit 10.2 to the Company's Amended Quarterly  Report
                    on Form 10-Q/A for the first fiscal quarter ended  September 25, 1999 and incorporated  herein by reference).

       10.18        Third  Amendment to the Credit  Agreement  referenced in Exhibit 10.14 herein
                    (filed as Exhibit 10.3 to the Company's Amended Quarterly  Report on Form 10-Q/A
                    for the first fiscal quarter ended  September 25, 1999 and  incorporated  herein by reference).

       10.19        Fourth  Amendment to the Credit Agreement  referenced in Exhibit 10.14 herein
                    (filed as Exhibit 10.4 to the Company's  Amended Quarterly  Report on Form 10-Q/A
                    for the first fiscal quarter ended  September 25, 1999 and  incorporated  herein by reference).

(c) EXHIBITS (Continued):
      Exhibit
      Number                                                          Description

       10.20        Fifth  Amendment to the Credit  Agreement  referenced in Exhibit 10.14 herein
                    (filed as Exhibit 10.5 to the Company's  Amended Quarterly  Report on Form 10-Q/A
                    for the first fiscal quarter ended  September 25, 1999 and  incorporated  herein by reference).

       10.21        Service  Agreement  between the Company and PF Acquisition II, Inc.,  dated as of February 22, 1999 (filed as Exhibit 10.4 to the  Company's  Quarterly  Report
                    on Form 10-Q for the  third  fiscal   quarter  ended  March  27,  1999  and
                    incorporated herein by reference).

       18           Accountant's  Report Regarding Change in Accounting Method filed as Exhibit 18 to the Company's  Quarterly Report on Form 10-Q for the first fiscal quarter ended
                    September 28, 1996 and incorporated herein by reference).

       21           List of Subsidiaries (filed herewith)

       24           Power of Attorney (included on page 59 of this Report)

       27           Financial Data Schedule (filed herewith).

       99           Pro-Fac Cooperative, Inc. Audited Financial Statements for the fiscal year ended June 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AGRILINK FOODS, INC.



Date:    September 15, 2000           By:/s/    Earl L. Powers
                                                Earl L. Powers
                                      Executive Vice President Finance and
                                             Chief Financial Officer
                                        (Principal Financial Officer
                                       and Principal Accounting Officer)



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earl L. Powers, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                               TITLE



/s/ Bruce R. Fox                       Chairman of the Board and Director
   (BRUCE R. FOX)



/s/ Cornelius D. Harrington            Vice Chairman of the Board and Director
   (CORNELIUS D. HARRINGTON)



/s/ Steven D. Koinzan                  Director
   (STEVEN D. KOINZAN)



/s/ Walter F. Payne                    Director
   (WALTER F. PAYNE)



/s/ Paul E. Roe                        Director
   (PAUL E. ROE)



/s/ Frank M. Stotz                     Director
   (FRANK M. STOTZ)



/s/ Dennis M. Mullen                   President and Chief Executive Officer
   (DENNIS M. MULLEN)                  and Director
                                       (Principal Executive Officer)



/s/ Earl L. Powers                     Executive Vice President Finance and
   (EARL L. POWERS)                    Chief Financial Officer
                                       (Principal Financial Officer
                                        and Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDERS, AND NO PROXY MATERIAL IS INTENDED TO BE SENT. AN ANNUAL REPORT IS INTENDED TO BE SENT.