Form 10-Q
period 2000-09-23
AGRILINK FOODS INC
filed 2000-11-06
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2000

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2000.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.

Consolidated Statements of Operations, Accumulated Earnings/(Loss) and Comprehensive Income
(Dollars in Thousands)

(Unaudited)

                                                                                                          Quarter Ended
                                                                                               ------------------------------------
                                                                                                 September 23,        September 25,
                                                                                                      2000                 1999
                                                                                               ----------------       -------------

Net sales                                                                                          $  285,018           $  278,186
Cost of sales                                                                                        (202,569)            (196,557)
                                                                                                   ----------           ----------
Gross profit                                                                                           82,449               81,629
Selling, administrative, and general expenses                                                         (63,436)             (61,348)
Income from Joint Venture                                                                                 275                  491
                                                                                                   ----------           ----------
Operating income before dividing with Pro-Fac                                                          19,288               20,772
Interest expense                                                                                      (19,218)             (19,323)
                                                                                                   ----------           ----------
Pretax income before dividing with Pro-Fac                                                                 70                1,449
Pro-Fac share of income                                                                                   (34)                (724)
                                                                                                   ----------           ----------
Income before taxes                                                                                        36                  725
Tax provision                                                                                             (14)                (309)
                                                                                                   ----------           ----------
Net Income                                                                                                 22                  416
Accumulated earnings/(loss) at beginning of period                                                      4,000               (2,424)
                                                                                                   ----------           ----------
Accumulated earnings/(loss) at end of period                                                       $    4,022           $   (2,008)
                                                                                                   ==========           ==========


Net income                                                                                         $       22           $      416
Other comprehensive income
   Unrealized gain on hedging activity                                                                  2,304                    0
                                                                                                   ----------           ----------
Comprehensive income                                                                               $    2,326           $      416
                                                                                                   ==========           ==========



The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                                                                   September 23,       June 24,       September 25,
                                                                                        2000             2000             1999
                                                                                   -------------      ----------     --------------
                                                               ASSETS               (Unaudited)                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $    6,268       $    4,994       $   10,831
   Accounts receivable trade, net                                                       120,493           95,499          106,871
   Accounts receivable, other                                                            17,422            9,855           14,396
   Income taxes refundable                                                                    0            7,331            2,880
   Current deferred tax asset                                                            11,552           11,552           15,565
   Inventories                                                                          388,377          295,297          419,954
   Current investment in CoBank                                                           1,951            2,927            1,602
   Prepaid manufacturing expense                                                              0           20,296              114
   Prepaid expenses and other current assets                                             23,959           18,706           21,327
                                                                                     ----------       ----------       ----------
       Total current assets                                                             570,022          466,457          593,540
Investment in CoBank                                                                     15,893           15,893           19,693
Investment in joint venture                                                               7,049            6,775            7,170
Property, plant and equipment, net                                                      311,802          317,994          337,278
Assets held for sale at net realizable value                                                339              339            1,172
Goodwill and other intangible assets, net                                               256,135          258,545          262,059
Other assets                                                                             25,526           23,484           21,556
Note receivable due from Pro-Fac Cooperative, Inc.                                        9,400            9,400            9,400
                                                                                     ----------       ----------       ----------
       Total assets                                                                  $1,196,166       $1,098,887       $1,251,868
                                                                                     ==========       ==========       ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                     $   99,000       $    5,700       $  126,800
   Current portion of obligations under capital leases                                      218              218              208
   Current portion of long-term debt                                                     16,595           16,583           16,580
   Accounts payable                                                                      89,554           80,687          104,594
   Income taxes payable                                                                   1,945                0                0
   Accrued interest                                                                      15,771           11,398           11,059
   Accrued employee compensation                                                         11,533           10,114           13,555
   Other accrued expenses                                                                60,958           64,138           76,230
   Due to AgriFrozen Foods, Inc.                                                          1,819           14,384            3,413
   Due to Pro-Fac Cooperative, Inc.                                                      15,449            9,141           22,861
                                                                                     ----------       ----------       ----------
       Total current liabilities                                                        312,842          212,363          375,300
Obligations under capital leases                                                            520              520              568
Long-term debt                                                                          639,280          644,712          660,640
Deferred income tax liabilities                                                          32,262           32,262           23,174
Other non-current liabilities                                                            29,758           29,852           27,886
                                                                                     ----------       ----------       ----------
       Total liabilities                                                              1,014,662          919,709        1,087,568
                                                                                     ----------       ----------       ----------
Commitments and contingencies
Shareholder's Equity:

   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                              0                0                0
   Additional paid-in capital                                                           175,703          175,703          167,071
   Accumulated earnings/(deficit)                                                         4,022            4,000           (2,008)
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                  2,304                0                0
     Minimum pension liability adjustment                                                  (525)            (525)            (763)
                                                                                     ----------       ----------       ----------
       Total shareholder's equity                                                       181,504          179,178          164,300
                                                                                     ----------       ----------       ----------
       Total liabilities and shareholder's equity                                    $1,196,166       $1,098,887       $1,251,868
                                                                                     ==========       ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)                                                                                                  Quarter Ended
                                                                                                 ----------------------------------
                                                                                                 September 23,        September 25,
                                                                                                     2000                 1999
                                                                                                 --------------       -------------
Cash Flows From Operating Activities:
   Net income                                                                                      $       22           $      416
   Adjustments to reconcile net income to net cash used in operating activities -
     Interest-in-kind on subordinated promissory note                                                     402                  384
     Depreciation                                                                                       7,727                7,446
     Amortization of goodwill and other intangibles                                                     2,514                2,105
     Amortization of debt issue costs and discount on subordinated promissory note                      1,159                1,025
     Equity in undistributed earnings of joint venture                                                   (275)                (491)
     Change in assets and liabilities:
       Accounts receivable                                                                            (32,561)             (33,653)
       Inventories and prepaid manufacturing expense                                                  (72,784)            (108,281)
       Income taxes refundable/(payable)                                                                7,565                6,480
       Accounts payable and other accrued expenses                                                     11,479               28,856
       Due to AgriFrozen Foods                                                                        (12,565)              (3,402)
       Due to Pro-Fac                                                                                   6,308                7,799
       Other assets and liabilities, net                                                               (3,272)              (4,603)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (84,281)             (95,919)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                           (7,590)              (8,314)
   Proceeds from disposals                                                                              5,053                  273
   Proceeds from investment in CoBank                                                                     976                  801
                                                                                                   ----------           ----------
Net cash used in investing activities                                                                  (1,561)              (7,240)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                       93,300              107,900
   Payments on long-term debt                                                                          (6,184)                (450)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                              87,116              107,450
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                 1,274                4,291
Cash and cash equivalents at beginning of period                                                        4,994                6,540
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    6,268           $   10,831
                                                                                                   ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The Company: Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative").

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter ended September 23, 2000 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 24, 2000.

Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2000 have been reclassified to conform with the current period presentation.

NOTE 2.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The adoption of SFAS No. 133 did not materially affect the Company's results of operations or financial position.

Foreign Currency: The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During fiscal 2000, the Company entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. At September 23, 2000, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months.

During the first quarter of fiscal 2001, approximately $0.3 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. At September 23, 2000, the Company had open soybean oil contracts hedging approximately 70 percent of its planned soybean oil requirements during fiscal 2001. The fair value of these open contracts was $64,800 at September 23, 2000. During the first quarter of fiscal 2001, an immaterial loss on these contracts was recorded in cost of goods sold. All open contracts mature by January 2001.

The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At September 23, 2000, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at September 23, 2000. The termination date for the agreement is June 2001.

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. The Company entered into two interest rate swap contracts under which the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. Two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $100 million notional amount of indebtedness. Approximately 59 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contacts as cash flow hedges. At September 23, 2000, the fair value of the contracts was an after-tax gain of $2.1 million, recorded in accumulated other comprehensive income in shareholder's equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the first quarter of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

NOTE 3:       DISPOSITIONS

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate.

In a related transaction, on July 21, 2000, Agrilink sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. The Company received proceeds of $5.0 million which were applied to bank loans ($3.2 million of which was applied to the term loan facility and $1.8 million of which was applied to the Company's revolving credit facility).

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

NOTE 4.       AGREEMENTS WITH PRO-FAC

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

Under the Agreement, the Company is required to have on its board of directors individuals who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

Amounts received by Pro-Fac from Agrilink Foods for the three months ended September 23, 2000 and September 25, 1999 include: commercial market value of crops delivered, $48.4 million and $53.3 million, respectively; and additional proceeds from profit sharing provisions of, $34,000 and $0.7 million, respectively.

NOTE 5.       INVENTORIES

The major classes of inventories are as follows:

                             September 23,       June 24,         September 25,
                                 2000              2000               1999
                            -------------       ----------        -------------

Finished goods                $  346,808        $  250,112          $ 375,877
Raw materials and supplies        41,569            45,185             44,077
                              ----------        ----------          ---------
                              $  388,377        $  295,297          $ 419,954
                              ==========        ==========          =========

NOTE 6.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                               September 23,       June 24,       September 25,
                                   2000             2000              1999
                               -------------      ---------       ------------

Term Loan Facility              $  422,400        $  428,300        $ 446,400
Senior Subordinated Notes          200,015           200,015          200,015
Subordinated Promissory Note        26,909            26,144           24,056
Other                                6,551             6,836            6,749
                                ----------        ----------        ---------
Total Debt                         655,875           661,295          677,220
Less Current Portion               (16,595)          (16,583)         (16,580)
                                ----------           -------        ---------
Total Long-Term Debt            $  639,280        $  644,712        $ 660,640
                                ==========        ==========        =========

Amendments to Term Loan Facility: The term loan facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) covenants require Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen Inc., also a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining debt covenant compliance.

During the first quarter of fiscal 2001, the Company negotiated an amendment to the covenants outlined under the credit facility. In consideration for this amendment, the Company incurred a fee of approximately $1.7 million. This fee is being amortized over the life of the credit facility. Pursuant to the amendment, the interest rates were modified and the credit facility currently bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. Pro-Fac and the Company are in compliance with all covenants, restrictions, and requirements under the terms of the credit facility as amended.

NOTE 7.       OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.3 million has been liquidated, and the remaining termination benefits will be liquidated during fiscal 2001.

NOTE 8.       OPERATING SEGMENTS

The Company is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating income are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                    Quarter Ended
                                             ---------------------------------------
                                            September 23, 2000    September 25, 1999
                                            ------------------    ------------------
Net Sales:
   Vegetables                                  $    207.7           $    172.3
   Fruits                                            25.5                 23.3
   Snacks                                            23.4                 21.4
   Canned Meals                                      15.7                 16.6
   Other                                             12.7                 14.7
                                               ----------           ----------
     Continuing segments                            285.0                248.3
   Businesses sold1                                   0.0                 29.9
                                               ----------           ----------
       Total                                   $    285.0           $    278.2
                                               ==========           ==========

Operating income:
   Vegetables2                                 $     10.5           $     13.4
   Fruits                                             3.8                  3.3
   Snacks                                             1.7                  1.5
   Canned Meals                                       2.5                  1.9
   Other                                              0.8                  0.9
                                               ----------           ----------
     Continuing segments                             19.3                 21.0
   Businesses sold1                                   0.0                 (0.2)
                                               ----------           ----------
Operating income before dividing with Pro-Fac        19.3                 20.8
Interest expense                                    (19.2)               (19.3)
                                               ----------           ----------
Pretax income before dividing with Pro-Fac     $      0.1           $      1.5
                                               ==========           ==========

1 Includes the private label canned vegetable business and the pickle business sold in fiscal 2000.

2 The vegetable product line includes earnings derived from the Company's investment in a joint venture of $0.3 million and $0.5 million in fiscal 2001 and fiscal 2000, respectively.

NOTE 9.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Company's Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

(Dollars in Thousands)
                                                     Quarter Ended
                                         ------------------------------------
                                          September 23,         September 25,
                                           2000                     1999
                                         ------------           -------------

Summarized Statement of Operations:
    Net sales                              $  18,943              $  18,262
    Gross profit                              14,842                 14,384
    Income from continuing operations         15,669                 14,132
    Net income                                10,185                  9,186

Summarized Balance Sheet:
    Current assets                         $   3,266              $   2,511
    Noncurrent assets                        209,901                215,813
    Current liabilities                        7,041                  5,583

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 10 to 14) and other statements made in this Form 10-Q and in other filings with the SEC.

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

|X|  the impact of changes in consumer demand,

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the continuation of the Company's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), and the availability of acquisition and alliance opportunities;

|X| the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

|X|  the Company's ability to service debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Unaudited Consolidated Statement of Operations and Accumulated Earnings/(Loss) in the first quarter of fiscal 2001 versus fiscal 2000.

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

The following tables illustrate the results of operations by product line for the three-month period ended September 23, 2000 and September 25, 1999.

EBITDA1

(Dollars in Millions)

                                             Quarter Ended
                              ------------------------------------------
                                  September 23,         September 25,
                                      2000                  1999
                              -------------------     ------------------
                                           % of                   % of
                                  $        Total          $        Total
                              ----------  --------    ----------  ------

Vegetables                     $ 18.0       61.2%     $  20.0        66.0%
Fruits                            4.4       15.0          3.7        12.2
Snacks                            2.8        9.5          2.4         7.9
Canned Meals                      2.8        9.5          2.3         7.6
Other                             1.4        4.8          1.4         4.6
                               ------      -----      -------      ------
     Continuing segments         29.4      100.0         29.8        98.3
Businesses sold2                  0.0        0.0          0.5         1.7
                               ------      -----      -------      ------
     Total                     $ 29.4      100.0%     $  30.3       100.0%
                               ======      =====      =======      ======

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac, interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                          Quarter Ended
                           ------------------------------------------
                               September 23,         September 25,
                                   2000                  1999
                           -------------------     ------------------
                                        % of                     % of
                               $        Total          $         Total
                           ----------  --------    ----------   -------

Vegetables                  $207.7       72.9%     $ 172.3        61.9%
Fruits                        25.5        8.9         23.3         8.4
Snacks                        23.4        8.2         21.4         7.7
Canned Meals                  15.7        5.5         16.6         6.0
Other                         12.7        4.5         14.7         5.3
                            ------      -----      -------      ------
     Continuing segments     285.0      100.0        248.3        89.3
Businesses sold1               0.0        0.0         29.9        10.7
                            ------      -----      -------      ------
     Total                  $285.0      100.0%     $ 278.2       100.0%
                            ======      =====      =======      ======

1 Represents net sales of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income
(Dollars in Millions)

                                             Quarter Ended
                              ------------------------------------------
                                  September 23,         September 25,
                                      2000                  1999
                              -------------------     ------------------
                                           % of                   % of
                                  $        Total          $        Total
                              ----------  --------    ----------  ------

Vegetables                     $ 10.5       54.4%     $  13.4        64.4%
Fruits                            3.8       19.7          3.3        15.9
Snacks                            1.7        8.8          1.5         7.2
Canned Meals                      2.5       13.0          1.9         9.1
Other                             0.8        4.1          0.9         4.3
                               ------      -----      -------      ------
     Continuing segments         19.3      100.0         21.0       100.9
Businesses sold1                  0.0        0.0         (0.2)       (0.9)
                               ------      -----      -------      ------
     Total                     $ 19.3      100.0%     $  20.8       100.0%
                               ======      =====      =======      ======

1 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 2001 TO FIRST QUARTER FISCAL 2000

Net income for the first quarter of fiscal 2001 showed a modest decline as compared to the first quarter of fiscal 2000. However, net sales from continuing segments showed an increase of $36.7 million, or 14.8 percent. Approximately $11.2 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $21.5 million was associated with various co-pack agreements into which the Company has recently entered. In the first quarter of fiscal 2001, the Company also experienced an increase in its manufacturing costs associated with lower than anticipated crop intake in the eastern part of the country. In addition, the Company has experienced an increase in administrative and general expenses primarily associated with an investment in its infrastructure development and the timing of various promotional and marketing efforts. Management continues to focus its efforts on cost savings initiatives to reduce its overall spending.

Management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 11 as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $0.4 million, or 1.3 percent, to $29.4 million in the first quarter of the current fiscal year from $29.8 million in the first quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $35.4 million or 20.5 percent. This growth is primarily attributable to a $7.7 million increase in sales in branded frozen vegetables primarily within the Birds Eye brand. For the 12 weeks ended September 17, 2000, the total frozen vegetable category unit sales percentage change versus a year ago, as reported by Information Resources Inc., is down 2.1 percent. The Birds Eye brand unit volume in the same timeframe is up 5.0 percentage points wile the category leader is down 7.5 percentage points. The Birds Eye brand unit share change in the same timeframe is up 1.0 percentage points, the category leader is down 1.1 percentage points. In addition, volume improvements in private label and food service frozen vegetables accounted for $2.5 million of the increase. Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for $21.5 million of the increase. While these co-pack agreements typically yield lower margins than the Company's other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $2.0 million, while the branded businesses continued to show improvements, this reduction is attributable to competitive pressures experienced within the non-branded segment of the Company's businesses which has resulted in lower margins. In addition, as highlighted above, the Company has experienced an increase in its manufacturing costs and various selling, administrative, and general expenses which negatively impacted the results of the vegetable product line in the first quarter of fiscal 2001.

Net sales for the fruit product line increased $2.2 million, or 9.4 percent, while EBITDA increased $0.7 million, or 18.9 percent. These improvements were primarily the result of increased branded volume in this category which typically yields higher margins.

Net sales for the snack product line increased $2.0 million, or 9.3 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.4 million, or 16.7 percent. EBITDA further benefited from lower packaging costs and the impact in fiscal 2000 of residual strike related costs at the Company's Snyder of Berlin facility. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $0.9 million, or 5.4 percent. However, EBITDA increased $0.5 million from $2.3 million to $2.8 million. The increase in EBITDA primarily resulted from changes in product mix and the timing of various promotional programs.

The other product line, which primarily represents dressings, experienced a decrease in net sales of approximately $2.0 million, or 13.6 percent, due primarily to a decline in unit volume associated with a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. In addition, the Company benefited from reductions in product costs, primarily due to oils.

Operating Income: Excluding the impact of businesses sold, operating income decreased from $21.0 million in the first quarter of fiscal 2000 to $19.3 million in the first quarter of fiscal 2001. This represents a decrease of $1.7 million or 8.1 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $2.1 million, or 3.4 percent, as compared with the first quarter of the prior fiscal year. As noted above, the increase is primarily attributable to an investment in the Company's infrastructure development and information system needs, along with the timing of certain promotional and marketing efforts.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.2 million as compared to the prior year and is the result of changes in sales mix to a greater percentage of industrial sales versus branded product sales. Management expects this trend to reverse during the second quarter.

Interest Expense: Interest expense decreased $0.1 million to $19.2 million in the first quarter of fiscal 2001 from $19.3 million in the first quarter of fiscal 2000. The decrease is the result of lower average outstanding balances during the quarter of approximately $47.1 million due to timing of working capital requirements, primarily within inventory. The Company has focused efforts during the first quarter on inventory reduction to reduce its seasonal borrowings. The reductions in outstanding balances were, however, offset by an increase in the weighted average interest rate of 0.44 percent.

Pro-Fac Share of Income: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

In fiscal 2001, it is currently estimated that 90 percent of earnings on patronage products will exceed 50 percent of all pretax earnings of the Company; accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

Tax Provision: The provision for income taxes decreased approximately $0.3 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Net cash used in operating activities decreased $11.6 million over the first quarter of the prior fiscal year. This decrease primarily results from a decrease in inventories due to both management efforts to reduce outstanding inventory levels and the late harvesting of crops in the eastern part of the country.

Net cash used in investing activities in the first quarter of fiscal 2001 decreased $5.7 million from the first quarter of fiscal 2000. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net cash provided by financing activities decreased $20.3 million. This was due to a decline in the net cash used in operating activities as described above which resulted in a decrease in the short-term borrowing requirements. In addition, the increase in payments on long-term debt was impacted by $3.2 million of mandatory prepayments in fiscal 2001 as a result of the sale of pickle equipment and $2.5 million attributable to required repayments.

Borrowings: Under the Company's credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 23, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $99.0 million, (ii) there were $15.9 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $85.1 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of September 23, 2000, Pro-Fac and the Company are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

Foreign Currency: The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During fiscal 2000, the Company entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. At September 23, 2000, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the first quarter of fiscal 2001, approximately $0.3 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                   Foreign Currency
                                                       Forward

Contract amounts                                   101,000,000 Pesos
Weighted average settlement exchange rate          10.3579%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. At September 23, 2000, the Company had open soybean oil contracts hedging approximately 70 percent of its planned soybean oil requirements during fiscal 2001. The fair value of these open contracts was $64,800 at September 23, 2000. During the first quarter of fiscal 2001, an immaterial loss on these contracts was recorded in cost of goods sold. All open contracts mature by January 2001.

                                                        Options
                                                      Soybean Oil

Contract amounts                                    24 million pounds
Weighted average strike                             $.1825/pound

The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At September 23, 2000, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at September 23, 2000. The termination date for the agreement is June 2001.

                                              Swap
                                            Corrugated
                                      (Unbleached Kraftliner)

Notional amount                    30,000 short tons
Average paid rate                  $475/short ton
Average receive rate               Floating rate/short ton - $475
Maturities through                 June 2001

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. The Company entered into two interest rate swap contracts under which the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. Two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest

(three-month LIBOR of 6.77 percent as of September 23, 2000) on $100 million notional amount of indebtedness. Approximately 59 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contacts as cash flow hedges. At September 23, 2000, the fair value of the contracts was an after-tax gain of $2.1 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the first quarter of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

The following is a summary of the Company's interest rate swap agreements:

                                                  September 23, 2000
Interest Rate Swap:
Variable to Fixed - notional amount               $250,000,000
   Average pay rate                               4.96 - 5.32%
   Average receive rate                           Floating rate - 6.77%
   Maturities through                                 2001

Although it is possible that interest rates will decrease and thereby minimize the benefits of the hedge position, Agrilink Foods believes that on a long-term basis the possibility of interest rates exceeding the interest rate swap is not likely. The Company will, however, monitor market conditions to adjust its position as it considers necessary.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.3 million has been liquidated, and the remaining termination benefits will be liquidated during fiscal 2001.

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

The effect of the 2000 growing season on fiscal 2001 financial results cannot be estimated until late 2000 or early calendar 2001 when harvesting is complete and when local and national supplies can be determined.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-Q

     (a) Exhibits

           Exhibit Number              Description

                10.1 Sixth Amendment to Credit Agreement among Agrilink Foods, Inc., Pro-Fac Cooperative, Inc., Harris Trust and Savings Bank, Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated September 23, 1998

                27          Financial Data Schedule

                99.1 Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended September 23, 2000.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed in the first quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AGRILINK FOODS, INC.

Date:  November 6, 2000                 By:/s/   Earl L. Powers
       ----------------                    -----------------------------------
                                                     EARL L. POWERS
                                          EXECUTIVE VICE PRESIDENT FINANCE AND
                                                 CHIEF FINANCIAL OFFICER
                                           (On Behalf of the Registrant and as
                                               Principal Financial Officer
                                            and Principal Accounting Officer)