Form 10-Q
period 2000-12-23
AGRILINK FOODS INC
filed 2001-02-05
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q



   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 23, 2000

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

                                    YES X NO
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 27, 2001.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

  ITEM I.  FINANCIAL STATEMENTS

  Agrilink Foods, Inc.
  Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income
  (Dollars in Thousands)
  (Unaudited)

                                                                         Three Months Ended                  Six Months Ended
                                                                  ------------------------------    ------------------------------
                                                                  December 23,      December 25,    December 23,      December 25,
                                                                      2000              1999            2000              1999
                                                                  ------------      ------------    -------------     ------------
  Net sales                                                        $  362,513        $  355,517      $  647,531        $  633,703
  Cost of sales                                                      (248,260)         (230,619)       (450,829)         (427,176)
                                                                   ----------        ----------      ----------        ----------
  Gross profit                                                        114,253           124,898         196,702           206,527
  Selling, administrative, and general expense                        (82,370)          (89,579)       (145,806)         (150,927)
  Income from joint venture                                               949             1,204           1,224             1,695
  Gain on sale of assets                                                    0             2,293               0             2,293
                                                                   ----------        ----------      ----------        ----------
  Operating income before dividing with Pro-Fac                        32,832            38,816          52,120            59,588
  Interest expense                                                    (20,270)          (19,703)        (39,488)          (39,026)
                                                                   ----------        ----------      ----------        ----------
  Pretax income before dividing with Pro-Fac                           12,562            19,113          12,632            20,562
  Pro-Fac share of income                                              (6,281)           (9,558)         (6,316)          (10,282)
                                                                   ----------        ----------      ----------        ----------
  Income before taxes                                                   6,281             9,555           6,316            10,280
  Tax provision                                                        (2,678)           (4,072)         (2,691)           (4,381)
                                                                   ----------        ----------      ----------        -----------
  Net income                                                            3,603             5,483           3,625             5,899
  Accumulated earnings/(loss) at beginning of period                    4,022            (2,008)          4,000            (2,424)
                                                                   ----------        ----------      ----------        ----------
  Accumulated earnings at end of period                            $    7,625        $    3,475      $    7,625        $    3,475
                                                                   ==========        ==========      ==========        ==========


  Net income                                                       $    3,603        $    5,483      $    3,625        $    5,899
  Other comprehensive income:
     Unrealized (loss)/gain on hedging activity                        (1,414)                0             890                 0
                                                                   ----------        ----------      ----------        ----------
  Comprehensive income                                             $   $2,189        $    5,483      $    4,515        $    5,899
                                                                   ==========        ==========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                                                                     December 23,       June 24,       December 25,
                                                                                        2000              2000             1999
                                                                                     -----------        ---------      ------------
                                                                                     (Unaudited)                       (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $    5,761        $    4,994      $   10,488
   Accounts receivable trade, net                                                        120,399            95,499         114,570
   Accounts receivable, other                                                             14,165             9,855          10,227
   Income taxes refundable                                                                     0             7,331               0
   Current deferred tax asset                                                             11,552            11,552          15,565
   Inventories                                                                           360,450           295,297         370,977
   Current investment in CoBank                                                              976             2,927             801
   Prepaid manufacturing expense                                                           3,976            20,296           1,821
   Prepaid expenses and other current assets                                              19,713            18,706          19,593
                                                                                      ----------        ----------      ----------
       Total current assets                                                              536,992           466,457         544,042
Investment in CoBank                                                                      15,893            15,893          19,693
Investment in joint venture                                                                8,000             6,775           8,374
Property, plant and equipment, net                                                       309,516           317,994         323,097
Assets held for sale at net realizable value                                                 339               339             329
Goodwill and other intangible assets, net                                                253,680           258,545         259,832
Other assets                                                                              26,197            23,484          25,014
Note receivable due from Pro-Fac Cooperative, Inc.                                         9,400             9,400           9,400
                                                                                      ----------        ----------      ----------
       Total assets                                                                   $1,160,017        $1,098,887      $1,189,781
                                                                                      ==========        ==========      ==========





                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                      $  103,700        $    5,700      $   73,600
   Current portion of obligations under capital leases                                       218               218             208
   Current portion of long-term debt                                                      16,596            16,583          16,580
   Accounts payable                                                                       45,715            80,687          84,664
   Income taxes payable                                                                    3,597                 0           1,187
   Accrued interest                                                                        7,194            11,398           8,011
   Accrued employee compensation                                                           8,157            10,114          14,317
   Other accrued expenses                                                                 67,172            64,138          88,757
   Due to AgriFrozen Foods, Inc.                                                           1,012            14,384           3,874
   Due to Pro-Fac Cooperative, Inc.                                                       22,949             9,141          25,540
                                                                                      ----------        ----------      ----------
       Total current liabilities                                                         276,310           212,363         316,738
Obligations under capital leases                                                             520               520             568
Long-term debt                                                                           637,304           644,712         652,785
Deferred income tax liabilities                                                           32,262            32,262          23,174
Other non-current liabilities                                                             29,928            29,852          26,733
                                                                                      ----------        ----------      ----------
       Total liabilities                                                                 976,324           919,709       1,019,998
                                                                                      ----------        ----------      ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares outstanding, owned by Pro-Fac                                               0                 0               0
   Additional paid-in capital                                                            175,703           175,703         167,071
   Accumulated earnings                                                                    7,625             4,000           3,475
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                     890                 0               0
     Minimum pension liability adjustment                                                   (525)             (525)           (763)
                                                                                      ----------        ----------      ----------
       Total shareholder's equity                                                        183,693           179,178         169,783
                                                                                      ----------        ----------      ----------
       Total liabilities and shareholder's equity                                     $1,160,017        $1,098,887      $1,189,781
                                                                                      ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                            Six Months Ended
                                                                                                 ----------------------------------
                                                                                                 December 23,         December 25,
                                                                                                      2000                 1999
                                                                                                 --------------       -------------
Cash Flows From Operating Activities:
   Net income                                                                                      $    3,625           $    5,899
   Adjustments to reconcile net income to net cash used in operating activities -
     Gain on sale of assets                                                                                 0               (2,293)
     Depreciation                                                                                      15,244               14,798
     Amortization of goodwill and other intangible assets                                               4,964                4,332
     Interest in-kind on subordinated promissory note                                                     814                  776
     Amortization of debt issue and amendment costs
       and discount on subordinated promissory note                                                     2,404                2,123
     Equity in undistributed earnings of joint venture                                                 (1,224)              (1,695)
     Change in assets and liabilities:
       Accounts receivable                                                                            (29,210)             (37,554)
       Inventories and prepaid manufacturing expense                                                  (48,833)            (103,011)
       Income taxes refundable/(payable)                                                               10,928               10,547
       Accounts payable and other accrued expenses                                                    (38,099)              19,294
       Due to AgriFrozen Foods, Inc.                                                                  (13,372)              (2,941)
       Due to Pro-Fac Cooperative, Inc.                                                                13,808               10,473
       Other assets and liabilities, net                                                                 (712)                 132
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (79,663)             (79,120)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                          (13,950)             (15,110)
   Proceeds from disposals                                                                              5,068               53,497
   Proceeds from investment in CoBank                                                                   1,951                1,602
                                                                                                   ----------           ----------
Net cash (used in)/provided by investing activities                                                    (6,931)              39,989
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                       98,000               54,700
   Payments on long-term debt                                                                          (8,932)              (8,997)
   Cash paid in conjunction with debt amendment                                                        (1,707)              (2,624)
                                                                                                   -----------          -----------
Net cash provided by financing activities                                                              87,361               43,079
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                   767                3,948
Cash and cash equivalents at beginning of period                                                        4,994                6,540
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    5,761           $   10,488
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter and six months ended December 23, 2000 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 24, 2000.

New Accounting Pronouncement: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001. The Company is currently determining the impact of the adoption on its results of operations and financial position.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 23, 2000, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from December 2000 to April 2001. At December 23, 2000, the fair value of the open contracts was an after-tax gain of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the six months ended December 23, 2000, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Subsequent to December 23, 2000, the Company entered into additional cash flow hedges for 132 million Mexican pesos with maturity dates through June 2002.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacturing of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during the second quarter of fiscal 2001 and an immaterial loss on these transactions was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted flour purchases. At December 23, 2000, the Company had an open swap hedging approximately 59 percent of its planned flour requirements during fiscal 2001. The termination date for the agreement is March 2001. The fair value of this agreement was immaterial at December 23, 2000. During the second quarter and first six months of fiscal 2001, an immaterial loss on this contract was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At December 23, 2000, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at December 23, 2000. The termination date for the agreement is June 2001.

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

The first interest rate swap contract requires payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. At December 23, 2000, the fair value of the contracts was an after-tax gain of $0.8 million, which is recorded in accumulated other comprehensive income in shareholder's equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the second quarter and the first six months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

NOTE 3:       DISPOSITIONS

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods will operate.

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

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, the Company completed the sale of its private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. The Company received proceeds of approximately $42.4 million which were applied to borrowings outstanding under the Company's revolving credit facility. In addition, Seneca Foods issued to the Company a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include the Company's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, the Company completed the sale of its Cambria, Wisconsin processing facility to Del Monte. The sale included an agreement for Del Monte to produce a portion of the Company's product needs during the 2000 packing season. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

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

Amounts received by Pro-Fac from Agrilink Foods for the six months ended December 23, 2000 and December 25, 1999 include: commercial market value of crops delivered $66.9 million and $67.2 million, respectively; and additional proceeds from profit sharing provisions, $6.3 million and $10.3 million, respectively.

NOTE 5.       INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                              December 23,     June 24,     December 25,
                                  2000           2000           1999
                              ------------    ----------    ------------

Finished goods                 $  331,488     $  250,112     $ 342,734
Raw materials and supplies         28,962         45,185        28,243
                               ----------     ----------     ---------
                               $  360,450     $  295,297     $ 370,977
                               ==========     ==========     =========

NOTE 6.       DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)

                              December 23,     June 24,     December 25,
                                  2000           2000           1999
                              -------------    ----------   ------------

Term Loan Facility             $  419,700     $  428,300     $ 437,700
Senior Subordinated Notes         200,015        200,015       200,015
Subordinated Promissory Note       27,682         26,144        24,749
Other                               6,503          6,836         6,901
                               ----------     ----------     ---------
Total Debt                        653,900        661,295       669,365
Less Current Portion              (16,596)       (16,583)      (16,580)
                               ----------     ----------     ---------
Total Long-Term Debt           $  637,304     $  644,712     $ 652,785
                               ==========     ==========     =========

Amendments to Term Loan Facility: The term loan facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) covenants which require Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen Inc., also a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining debt covenant compliance.

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

Subordinated Promissory Note: As partial consideration for the Dean Foods Vegetable Company acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Senior Subordinated Note and the credit facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to Great Lakes Kraut Company, LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

NOTE 7.       OPERATING SEGMENTS

The Company is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other" category include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)
                                                         Three Months Ended                Six Months Ended
                                                    -----------------------------     -----------------------------
                                                    December 23,     December 25,     December 23,     December 25,
                                                        2000             1999             2000              1999
                                                    ------------     ------------     ------------     ------------

Net Sales:
   Vegetables                                         $  265.2         $   236.4        $  472.9         $   408.7
   Fruits                                                 45.2              45.6            70.7              68.9
   Snacks                                                 23.3              22.0            46.7              43.4
   Canned Meals                                           17.8              18.4            33.5              35.0
   Other                                                  11.0              13.2            23.7              27.9
                                                      --------         ---------        --------         ---------
     Continuing segments                                 362.5             335.6           647.5             583.9
   Businesses sold1                                        0.0              19.9             0.0              49.8
                                                      --------         ---------        --------         ---------
       Total                                          $  362.5         $   355.5        $  647.5         $   633.7
                                                      ========         =========        ========         =========

Operating income:
   Vegetables2                                        $   21.1         $    26.5        $   31.6         $    39.9
   Fruits                                                  7.2               6.3            11.0               9.6
   Snacks                                                  1.9               1.4             3.6               2.9
   Canned Meals                                            2.2               2.6             4.7               4.5
   Other                                                   0.4               0.6             1.2               1.5
                                                      --------         ---------        --------         ---------
     Continuing segments                                  32.8              37.4            52.1              58.4
   Businesses sold1                                        0.0              (0.9)            0.0              (1.1)
                                                      --------         ---------        --------         ---------
       Subtotal                                           32.8              36.5            52.1              57.3
Gain on sale of assets                                     0.0               2.3             0.0               2.3
                                                      --------         ---------        --------         ---------
Operating income before dividing with Pro-Fac             32.8              38.8            52.1              59.6
Interest expense                                         (20.2)            (19.7)          (39.5)            (39.0)
                                                      --------         ---------        --------         ---------
Pretax income before dividing with Pro-Fac            $   12.6         $    19.1        $   12.6         $    20.6
                                                      ========         =========        ========         =========

1 Includes the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company of $0.9 million and $1.2 million for the three months ended December 23, 2000 and December 25, 1999, respectively, and $1.2 million and $1.7 million for the six months ended December 23, 2000 and December 25, 1999, respectively.

NOTE 8.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

(Dollars in Millions)

                                              Three Months Ended                 Six Months Ended
                                         ------------------------------    -----------------------------
                                         December 23,      December 25,    December 23,      December 25,
                                             2000              1999            2000              1999
                                         ------------      ------------    ------------      ------------

Summarized Statement of Operations:
   Net sales                              $  22.4          $   20.9         $  41.4          $   39.2
   Gross profit                              18.5              17.4            33.3              31.8
   Income from continuing operations         19.8              17.6            35.5              31.7
   Net income                                12.9              11.4            23.1              20.6

Summarized Balance Sheet:
   Current assets                         $   3.5          $    2.9
   Noncurrent assets                        207.9             214.3
   Current liabilities                        9.3               7.7

NOTE 9.       OTHER MATTERS

Potential Purchase of Inventory: As a result of the recent announcement by PF Acquisition II, Inc., which conducts business under the name AgriFrozen Foods, that it is closing its frozen vegetable business facilities and at the request of the lender to AgriFrozen Foods, Agrilink has submitted a proposal to purchase the inventory of AgriFrozen Foods. This transaction is dependent upon a number of conditions, including the final approval of Pro-Fac's, Agrilink Foods', and AgriFrozen's respective lenders and the approval and execution of definitive agreements. If these and all other conditions to closing are satisfied, it is expected that the acquisition of the AgriFrozen inventory will close in February 2001.

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.8 million has been liquidated, and the remaining termination benefits will be liquidated during fiscal 2001.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 11 to 17) and other statements made in this Form 10-Q and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company are:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the first six months of fiscal 2001 versus fiscal 2000.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines: Vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within the "other" category include Bernstein's and Nalley.

The following tables illustrate the results of operations by product line for the three- and six-month periods ended December 23, 2000 and December 25, 1999.

EBITDA1, 2
(Dollars in Millions)
                                    Three Months Ended                               Six Months Ended
                          ------------------------------------------     ------------------------------------------
                             December 23,          December 25,             December 23,             December 25,
                                 2000                  1999                     2000                     1999
                          ------------------     -------------------     -------------------     ------------------
                                      % of                     % of                    % of                  % of
                             $        Total         $          Total        $          Total         $       Total
                          ------      -----      -------       -----     -------       -----      ------     ------

Vegetables                $ 28.6       66.7%     $  33.6        73.1%    $  46.6        64.5%     $ 53.6       70.2%
Fruits                       7.8       18.2          6.7        14.5        12.2        16.9        10.4       13.6
Snacks                       2.8        6.5          2.1         4.6         5.6         7.7         4.5        5.9
Canned Meals                 2.7        6.3          3.1         6.7         5.5         7.6         5.4        7.1
Other                        1.0        2.3          1.0         2.2         2.4         3.3         2.4        3.1
                          ------      -----      -------       -----     -------       -----      ------      -----
     Continuing segments    42.9      100.0         46.5       101.1        72.3       100.0        76.3       99.9
Businesses sold3             0.0        0.0         (0.4)       (1.1)        0.0         0.0         0.1        0.1
                          ------      -----      -------       -----     -------       -----      ------      -----
     Total                $ 42.9      100.0%     $  46.1       100.0%    $  72.3       100.0%     $ 76.4      100.0%
                          ======      =====      =======       =====     =======       =====      ======      =====

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

2 Excludes gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                        Three Months Ended                              Six Months Ended
                          --------------------------------------------     --------------------------------------------
                               December 23,            December 25,           December 23,             December 25,
                                  2000                    1999                    2000                     1999
                           -------------------     -------------------     --------------------    --------------------
                                        % of                    % of                    % of                    % of
                             $         Total         $          Total          $        Total          $        Total
                          -------      -----      --------      -----      --------     -----      --------     -----

Vegetables                $ 265.2       73.2%     $  236.4       66.5%     $  472.9       73.0%    $  408.7      64.5%
Fruits                       45.2       12.5          45.6       12.8          70.7       10.9         68.9      10.9
Snacks                       23.3        6.4          22.0        6.2          46.7        7.2         43.4       6.9
Canned Meals                 17.8        4.9          18.4        5.2          33.5        5.2         35.0       5.5
Other                        11.0        3.0          13.2        3.7          23.7        3.7         27.9       4.4
                          -------      -----      --------      -----      --------     ------     --------    ------
     Continuing segments    362.5      100.0         335.6       94.4         647.5      100.0        583.9      92.2
Businesses sold1              0.0        0.0          19.9        5.6           0.0        0.0         49.8       7.8
                          -------      -----      --------      -----      --------     ------     --------    ------
     Total                $ 362.5      100.0%     $  355.5      100.0%     $  647.5      100.0%    $  633.7     100.0%
                          =======      =====      ========      =====      ========     ======     ========    ======

1 Includes net sales of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                         Three Months Ended                              Six   Months Ended
                             -------------------------------------------     -------------------------------------------
                                 December 23,            December 25,           December 23,             December 25,
                                    2000                    1999                    2000                     1999
                             -------------------     -------------------     --------------------    --------------------
                                          % of                    % of                    % of                    % of
                                $         Total         $         Total          $        Total          $        Total
                             ------      -------     -------      -----       -------     -----       -------     ------

Vegetables                   $ 21.1       64.3%      $  26.5       72.6%      $  31.6       60.7%      $ 39.9      69.6%
Fruits                          7.2       22.0           6.3       17.3          11.0       21.1          9.6      16.7
Snacks                          1.9        5.8           1.4        3.8           3.6        6.9          2.9       5.1
Canned Meals                    2.2        6.7           2.6        7.1           4.7        9.0          4.5       7.9
Other                           0.4        1.2           0.6        1.7           1.2        2.3          1.5       2.6
                             ------      -----       -------      -----       -------      -----       ------     -----
     Continuing segments       32.8      100.0          37.4      102.5          52.1      100.0         58.4     101.9
Businesses sold2                0.0        0.0          (0.9)      (2.5)          0.0        0.0         (1.1)     (1.9)
                             ------      -----       -------      -----       -------      -----       ------     -----
     Total                   $ 32.8      100.0%      $  36.5      100.0%      $  52.1      100.0%      $ 57.3     100.0%
                             ======      =====       =======      =====       =======      =====       ======     =====

1 Excludes the gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2001 TO SECOND QUARTER FISCAL 2000

Excluding the gain on sale of assets, net income for the second quarter of fiscal 2001 showed a modest decrease as compared to the second quarter of fiscal 2000. However, net sales from continuing segments showed an increase of $26.9 million, or 8.0 percent. Approximately $19.9 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $11.9 million was associated with various co-pack agreements into which the Company has recently entered. These increases were somewhat offset by a decrease in various canned meal and canned vegetable sales as compared to the second quarter in fiscal 2000. Management attributes the higher canned meal and canned vegetable sales in fiscal 2000 to increased consumer purchases related to the year 2000 millenium issue. In the second quarter of fiscal 2001, the Company also experienced an increase in its manufacturing costs associated with lower than anticipated crop intake in the eastern part of the country contributing to less than optimal plant efficiencies as well as higher freight and utility costs throughout the nation. To mitigate the increase in manufacturing costs, management initiated efforts to reduce administrative and general expenses by $7.2 million or 8.0 percent primarily associated with both a reduction in the accrual related to the Company's incentive programs and a reduction in its marketing programs.

In reviewing the quarter, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 12, as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $3.6 million, or 7.7 percent, to $42.9 million in the second quarter of the current fiscal year from $46.5 million in the second quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable  sales  increased  $28.8  million  or 12.2  percent.  This  growth  is primarily attributable to a $13.1 million increase in sales in branded frozen vegetables primarily within the Birds Eye product group. For the 12 weeks ended December 10, 2000, the total frozen vegetable category unit sales percentage change versus a year ago, as reported by Information Resources Inc., decreased by 2.5 percent, while the Birds Eye brand unit volume for the same timeframe decreased by only 0.5 percentage points, and the category leader decreased by
8.8 percentage points. The Birds Eye brand unit share change for the same timeframe increased by 0.3 percentage points again while the category leader decreased by 1.3 percentage points. In addition, volume improvements in food service frozen vegetables accounted for $3.5 million of the increase in net sales and various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for $11.9 million of the increase. These co-pack agreements typically yield lower margins than the Company's other product lines, but they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $5.0 million and, while the branded businesses continued to show improvements as highlighted above, the reduction in EBITDA was impacted by both competitive pressures experienced within the non-branded segment of the Company's businesses and, as discussed above, the Company has experienced an increase in its manufacturing costs which has negatively impacted results.

Net sales for the fruit product line decreased $0.4 million, or 0.9 percent, while EBITDA increased $1.1 million, or 16.4 percent. The variance in EBITDA is attributable to a decrease in branded pie filling volume which was offset by a price increase recognized in the third quarter of fiscal 2000. This product line was also impacted by declines in the applesauce category both on a net sales and margin basis due to competitive pressures within the industry.

Net sales for the snack product line increased $1.3 million, or 5.9 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.7 million, or 33.3 percent. EBITDA further benefited from lower packaging costs.

Net sales for canned meals decreased $0.6 million, or 3.3 percent while EBITDA decreased $0.4 million from $3.1 million to $2.7 million. The variance is attributable to a decrease in volume and a change in product mix.

The other product line, which primarily represents salad dressings, experienced a decrease in net sales of approximately $2.2 million, or 16.7 percent, due primarily to a decline in unit volume associated with the loss of a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. The Company also benefited from reductions in product costs, primarily in its cost of oils.

Operating Income: Excluding the impact of businesses sold and gain on sale of assets, operating income decreased from $37.4 million in the second quarter of fiscal 2000 to $32.8 million in the second quarter of fiscal 2001. This represents a decrease of $4.6 million or 12.3 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $7.2 million, or 8.0 percent, as compared with the second quarter of the prior fiscal year. The decrease is primarily attributable to a reduction in the accrual related to the Company's incentive program as well as a reduction in certain marketing costs.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.3 million as compared to the prior year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, the Company sold the Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $0.6 million to $20.3 million in the second quarter of fiscal 2001 from $19.7 million in the second quarter of fiscal 2000. The increase is the result of an increase in the weighted average interest rate of 0.70 percent resulting from amendments to the Company's credit facility during September 2000 and general interest rate increases during the second quarter of fiscal 2001. The increase was offset by lower average outstanding balances during the quarter of approximately $40.1 million due to inventory reductions related to the sale of the Company's canned vegetable and pickle business. The Company continues to focus its efforts on inventory reduction to reduce its seasonal borrowing requirements.

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

Tax Provision: The provision for income taxes decreased approximately $1.4 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2001 TO FIRST SIX MONTHS FISCAL 2000

Excluding the gain on sale of assets, net income for the first six months of fiscal 2001 decreased slightly from fiscal 2000. However, net sales from continuing segments showed an increase of $63.6 million, or 10.9 percent. Approximately $31.1 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $33.4 million was associated with various co-pack agreements into which the Company has recently entered. While the Company benefited from this significant improvement in net sales, it also experienced a significant increase in its manufacturing costs resulting in optimal production efficiencies. The increase in manufacturing costs was associated with lower than anticipated crop intake in the eastern part of the country and higher freight and utility costs throughout the nation. To mitigate the increase in manufacturing costs, management has taken steps to decrease administrative and general expenses primarily associated with a reduction in the accrual related to the Company's incentive programs and a reduction in its marketing programs. Management will continue to focus its efforts on cost savings initiatives to reduce its overall spending.

In reviewing the first half of its fiscal year, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 12 as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $4.0 million, or 5.2 percent, to $72.3 million in the first six months of the current fiscal year from $76.3 million in the first six months of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $64.2 million or 15.7 percent. This growth is primarily attributable to a $20.8 million increase in sales in branded frozen vegetables primarily within the Birds Eye product group. In addition, volume improvements in private label and food service frozen vegetables accounted for $4.7 million of the increase. Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for an additional $33.4 million of the net sales increase. While these co-pack agreements typically yield lower margins than the Company's other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $7.0 million and, while the branded businesses continued to show improvements as highlighted above, the reduction in EBITDA was impacted by both competitive pressures experienced within the non-branded segment of the Company's businesses and, as highlighted above, the Company has experienced an increase in its manufacturing costs which has negatively impacted results.

Net sales for the fruit product line increased $1.8 million, or 2.6 percent, while EBITDA increased $1.8 million, or 17.3 percent. The variance in EBITDA is attributable to a decrease in branded pie filling volume which was offset by a price increase recognized in the third quarter of fiscal 2000. This product line was also impacted by a decline in the applesauce category, both on a net sales and margin basis, due to competitive pressures within the industry.

Net sales for the snack product line increased $3.3 million, or 7.6 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $1.1 million, or 24.4 percent. EBITDA further benefited from lower packaging costs. In addition, in fiscal 2000, the Company incurred residual strike related costs at the Snyder of Berlin facility during its first fiscal quarter. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $1.5 million, or 4.3 percent. However, EBITDA increased $0.1 million from $5.4 million to $5.5 million. The variance is attributable to a decrease in volume offset by a change in product mix and a reduction in marketing costs.

The other product line, which primarily represents salad dressings, experienced a decrease in net sales of approximately $4.2 million, or 15.1 percent, due primarily to a decline in unit volume associated with a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. In addition, the Company benefited from reductions in product costs, primarily due to oils.

Operating Income: Excluding the impact of businesses sold and gain on sale of assets, operating income decreased from $58.4 million in the first six months of fiscal 2000 to $52.1 million in the first six months of fiscal 2001. This represents a decrease of $6.3 million or 10.8 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $5.1 million, or 3.4 percent, as compared with the first six months of the prior fiscal year. As noted above, the decrease is primarily attributable to a reduction in the accrual related to the Company's incentive program as well as a reduction in certain marketing costs.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.5 million as compared to the same period of the prior fiscal year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, the Company sold the Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $0.5 million to $39.5 million in the first six months of fiscal 2001 from $39.0 million in the first six months of fiscal 2000. The increase is the result of an increase in the weighted average interest rate of 0.59 percent resulting from amendments to the Company's credit facility during September 2000 and general interest rate increases during the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Company's credit facility. Such increases were offset by lower average outstanding balances during the first half of the year of approximately $44.7 million, primarily within inventory related to the sale of the Company's pickle business. The Company continues to focus its efforts on inventory reduction to reduce its seasonal borrowings.

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

Tax Provision: The provision for income taxes increased approximately $1.7 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the six months ended December 23, 2000 compared to the six months ended December 25, 1999.

Net cash used in operating activities remained relatively constant, increasing $0.5 million over the six months of the prior fiscal year. The increase was the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The Company negotiates payment terms with its can and other packaging suppliers. The timing of these agreements required payment in December of 2000, while in the prior year, comparable payments were made in the third quarter. This increase was offset by a decrease in inventories due to both management efforts to reduce outstanding inventory levels and reductions caused by condition of crops in the eastern part of the country which lowered the Company's intake.

Net cash used in investing activities in the first six months of fiscal 2001 increased $46.9 million from the first six months of fiscal 2000. The change was primarily a result of a reduction in proceeds received from asset sales of $48.4 million (see NOTE 3 to the "Notes to Consolidated Financial Statements") offset by a slight reduction in equipment purchases of $1.2 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $44.3 million and was primarily due to mandatory prepayments of short-term debt related to the sale of the Company's private label canned vegetable business ($42.4 million) and Cambria, Wisconsin facility ($4.5 million) in fiscal 2000 compared to the sale of pickle equipment ($1.8 million) in fiscal 2001. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Borrowings: Under the Company's credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 23, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $103.7 million, (ii) there were $13.2 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $83.1 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 23, 2000, Pro-Fac and the Company are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 23, 2000, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from December 2000 to April 2001. At December 23, 2000, the fair value of the open contracts was an after-tax gain of $0.1 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the first six months of fiscal 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                    Foreign Currency
                                                         Forward
                                                   ------------------

Contract amounts                                   63 million Pesos
Weighted average settlement exchange rate              10.4685%

Subsequent to December 23, 2000, the Company entered into additional cash flow hedges for 132 million Mexican Pesos with maturity dates through June 2002.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001 and an immaterial loss was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted flour purchases. The termination date for the agreement is March 2001. At December 23, 2000, the Company had an open swap hedging approximately 59 percent of its planned flour requirements during fiscal 2001. The fair value of this agreement was immaterial at December 23, 2000.

                                                          Swap
                                                          Flour
                                                    -----------------
Notional amount                                      240,000 bushels
Weighted average strike price                         $2.80/bushel

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At December 23, 2000, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at December 23, 2000. The termination date for the agreement is June 2001.

                                                              Swap
                                                           Corrugated
                                                     (Unbleached Kraftliner)
                                                 -------------------------------
Notional amount                                         30,000 short tons
Average paid rate                                        $475/short ton
Average receive rate                              Floating rate/short ton - $475
Maturities through                                          June 2001

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. At December 23, 2000, the fair value of the contracts was an after-tax gain of $0.8 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the second quarter and first six months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

The following is a summary of the Company's interest rate swap agreements:

                                                            December 23, 2000
Interest Rate Swap:                                       --------------------
Variable to Fixed - notional amount                          $250 million
   Average pay rate                                          4.96 - 5.32%
   Average receive rate                                  Floating rate - 6.80%
    Maturities through                                           2001

Although it is possible that interest rates will decrease and thereby minimize the benefits of the hedge position, Agrilink Foods believes that on a long-term basis the possibility of interest rates exceeding the interest rate swap is not likely. The Company will, however, monitor market conditions to adjust its position as it considers necessary.

                                  OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the workforce. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.8 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated during fiscal 2001.

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

The crop and yield resulting from the 2000 growing season has provided a sufficient, if not ample, supply throughout the industry. Accordingly, pricing may be negatively impacted primarily in non-branded businesses. However, harsh weather conditions did impact corn yields which reduced the supply and, in turn, resulted in higher pricing for this commodity.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Company to be reliable including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit Number                        Description
          --------------     -----------------------------------------------

              10.27          Excess Benefit Retirement Plan, as amended.

              10.28          Supplemental Executive Retirement Agreement

              99.1 Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended December 23, 2000.

(b)      Reports on Form 8-K:

          No  reports  on Form 8-K were  filed in the  second  quarter of fiscal
          2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               AGRILINK FOODS, INC.



Date:  February 5, 2001          By:/s/          Earl L. Powers
       ----------------                   ---------------------------------
                                                 EARL L. POWERS
                                        EXECUTIVE VICE PRESIDENT FINANCE AND
                                              CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer
                                         and Principal Accounting Officer)