Form 10-Q
period 2001-03-24
AGRILINK FOODS INC
filed 2001-05-04
CIK 26285

WASHINGTON, DC 20549


                                    Form 10-Q



                  (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 24, 2001

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

                                    YES X       NO
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2001.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income

(Dollars in Thousands)
(Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                         ------------------------------    ------------------------------
                                                            March 24,        March 25,        March 24,         March 25,
                                                              2001             2000             2001              2000
                                                         ------------      -----------     ------------      ------------

Net sales                                                 $  293,823        $  279,000      $  941,354        $  912,703
Cost of sales                                               (201,424)         (191,983)       (652,253)         (619,159)
                                                          ----------        ----------      ----------        ----------
Gross profit                                                  92,399            87,017         289,101           293,544
Selling, administrative, and general expense                 (72,527)          (65,660)       (218,333)         (216,587)
Income from joint venture                                        316               543           1,540             2,238
Gain on sale of assets                                             0                 0               0             2,293
                                                          ----------        ----------      ----------        ----------
Operating income before dividing with Pro-Fac                 20,188            21,900          72,308            81,488
Interest expense                                             (20,008)          (19,910)        (59,496)          (58,936)
                                                             -------           -------         -------        ----------
Pretax income before dividing with Pro-Fac                       180             1,990          12,812            22,552
Pro-Fac share of income                                          (92)             (996)         (6,408)          (11,278)
                                                          ----------        ----------      ----------        ----------
Income before taxes                                               88               994           6,404            11,274
Tax provision                                                    (39)             (423)         (2,730)           (4,804)
                                                          ----------        ----------      ----------        ----------
Net income                                                        49               571           3,674             6,470
Accumulated earnings/(loss) at beginning of period             7,625             3,475           4,000            (2,424)
                                                          ----------        ----------      ----------        ----------
Accumulated earnings at end of period                     $    7,674        $    4,046      $    7,674        $    4,046
                                                          ==========        ==========      ==========        ==========


  Net income                                              $       49        $      571      $    3,674        $    6,470
  Other comprehensive income:
     Unrealized loss on hedging activity                      (1,068)                0            (178)                0
                                                          ----------        ----------      ----------        ----------
  Comprehensive (loss)/income                             $   (1,019)       $      571      $    3,496        $    6,470
                                                          ===========       ==========      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                                                      March 24,        June 24,         March 25,
                                                                        2001             2000             2000
                                                                   -------------      ----------     ------------
                                                                     (Unaudited)                      (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $    6,571        $    4,994      $    8,452
   Accounts receivable trade, net                                      104,018            95,499         100,594
   Accounts receivable, co-pack activity and other                      10,616             9,855           6,045
   Income taxes refundable                                                   0             7,331               0
   Current deferred tax assets                                          11,552            11,552          15,565
   Inventories                                                         347,508           295,297         336,385
   Current investment in CoBank                                          5,233             2,927           4,355
   Prepaid manufacturing expense                                        13,431            20,296           9,039
   Prepaid expenses and other current assets                            16,262            18,706          18,668
                                                                    ----------        ----------      ----------
       Total current assets                                            515,191           466,457         499,103
Investment in CoBank                                                    10,757            15,893          15,440
Investment in joint venture                                              8,410             6,775           9,013
Property, plant and equipment, net                                     308,259           317,994         321,440
Assets held for sale at net realizable value                               403               339             339
Goodwill and other intangible assets, net                              251,228           258,545         257,613
Other assets                                                            25,085            23,484          24,166
Note receivable due from Pro-Fac Cooperative, Inc.                       9,400             9,400           9,400
                                                                    ----------        ----------      ----------
       Total assets                                                 $1,128,733        $1,098,887      $1,136,514
                                                                    ==========        ==========      ==========
                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                    $   78,000        $    5,700      $   79,600
   Current portion of obligations under capital leases                     218               218             208
   Current portion of long-term debt                                    15,596            16,583          16,580
   Accounts payable                                                     80,894            95,071          45,478
   Income taxes payable                                                    842                 0           1,603
   Accrued interest                                                     12,873            11,398          13,294
   Accrued employee compensation                                         8,545            10,114          10,466
   Other accrued expenses                                               50,543            64,138          81,002
   Due to Pro-Fac Cooperative, Inc.                                      1,083             9,141          17,369
                                                                    ----------        ----------      ----------
       Total current liabilities                                       248,594           212,363         265,600
Obligations under capital leases                                           520               520             568
Long-term debt                                                         635,356           644,712         650,747
Deferred income tax liabilities                                         32,262            32,262          23,174
Other non-current liabilities                                           29,327            29,852          26,071
                                                                    ----------        ----------      ----------
       Total liabilities                                               946,059           919,709         966,160
                                                                    ----------        ----------      ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares authorized, issued and outstanding,
     owned by Pro-Fac Cooperative, Inc.                                      0                 0               0
Additional paid-in capital                                             175,703           175,703         167,071
Accumulated retained earnings                                            7,674             4,000           4,046
Accumulated other comprehensive income:
   Unrealized loss on hedging activity                                    (178)                0               0
   Minimum pension liability adjustment                                   (525)             (525)           (763)
                                                                    ----------        ----------      ----------
       Total shareholder's equity                                      182,674           179,178         170,354
                                                                    ----------        ----------      ----------
       Total liabilities and shareholder's equity                   $1,128,733        $1,098,887      $1,136,514
                                                                    ==========        ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                           Nine Months Ended
                                                                                                 ----------------------------------
                                                                                                     March 24,            March 25,
                                                                                                       2001                 2000
                                                                                                 -------------        -------------
Cash Flows from Operating Activities:
   Net income                                                                                      $    3,674           $    6,470
   Adjustments to reconcile net income to net cash used in operating activities -
     Gain on sale of assets                                                                                 0               (2,293)
     Depreciation                                                                                      22,941               22,035
     Amortization of goodwill and other intangible assets                                               7,414                6,551
     Interest in-kind on subordinated promissory note                                                   1,231                1,174
     Amortization of debt issue and amendment costs and
         discount on subordinated promissory note                                                       3,860                3,221
     Equity in undistributed earnings of joint venture                                                 (1,540)              (2,238)
     Equity in undistributed earnings of CoBank                                                           (96)                (102)
     Change in assets and liabilities, net of effects of business dispositions:
       Accounts receivable                                                                             (9,280)             (19,396)
       Inventories and prepaid manufacturing expense                                                  (45,346)             (75,637)
       Income taxes refundable/(payable)                                                                8,173               10,963
       Accounts payable and other accrued expenses                                                    (26,158)             (33,030)
       Due to Pro-Fac Cooperative, Inc.                                                                (8,058)               2,302
       Other assets and liabilities, net                                                               (1,226)                 339
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (44,411)             (79,641)
                                                                                                   ----------           ----------

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                                                          (19,937)             (20,691)
   Proceeds from disposals                                                                              5,065               53,538
   Proceeds from investment in CoBank                                                                   2,926                2,403
                                                                                                   ----------           ----------
Net cash (used in)/ provided by investing activities                                                  (11,946)              35,250
                                                                                                   ----------           ----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                                       72,300               60,700
   Payments on long-term debt                                                                         (12,659)             (11,773)
   Cash paid in conjunction with debt amendment                                                        (1,707)              (2,624)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                              57,934               46,303
                                                                                                   ----------           ----------

Net change in cash and cash equivalents                                                                 1,577                1,912
Cash and cash equivalents at beginning of period                                                        4,994                6,540
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    6,571           $    8,452
                                                                                                   ==========           ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter and nine months ended March 24, 2001 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 24, 2000.

New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB No. 101 during the fourth quarter of fiscal 2001. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements or results of operations.

In  July  2000,  the  Emerging  Issues  Task  Force  ("EITF")  of the  Financial
Accounting Standards Board ("FASB") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. The Company must adopt EITF Issue 00-14 in the fourth quarter of fiscal 2001. Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Company's financial statements. The Company estimates that its coupon expense is approximately $6.5 to $7.5 million per year.

In July 2000, the EITF also reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 will become effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, currently classified as a reduction to gross sales, will be classified as component of cost of sales and all prior periods will be reclasssified to reflect this modification. The adoption of EITF Issue 00-10 is not expected to have a material affect on the Company's financial statements and results of operations.

In January 2001, the EITF reached a partial consensus of Issue 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., volume purchase rebates and free or discounted goods). These guidelines became effective for the Company during the third quarter of fiscal 2001 and had no impact on the Company's financial position or results of operations.

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


NOTE 2. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During fiscal 2000, the Company entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. The Company also entered into additional cash flow hedges during fiscal 2001 for 132 million Mexican pesos with maturity dates through May 2002.

At March 24, 2001, the fair value of the open contracts was an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the third quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the nine months ending March 24, 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designated soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during the fiscal year and an immaterial loss has been recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, the Company designated a swap agreement as a cash flow hedge of its forecasted flour purchases. The Company maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designated a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At March 24, 2001, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. This agreement had no value at March 24, 2001. The termination date for the agreement is June 2001.

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. At March 24, 2001, the fair value of the contracts was an after-tax loss of $0.4 million, which is recorded in accumulated other comprehensive income in shareholder's equity. To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the third quarter and the first nine months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts. For the three-month and nine-month periods ended March 24, 2001, approximately $0.7 million and $2.9 million, respectively, have been reclassified from other comprehensive income to a reduction of interest expense. In addition, the value of the interest rate swap contracts decreased by $1.9 million during the three-month period ending March 24, 2001.

NOTE 3: DISPOSITIONS

Sale of Pickle Business: On June 23, 2000, the Company sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of $10.3 million, $4.0 million of which was applied to the term loan facility and $6.3 million to the revolving credit facility. The Company will continue to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods will operate.

In a related transaction, on July 21, 2000, the Company sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. The Company received proceeds of $5.0 million which were applied to bank loans, $3.2 million of which was applied to the term loan facility and $1.8 million of which was applied to the Company's revolving credit facility.

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

Amounts received by Pro-Fac from Agrilink Foods for the nine months ended March 24, 2001 and March 25, 2000, include: commercial market value of crops delivered $68.3 million and $69.4 million, respectively; and additional proceeds from profit sharing provisions, $6.4 million and $11.3 million, respectively.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                March 24,       June 24,       March 25,
                                  2001           2000            2000
                               ----------     ----------      ----------

Finished goods                 $  319,431     $  250,112      $ 299,366
Raw materials and supplies         28,077         45,185         37,019
                               ----------     ----------      ---------
     Total inventories         $  347,508     $  295,297      $ 336,385
                               ==========     ==========      =========

On February 16, 2001, the Company completed the purchase of the frozen vegetable inventory of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"). AgriFrozen's lender sold the inventory to the Company pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance is payable on August 1, 2001. The $31.6 million is included in accounts payable. In addition, under a related agreement between the Company and AgriFrozen, the Company will fund certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period ending on June 30, 2001. These expenses are estimated at $5.5 million to $6.5 million. This funding is net of reimbursement by AgriFrozen of the proceeds from available receivables not pledged to the lender. The Company incurred fees of approximately $0.7 million related to this transaction which were expensed during the quarter.

NOTE 6.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)
                                                       March 24,        June 24,            March 25,
                                                         2001             2000                2000
                                                     -----------       ----------         -----------

Term Loan Facility                                   $  417,000        $  428,300         $  435,000
Senior Subordinated Notes                               200,015           200,015            200,015
Subordinated Promissory Note (net of discount)           28,460            26,144             25,447
Other                                                     5,477             6,836              6,865
                                                     ----------        ----------         ----------
     Total Debt                                         650,952           661,295            667,327
Less Current Portion                                    (15,596)          (16,583)           (16,580)
                                                     ----------        ----------         ----------
     Total Long-Term Debt                            $  635,356        $  644,712         $  650,747
                                                     ==========        ==========         ==========

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

Subordinated Promissory Note: As partial consideration for the Dean Foods Vegetable Company ("Dean Foods") acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to its Senior Subordinated Notes and the credit facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to Great Lakes Kraut Company, LLC, a joint venture owned equally by the Company and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                         Three Months Ended         Nine Months Ended
                                                     -------------------------  -------------------------
                                                     March 24,    March 25,      March 24,     March 25,
                                                       2001         2000           2001          2000
                                                     ---------    ---------     ----------    ----------
Net Sales:
  Vegetables                                         $  224.6     $   202.3     $  697.5      $   611.0
  Fruits                                                 20.4          19.8         91.1           88.7
  Snacks                                                 21.6          20.8         68.3           64.2
  Canned Meals                                           16.1          14.9         49.6           49.9
  Other                                                  11.2          13.1         34.9           41.0
                                                     --------     ---------     --------      ---------
     Continuing segments                                293.9         270.9        941.4          854.8
   Businesses sold1                                       0.0           8.1          0.0           57.9
                                                     --------     ---------     --------      ---------
       Total                                         $  293.9     $   279.0     $  941.4      $   912.7
                                                     ========     =========     ========      =========

Operating income:
   Vegetables2                                       $   17.1     $    16.8     $   48.7      $    56.7
   Fruits                                                 0.9           1.8         11.9           11.4
   Snacks                                                 0.6           1.2          4.2            4.1
   Canned Meals                                           1.2           1.6          5.9            6.1
   Other                                                  0.4           0.9          1.6            2.4
                                                     --------     ---------     --------      ---------
     Continuing segments                                 20.2          22.3         72.3           80.7
   Businesses sold1                                       0.0          (0.4)         0.0           (1.5)
                                                     --------     ---------     --------      ---------
       Subtotal                                          20.2          21.9         72.3           79.2
Gain on sale of assets                                    0.0           0.0          0.0            2.3
                                                     --------     ---------     --------      ---------
Operating income before dividing with Pro-Fac            20.2          21.9         72.3           81.5
Interest expense                                        (20.0)        (19.9)       (59.5)         (58.9)
                                                     --------     ---------     --------      ---------
Pretax income before dividing with Pro-Fac           $    0.2     $     2.0     $   12.8      $    22.6
                                                     ========     =========     ========      =========

1 Includes the private label canned vegetable and pickle businesses sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company of $0.3 million and $0.5 million for the three months ended March 24, 2001 and March 25, 2000, respectively and $1.5 million and $2.2 million for the nine months March 24, 2001 and March 25, 2000, respectively.

NOTE 8.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and the Cooperative have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company's 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company. Full financial statements of the Cooperative are included as an Exhibit to this Form 10-Q. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented as management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)

                                               Three Months Ended          Nine Months Ended
                                          ------------------------     ------------------------
                                            March 24,    March 25,      March 24,     March 25,
                                              2001         2000           2001          2000
                                          -----------   ----------     ----------     ---------

Summarized Statement of Operations:
   Net sales                                $  18.3       $  17.3       $  59.7      $   56.5
   Gross profit                             $  14.2       $  13.7       $  47.5          45.5
   Income from continuing operations        $  15.7       $  14.2       $  51.2          45.9
   Net income                               $  10.2       $   9.2       $  33.3          29.8

Summarized Balance Sheet:
   Current assets                           $   3.3       $   2.9
   Noncurrent assets                        $ 207.2       $ 212.7
   Current liabilities                      $   8.6       $   6.3

NOTE 9. OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel included operational and administrative positions and have improved annual earnings by approximately $8.0 million. As of March 24, 2001, the restructuring charge was fully liquidated.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 12 to 17) and other statements made in this Form 10-Q and in other filings with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations, Accumulated Earnings and Comprehensive Income in the first nine months of fiscal 2001 versus fiscal 2000.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines: vegetables, fruits, snacks and canned meals. The majority of the net sales of each product line are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are located within the United States.

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

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 24, 2001 and March 25, 2000.

EBITDA1, 2

(Dollars in Millions)
                                         Three Months Ended                               Nine Months Ended
                             ------------------------------------------      --------------------------------------
                                   March 24,             March 25,                March 24,            March 25,
                                     2001                  2000                     2001                 2000
                             -------------------     ------------------    ------------------     -----------------
                                          % of                    % of                 % of                   % of
                                 $        Total          $        Total       $        Total         $        Total
                             ----------  --------    ----------   ------   -------     -----      -------     -----

Vegetables                    $ 24.7       81.3%     $  23.7      75.5%    $  71.3      69.4%     $  77.3      71.7%
Fruits                           1.7        5.5          2.3       7.1        13.9      13.5         12.7      11.8
Snacks                           1.5        4.9          2.0       6.5         7.1       6.9          6.5       6.1
Canned Meals                     1.5        4.9          2.1       6.7         7.0       6.8          7.5       6.9
Other                            1.0        3.4          1.4       4.5         3.4       3.4          3.8       3.5
                              ------      -----      -------    ------     -------     -----      -------     -----
     Continuing segments        30.4      100.0         31.5     100.3       102.7     100.0        107.8     100.0
Businesses sold3                 0.0        0.0         (0.1)     (0.3)        0.0       0.0          0.0       0.0
                              ------      -----      -------    ------     -------     -----      -------     -----
     Total                    $ 30.4      100.0%     $  31.4     100.0%    $ 102.7     100.0%     $ 107.8     100.0%
                              ======      =====      ========   ======     =======     =====      =======     =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac, interest expense, depreciation and amortization of goodwill and other intangibles.

     EBITDA should not be considered as an alternative to net income or cash flows from operations or any other accounting principle generally accepted in the United States of America as a measure of performance or liquidity.

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

Net Sales
(Dollars in Millions)

                                        Three Months Ended                            Nine Months Ended
                           -----------------------------------------      ----------------------------------------
                                March 24,               March 25,              March 24,              March 25,
                                  2001                    2000                   2001                   2000
                           ------------------      -----------------      ------------------    ------------------
                                        % of                   % of                   % of                   % of
                              $         Total          $       Total         $        Total        $         Total
                           -------      -----      --------    -----      -------     -----     --------     -----

Vegetables                 $ 224.6       76.4%     $  202.3     72.5%     $ 697.5       74.1%    $  611.0      67.0%
Fruits                        20.4        6.9          19.8      7.1         91.1        9.7         88.7       9.7
Snacks                        21.6        7.3          20.8      7.5         68.3        7.3         64.2       7.0
Canned Meals                  16.1        5.5          14.9      5.3         49.6        5.3         49.9       5.5
Other                         11.2        3.9          13.1      4.7         34.9        3.6         41.0       4.5
                           -------      -----      --------   ------      -------     ------     --------     -----
     Continuing segments     293.9      100.0         270.9     97.1        941.4      100.0        854.8      93.7
Businesses sold1               0.0        0.0           8.1      2.9          0.0        0.0         57.9       6.3
                           -------      -----      --------   ------      -------     ------     --------     -----
     Total                 $ 293.9      100.0%     $  279.0    100.0%     $ 941.4      100.0%    $  912.7     100.0%
                           =======      =====      ========   ======      =======     ======     ========     =====

1 Includes net sales of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                                   Three Months Ended                           Nine   Months  Ended
                                             March 24,              March 25,              March 24,               March 25,
                                               2001                   2000                   2001                    2000
                                       ----------------------   -----------------     -------------------     ------------------
                                                    % of                    % of                    % of                   % of
                                          $         Total          $        Total        $          Total         $        Total
                                       -------      -----       -------     -----      ------       -----     --------     -----

Vegetables                             $  17.1       84.6%      $  16.8     76.7%     $  48.7        67.4%    $  56.7       71.6%
Fruits                                     0.9        4.5           1.8      8.3         11.9        16.5        11.4       14.4
Snacks                                     0.6        3.0           1.2      5.4          4.2         5.8         4.1        5.2
Canned Meals                               1.2        5.9           1.6      7.3          5.9         8.2         6.1        7.6
Other                                      0.4        2.0           0.9      4.1          1.6         2.1         2.4        3.0
                                       -------      -----       -------   ------      -------       -----     -------      -----
     Continuing segments                  20.2      100.0          22.3    101.8         72.3       100.0        80.7      101.8
Businesses sold2                           0.0        0.0          (0.4)    (1.8)         0.0         0.0        (1.5)      (1.8)
                                       -------      -----       -------   ------      -------       -----     -------      -----
     Total                             $  20.2      100.0%      $  21.9    100.0%     $  72.3       100.0%    $  79.2      100.0%
                                       =======      =====       =======   ======      =======       =====     =======      =====

1 Excludes the gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2001 TO THIRD QUARTER FISCAL 2000

Net income for the third  quarter of fiscal 2001  decreased  approximately  $0.5 million as compared to the third quarter of fiscal 2000. Net sales from continuing segments, however, showed an increase of $23.0 million, or 8.5 percent. Approximately $18.5 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $4.7 million was associated with a co-pack agreement for pickles in the Northwest. Increases in manufacturing costs associated with significantly higher utility and freight costs throughout the nation as well as lower than anticipated crop intake in the eastern part of the country, contributing to less than optimal plant efficiencies, continued to negatively impact earnings. The Company's goal of reducing inventories has provided some offset as expenses related to warehousing have been reduced by approximately $2.0 million during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. In addition, management has continued efforts to reduce administrative and general expenses during the third quarter by reducing marketing spending and various employee incentive programs.

In reviewing the quarter, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 12, as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $1.1 million, or 3.5 percent, to $30.4 million in the third quarter of the current fiscal year from $31.5 million in the third quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $22.3 million or 11.0 percent. Significant contributors to this level of growth include net sales from Birds Eye frozen vegetables which increased $6.6 million or 10.9 percent. For the 12 weeks ended March 4, 2001, the total frozen vegetable category unit sales versus a year ago, as reported by Information Resources Inc., decreased by 3.1 percent, while the Birds Eye brand unit volume sales for the same timeframe decreased by only 0.3 percent, and the category leader decreased by 12.1 percent. During the same timeframe, the Birds Eye brand unit share increased by 0.5 percentage points, while the category leader decreased by 1.8 percentage points. In addition, the Company experienced net sales growth in its private label and food service business of $15.1 million during the quarter, approximately $9.8 million of which was associated with the inventory purchased from AgriFrozen Foods, a former subsidiary of Pro-Fac. While these channels provide growth in net sales, the margin for these products is typically lower than that received for branded products. Additionally, the Company's co-pack agreement for pickles in the Northwest accounted for $4.7 million of the increase in net sales. Co-pack agreements typically yield lower margins than the Company's other product lines but do provide for greater utilization of manufacturing facilities. The Company also experienced a decline in Voila! sales of approximately $3.6 million due to the timing of various competitive promotional programs.

Along with the increase in net sales, vegetables experienced an increase in EBITDA of $1.0 million, or 4.2 percent, primarily driven from the improvement in net sales of branded frozen vegetables. While the branded frozen vegetable business continues to show improvements, EBITDA was negatively impacted by the increase in manufacturing, freight and utility costs as discussed above.

Net sales for the fruit product line increased $0.6 million, or 3.0 percent, while EBITDA decreased $0.6 million. The modest increase in net sales was primarily attributable to improvements in private label pie filling and toppings, applesauce, and frozen fruit sales. Again, while the Company showed improvement in net sales, the EBITDA for this category declined impacted by product mix and higher manufacturing costs.

Net sales for the snack product line increased $0.8 million, or 3.8 percent, primarily due to increased volume within the potato chip category. However, this growth in net sales was offset by significantly higher utility costs incurred at the Company's snack operations and, therefore, resulted in reduced margins. In addition, competitive pressures within the popcorn product line continue to negatively impact earnings.

Net sales for canned meals increased $1.2 million, or 8.1 percent due to increases in unit sales of branded prepared chili. However, EBITDA decreased $0.6 million from $2.1 million to $1.5 million due to increases in costs and timing of various promotional programs.

The other product line, primarily represented by salad dressings, experienced a decrease in net sales of $1.9 million, or 14.5 percent, due primarily to a decline in unit volume associated with the loss of a private label customer. EBITDA decreased $0.4 million as a result of the above sales decline.

Operating Income: Operating income from continuing segments decreased from $22.3 million in the third quarter of fiscal 2000 to $20.2 million in the third quarter of fiscal 2001. This represents a decrease of $2.1 million or 9.4 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $6.9 million, or 10.5 percent, as compared with the third quarter of the prior fiscal year. The increase is primarily attributable to increases in promotional spending as a result of net sales increases in the branded vegetable category. However, marketing expenses have been reduced during the quarter to offset cost increases incurred in the Company's manufacturing operations. Also, in the third quarter of fiscal 2000, the Company reduced its accrual associated with various employee incentive programs due to overall performance.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between the Company and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.2 million as compared to the prior year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Interest Expense: Interest expense increased $0.1 million to $20.0 million in the third quarter of fiscal 2001 from $19.9 million in the third quarter of fiscal 2000. The increase is the result of an increase in the weighted average interest rate of 18 basis points resulting from both amendments to the Company's credit facility during September 2000 and the impact of general interest rate increases on unhedged net borrowings. The increase was offset by lower average outstanding balances during the quarter of approximately $17.7 million.

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

Tax Provision: The provision for income taxes decreased approximately $0.4 million from the prior year as a result of the change in earnings before tax. The Company's effective tax rate is also impacted by the non-deductibility of certain amounts of goodwill.


   CHANGES FROM FIRST NINE MONTHS FISCAL 2001 TO FIRST NINE MONTHS FISCAL 2000

Excluding the gain on sale of assets, net income for the first nine months of fiscal 2001 decreased $1.5 million from fiscal 2000. However, net sales from continuing segments showed an increase of $86.6 million, or 10.1 percent. Approximately $49.6 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $38.0 million was associated with various co-pack agreements. While the Company continues to benefit from this significant improvement in net sales, it has also experienced a significant increase in its manufacturing costs. Increased manufacturing costs are primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management has focused efforts on inventory reduction to reduce warehousing costs, and management has taken steps to monitor and control administrative and general expenses. These actions have primarily focused on reductions in certain marketing programs and various employee incentive programs. Management will continue to focus its efforts on cost savings initiatives to reduce its overall spending.

In reviewing the first nine months of its fiscal year, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 12 as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $5.1 million, or 4.7 percent, to $102.7 million in the first nine months of the current fiscal year from $107.8 million in the first nine months of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $86.5 million or 14.2 percent. This growth is primarily attributable to a $4.9 million increase in net sales from Voila! and a $17.2 million increase in Birds Eye frozen vegetables. For the 36-week period ending March 4, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 2.6 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.0 percent. The category leader's retail unit sales decreased 9.6 percent during the same 36-week period. In addition, volume improvements in private label and food service frozen vegetables accounted for $22.0 million of the increase. As highlighted in the quarter, $9.8 million of the increase in private label and food service frozen vegetable sales was associated with the inventory purchased from AgriFrozen Foods. Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for an additional $38.0 million of the net sales increase. While these co-pack agreements typically yield lower margins than the Company's other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $6.0 million. The reduction in EBITDA was impacted by both increased manufacturing costs and competitive pressures.

Net sales for the fruit product line increased $2.4 million, or 2.7 percent, while EBITDA increased $ 1.2 million, or 9.4 percent. The net sales improvement was led by increases in private label pie fillings and toppings and private label and co-pack frozen fruits. The improvement in EBITDA is attributable to the increase in sales and improved pricing.

Net sales for the snack product line increased $4.1 million, or 6.4 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.6 million, or 9.2 percent. In addition, EBITDA in the prior year was negatively impacted by residual strike related costs at the Snyder of Berlin facility in its first quarter of fiscal 2000. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $0.3 million, or 0.6 percent, while EBITDA decreased $0.5 million, or 6.7 percent. EBITDA decreased as a result of product mix changes, increased costs, and timing of various promotional programs.

The other product line net sales, primarily represented by salad dressings, decreased $6.1 million, or 14.9 percent, while EBITDA decreased $0.4 million, or
10.5 percent. The net sales and EBITDA decline is due to a decline in unit volume associated with a loss of a private label customer. In addition, the Company benefited from reductions in product costs primarily in the cost of oils.

Operating Income: Operating income from continuing segments decreased from $80.7 million in the first nine months of fiscal 2000 to $72.3 million in the first nine months of fiscal 2001. This represents a decrease of $8.4 million or 10.4 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $1.7 million, or 0.8 percent, as compared with the first nine months of the prior fiscal year. As noted above, the increase is primarily attributable to increases in promotional spending as a result of net sales increases in the branded category offset by reductions in marketing to offset cost increases incurred in the Company's manufacturing operations.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between the Company and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.7 million as compared to the same period of the prior fiscal year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, the Company sold its Cambria, Wisconsin facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $0.6 million from the prior year to $59.5 million. The increase is the result of an increase in the weighted average interest rate of 45 basis points resulting from both amendments to the Company's credit facility during September 2000 and general interest rate increases on unhedged net borrowings during the first nine months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Company's credit facility. The increases were offset by lower average outstanding balances during the first nine months of the fiscal year of approximately $35.7 million, primarily due to required repayments and mandatory prepayments of short-term debt related to the sale of the private label canned vegetable business and pickle business.

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

Tax Provision: The provision for taxes decreased approximately $2.1 million from the prior year as a result of the change in earnings before tax. The Company's effective tax rate is also impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the unaudited "Consolidated Statement of Cash Flows" for the nine months ended March 24, 2001, as compared to the nine months ended March 25, 2000.

Net cash used in operating activities decreased $35.2 million over the nine months of the prior fiscal year. This decrease primarily results from a $30.3 million decrease in inventories (including prepaid manufacturing expense) due to the sale of the private label canned vegetable and pickle businesses, management efforts to reduce outstanding inventory levels, and reductions caused by the agricultural conditions in the eastern part of the country which limited the Company's crop intake. Offsetting the benefits of the inventory reductions was an increase in cash used to liquidate accounts payable and other accruals. The purchase of inventory from AgriFrozen Foods had no significant impact on operating cash flow for the quarter as the increase in inventories was offset by a corresponding increase in accounts payable. The purchase price of the AgriFrozen Foods inventory was $31.6 million, of which $10.0 million was paid on April 1, 2001, and the remaining balance is due on August 1, 2001. See NOTE 5 to the "Notes to Consolidated Financial Statements.

Net cash used in investing activities in the first nine months of fiscal 2001 increased $47.2 million from the first nine months of fiscal 2000. The change was primarily a result of a reduction in proceeds received from asset sales of $48.4 million (see NOTE 3 to the "Notes to Consolidated Financial Statements") offset by a slight reduction in equipment purchases of $0.7 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $11.6 million. However, fiscal 2000 included mandatory prepayments of short-term debt related to the sale of the Company's private label canned vegetable business ($42.4 million) and Cambria, Wisconsin facility ($4.5 million). See NOTE 3 to the "Notes to Consolidated Financial Statements." Thus, excluding the impact of these prepayments, proceeds from short-term debt borrowings decreased $35.3 million which was caused by the elimination of inventory and other operating activities associated with those businesses sold.

Borrowings: Under the Company's Revolving Credit Facility, the Company is able to borrow up to $200 million for seasonal working capital purposes. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 24, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $78.0 million, (ii) there were $13.2 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $108.8 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and the Company meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2001, the Company negotiated an amendment to the covenants outlined under its credit facility. See NOTE 6 of the "Consolidated Financial Statements" for further details. As of March 24, 2001, Pro-Fac and the Company are in compliance with all such covenants, restrictions, and limitations under the terms of the credit facility as amended.

                          NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company is required to adopt SAB No. 101 during the fourth quarter of fiscal 2001. Management believes the adoption of this pronouncement will not have a material impact on its financial statements or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. The Company must adopt EITF Issue 00-14 in the fourth quarter of fiscal 2001. Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Company's financial statements. The Company estimates that its coupon expense is approximately $6.5 to $7.5 million per year.

In July 2000, the EITF also reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 will become effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, currently classified as a reduction to gross sales, will be classified as component of cost of sales and all prior periods will be reclasssified to reflect this modification. The adoption of EITF Issue 00-10 is not expected to have a material affect on the Company's financial statements and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company as a result of its operating and financing activities is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

Foreign Currency: The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At March 24, 2001, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from March 2001 to May 2002. The fair value of these open contracts was an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the third quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the first nine months of fiscal 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                           Foreign Currency
                                                               Forward
                                                          -----------------
Contract amounts                                          140 million Pesos
Weighted average settlement exchange rate                     10.1850 %


Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted flour purchases. The Company maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At March 24, 2001, the Company had an open swap hedging approximately 80 percent of its planned corrugated requirements. The agreement had no fair value at March 24, 2001. The termination date for the agreement is June 2001.

                                                              Swap
                                                           Corrugated
                                                    (Unbleached Kraftliner)
                                                    -----------------------
Notional amount                                         30,000 short tons
Average paid rate                                        $475/short ton
Average receive rate                             Floating rate/short ton - $460
Maturities through                                          June 2001

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. At March 24, 2001, the fair value of the contracts was an after-tax loss of $0.4 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the third quarter and first nine months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts. For the three months and nine months ended March 24, 2001, approximately $0.7 million and $2.9 million, respectively, has been reclassified from other comprehensive income to a reduction of interest expense. In addition, the value of the interest rate swaps contract decreased by $1.9 million during the three-month period ending March 24, 2001.

The following is a summary of the Company's interest rate swap agreements:

                                                           March 24, 2001
                                                           --------------
Interest Rate Swap:
Variable to Fixed - notional amount                         $250 million
Average pay rate                                            4.96 - 5.32%
Average receive rate                                    Floating rate - 6.29%
Maturities through                                          October 2001

In a declining interest rate market, the benefits of the hedge position are minimized, however, the Company will monitor market conditions to adjust its position as it considers necessary.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, the Company completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the workforce. Reductions in personnel included operational and administrative positions and have improved annual earnings by approximately $8.0 million. As of March 24, 2001, the restructuring reserve was fully liquidated.

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

The crop and yield resulting from the 2000 growing season has provided a sufficient, if not ample, supply throughout the industry. However, harsh weather conditions did impact corn yields which reduced supply and, in turn, resulted in higher pricing for this commodity.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Company to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              Exhibit Number                                                      Description
              --------------          ------------------------------------------------------------------------------------

                  10.29               Service Agreement By and Between Agrilink Foods, Inc. and PF Acquisition II.

                  10.30               Bill of Sale By and Between  Agrilink Foods,  Inc. and CoBank,  ACB for the Purchase of
                                      PF Acquisition II Inventory.

                  99.1                Pro-Fac  Cooperative,  Inc.  Financial  Statements for the Quarterly Period Ended March
                                      24, 2001.

          (b)  Reports on Form 8-K:

               Two Form 8-Ks were filed by the Company during the third quarter of fiscal 2001.

               |X| On January 23, 2001, the Company filed a Form 8-K regarding the announcement by AgriFrozen Foods ("AgriFrozen") of the closing of its frozen vegetable business. As part of that announcement, and at the request of AgriFrozen's lender, the Company submitted a proposal to purchase the remaining inventory of AgriFrozen.

               |X|  On  February  16,  2001,  the  Company  filed a Form  8-K to announce  its  completion  of the  purchase of  AgriFrozen's
                    inventory  and  related   repacking  and  inventory  storage
                    agreements.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AGRILINK FOODS, INC.


Date: May 4, 2001                 By:/s/   Earl L. Powers
     -------------                   -----------------------------------
                                           EARL L. POWERS
                                   EXECUTIVE VICE PRESIDENT FINANCE AND
                                         CHIEF FINANCIAL OFFICER
                                      (Principal Financial Officer
                                     and Principal Accounting Officer)


                                                   Exhibit Index

Exhibit Number                                      Description                                            Page

   10.29         Service  Agreement By and Between  Agrilink Foods,  Inc. and PF Acquisition II.            24

   10.30         Bill of Sale By and Between Agrilink Foods, Inc. and CoBank, ACB for  the
                 Purchase of PF Acquisition II Inventory.                                                   37

   99.1          Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended
                 March 24, 2001.                                                                            40
