Form 10-K
period 2001-06-30
AGRILINK FOODS INC
filed 2001-09-10
CIK 26285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K


(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2001
                                       or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition Period from        to
                                            ------    ------


               Registration Statement (Form S-4) Number 333-70143

                              AGRILINK FOODS, INC.
             (Exact name of registrant as specified in its charter)

      New York                                          16-0845824
(State of Incorporation)                    (IRS Employer Identification Number)

              90 Linden Oaks, PO Box 20670, Rochester, NY       14602-0670
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

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:
                                      NONE
              Number of common shares outstanding at September 1, 2001:

                              Common Stock: 10,000

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2001
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                           PAGE
ITEM 1.       Description of Business
                  Cautionary Statement on Forward-Looking Statements...................................................      3
                  General Development of Business......................................................................      3
                  Narrative Description of Business ...................................................................      4
                  Financial Information About Industry Segments........................................................      6
                  Packaging and Distribution...........................................................................      6
                  Trademarks...........................................................................................      6
                  Raw Material Sources.................................................................................      7
                  Environmental Matters................................................................................      7
                  Seasonality of Business..............................................................................      7
                  Practices Concerning Working Capital.................................................................      8
                  Significant Customers................................................................................      8
                  Backlog of Orders....................................................................................      8
                  Business Subject to Government Contracts.............................................................      8
                  Competitive Conditions...............................................................................      8
                  Market and Industry Data.............................................................................      9
                  New Products and Research and Development............................................................      9
                  Employees............................................................................................      9
ITEM  2.      Description of Properties................................................................................      9
ITEM  3.      Legal Proceedings........................................................................................     11
ITEM  4.      Submission of Matters to a Vote of Security Holders......................................................     11

                                     PART II

ITEM  5.      Market for Registrant's Common Stock and Related Security Holder Matters.................................     12
ITEM  6.      Selected Financial Data..................................................................................     12
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................     13
ITEM  7A.     Quantitative and Qualitative Disclosures About Market Risk...............................................     23
ITEM  8.      Financial Statements and Supplementary Data..............................................................     24
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     57

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................................     58
ITEM 11.      Executive Compensation...................................................................................     60
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........................................     62
ITEM 13.      Certain Relationships and Related Transactions...........................................................     62

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     64
              Signatures...............................................................................................     69

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Agrilink Foods, Inc. (the "Company" or "Agrilink Foods") makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-K and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that could impact the Company include:

*    the impact of strong competition in the food industry;

*    the impact of changes in consumer demand;

*    the impact of weather on the volume and quality of raw product;

*    the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

* the continuation of the Company's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies) and the availability of acquisition and alliance opportunities;

* the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

*    the Company's ability to service debt.

                         GENERAL DEVELOPMENT OF BUSINESS

Agrilink Foods, incorporated in New York in 1961, is a producer and marketer of processed food products. The terms "Company" and "Agrilink Foods" mean "Agrilink Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Agrilink Foods is a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac"). Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. The Cooperative conducts business under the name of Agrilink. In addition, the board of directors of Agrilink Foods, Inc. and Pro-Fac conduct joint meetings, coordinate their activities, and act on a consolidated basis. Although Pro-Fac Cooperative, Inc. continues to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it is presented as Agrilink for all other communications.

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

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. (This note was subsequently sold to Great Lakes Kraut Company, a joint venture of the Company, in December 2000.) The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged with and into the Company. DFVC was one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "Notes"). See NOTE 8 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11-7/8 Percent due 2008." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The Credit Facility and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The Credit Facility and Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service/industrial" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2001, approximately 64 percent of the Company's net sales were branded and the remainder divided between private label and food service/industrial. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include canned and frozen vegetables, salad dressings, salsa, applesauce, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded, and battered products which are sold to customers such as Albertson's, Fleming, Piggly Wiggly, Safeway, Wal-Mart/Sam's, SuperValu, BJ's, Wegmans and Winn-Dixie. The Company's food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Gordon Food Service, Pocahontas, PYA Monarch, Church's, Denny's, Food Service of America, KFC, MBM Corporation, McDonald's, and SYSCO.

The Company has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Company's four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, Southern-specialty products such as black-eyed peas, okra, and Southern squash, frozen meal starters with pasta or potatoes and sauce and complete frozen meals in a bag. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2001 vegetable product line net sales represented approximately 74 percent of the Company's total net sales. Within this product line net sales of approximately 62 percent represented branded products, 16 percent represented private label products and 22 percent represented food service/industrial products.

The Company is a major supplier of frozen vegetables for Sam's Club stores across the United States and the exclusive supplier in a significant portion of their Clubs. The Company is also a 50 percent partner with Flanagan Brothers, Inc. in Great Lakes Kraut Company, LLC, a New York limited liability company. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Company is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2001, fruit product line net sales represented approximately 9 percent of the Company's total net sales. Within this product line, net sales of approximately 53 percent represented branded products, 17 percent represented private label products, and 30 percent represented food service/industrial products.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. In fiscal 2001 snacks net sales represented approximately 8 percent of the Company's total net sales. Within this product line, net sales of approximately 89 percent represented branded products, 9 percent represented private label products, and 2 percent represented food service/industrial products.

Effective June 24, 2000, Agrilink Foods acquired the Flavor Destinations Trademark for snack items and began manufacturing and marketing this regional brand through its Tim's Cascade Chips business in Auburn, Washington.

Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. In fiscal 2001 canned meals net sales represented approximately 5 percent of the Company's total net sales. Within this product line, net sales of approximately 79 percent represented branded products, 18 percent represented private label products, and 3 percent represented food service/industrial products.

Other: The Company's other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2001, other net sales represented approximately 4 percent of the Company's total net sales.

On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J. M. Smucker Company.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999, which are included in this report, reflect the information relating to those segments for each of the Company's last three fiscal years.

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

The Company maintains a multiyear logistic agreement with American President Lines ("APL") under which APL provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan.

The Company also maintains a long-term logistics agreement with Americold under which Americold manages the Montezuma, Georgia frozen food distribution facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of the trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Company's intent to maintain its trademark registrations. The major brand names utilized by the Company follow:

Product Line                                                  Brand Name
-------------     ---------------------------------------------------------------------------------------------------------

Vegetables        Birds  Eye,  Voila!,  Birds  Eye  Simply  Grillin'(1),  Birds  Eye  Fresh(1),  Freshlike,  Veg-All,  Brooks,
                  Chill-Ripe,  Comstock,  Greenwood,  McKenzie's,  McKenzie's Gold King,  Southern Farms,  Southland,  Nalley,
                  Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits            Birds Eye,  Chill-Ripe,  Comstock,  Globe,  McKenzies,  Orchard Farm, Orchard Fresh, Pixie,  Southern Farms,
                  Thank You, Squeezle Sauz(1), West Bay, Wilderness, Tropic Isle

Snacks            Snyder of Berlin,  Thunder  Crunch,  Tim's Cascade Chips, La Restaurante,  Erin's,  Husman,  Naturally Good,
                  Beehive, Pops-Rite, Savoral, Super Pop, Flavor Destinations

Canned Meals      Nalley, Mariners Cove, Riviera

Other             Bernstein's, Nalley


(1)  Application filed and U.S. federal registration is pending.

(2)  Represent trademarks of Great Lakes Kraut Company, LLC.  The Company owns a 50 percent interest in this joint venture.

                              RAW MATERIAL SOURCES

Of the commodity types supplied by Pro-Fac, approximately 60 percent was received from members of the Cooperative. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2001, total capital expenditures of the Company were $25.1 million of which approximately $0.6 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.8 million for the 2002 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From a sales point of view, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings). Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. The Company's Revolving Credit Facility is used primarily for seasonal borrowings, the amount of which fluctuates during the year. Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

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

                             COMPETITIVE CONDITIONS

All products of the Company, particularly branded products, compete with those of other national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a readily available and broad line of products, product quality, price, and marketing and sales promotion.

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

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2001, marketing programs for national brands focused primarily on Birds Eye Voila!, Birds Eye Baby Vegetables, and Birds Eye Simply Grillin'. National advertising campaigns can include television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

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

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Company to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 27 employees are employed within this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

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

During fiscal 1999, Birds Eye Voila!, a frozen all-in-one meal product that includes vegetables, starch (pasta or potatoes), seasonings, and bite sized pieces of protein (chicken, beef, turkey, or shrimp), in a variety of flavors, was introduced. Fiscal 2001 net sales for Birds Eye Voila! were approximately $108.1 million and fiscal 2000 net sales for Birds Eye Voila! were $104.5 million. During fiscal 2001, the Company introduced Birds Eye Simply Grillin', a preseasoned blend of top quality Birds Eye vegetables in a foil tray. Net sales for Simply Grillin' were approximately $11.3 million in fiscal 2001. A national advertising campaign for Simply Grillin' has been initiated during the first quarter of fiscal 2002.

                                    EMPLOYEES

As of June 30, 2001, the Company had 4,685 full-time employees, of whom 3,401 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 3,360 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

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

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Product Line)                                Location                                Square Feet
----------------------------------                                --------                                -----------
Vegetables:
Warehouse                                                         Sodus, MI                                 243,138
Freezing plant, warehouse, dry storage, and office                Barker, NY                                123,600
Freezing plant                                                    Bergen, NY                                138,554

Type of Property (By Product Line)                                Location                                Square Feet
----------------------------------                                --------                                -----------
Vegetables (Continued):
Cold storage and repackaging plant and public storage warehouse   Brockport, NY                             404,410
Canning plant and warehouse, freezing plant                       Oakfield, NY                              263,410
Freezing plant, cold storage, repackaging plant and office        Montezuma, GA                             591,300
Freezing plant, cold storage, and office                          Alamo, TX                                 114,446
Freezing plant, cold storage, and office                          Bridgeville, DE                           104,383
Freezing plant and repackaging plant                              Celaya, Mexico                            318,620
Freezing plant and distribution center                            Darien, WI                                348,800
Freezing plant, repackaging plant and warehouse                   Fairwater, WI                             178,298
Repackaging plant and distribution center                         Fulton, NY                                263,268
Freezing and canning plant and office                             Green Bay, WI                             492,446
Freezing plant and repackaging plant(1)                           Oxnard, CA                                 39,082
Repackaging plant(1)                                              San Antonio, TX                            20,445
Freezing plant and warehouse                                      Uvalde, TX                                146,625
Freezing plant, repackaging plant and warehouse                   Watsonville, CA                           207,600
Freezing plant, repackaging plant and warehouse                   Waseca, MN                                258,475
Labeling plant and distribution center(1)                         Fond du Lac, WI                           330,000
Receiving and grading station (1)                                 Mount Vernon, WA                          110,806
Receiving and grading station (1)                                 Aurora, WA                                  6,800
Warehouse, tank yards, and office building                        Enumclaw, WA                               87,313
Plant, warehouse, and tank yards                                  Tacoma, WA                                295,468

Fruits:
Canning plant and warehouse                                       Red Creek, NY                             153,076
Canning plant and warehouse                                       Fennville, MI                             350,000
Canning plant and warehouse                                       Lawton, MI                                142,000

Snacks:
Manufacturing plant                                               Ridgway, IL                                50,000
Plant, warehouse, distribution center, and office                 Algona, WA                                107,000
Plant, warehouse, and office                                      Berlin, PA                                190,225
Plant, warehouse, distribution center, and office(1)              Auburn, WA                                 23,000
Plant, warehouse and distribution center                          Auburn, WA                                 27,442
Plant, warehouse, and office                                      Cincinnati, OH                            113,576
Distribution center                                               Elwood City, PA                             8,000
Distribution center                                               Monessen, PA                               10,000
Distribution center                                               Coraopolis, PA                             15,000
Distribution center                                               Canton, OH                                  8,200
Distribution center(1)                                            Canal Fulton, OH                           14,000
Distribution center(1)                                            Altoona, PA                                10,000
Distribution center(1)                                            Ashland, KY                                10,760
Distribution center(1)                                            Bristol, TN                                11,500
Distribution center(1)                                            Knoxville, TN                              12,500
Distribution center(1)                                            Dayton, OH                                  9,200

Canned Meals:
Canning plant, warehouse and distribution center                  Tacoma, WA                                313,488

Other:
Office building, manufacturing plant and warehouse                Tacoma, WA                                372,164
Parking lot and yards (1)                                         Tacoma, WA                                305,470
Office Building - Fuller Building (1)                             Tacoma, WA                                 60,000
Headquarters office (1)                                           Rochester, NY                              76,372

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


ITEM 6. SELECTED FINANCIAL DATA


                              Agrilink Foods, Inc.

                        FIVE YEAR SELECTED FINANCIAL DATA
(Dollars in Thousands)
                                                                                        Fiscal Year Ended June
                                                            ------------------------------------------------------------------------
                                                               2001(a)        2000          1999(b)          1998           1997
                                                            ------------   ------------   -----------    -----------    -----------

Consolidated Summary of Operations:
   Net sales                                                $ 1,303,311    $ 1,232,262    $ 1,261,880    $   742,161    $   755,464
   Cost of sales                                               (928,806)      (857,319)      (903,891)      (546,578)      (563,722)
                                                            -----------    -----------    -----------       --------    -----------
   Gross profit                                                 374,505        374,943        357,989        195,583        191,742
   Selling, administrative, and general expenses               (295,046)      (281,286)      (289,923)      (141,837)      (145,392)
   Gains on sales of assets                                           0          6,635         64,734              0          3,565
   Restructuring                                                      0              0         (5,000)             0              0
   Income from joint venture                                      1,779          2,418          2,787          1,893              0
                                                            -----------    -----------    -----------    -----------    -----------
   Operating income before dividing with Pro-Fac                 81,238        102,710        130,587         55,639         49,915
   Interest expense                                             (79,775)       (78,054)       (65,339)       (30,633)       (35,030)
   Amortization of debt issue costs associated with the
     Bridge Facility                                                  0              0         (5,500)             0              0
                                                            -----------    -----------    -----------    -----------    -----------
   Pretax income before dividing with Pro-Fac and
     before extraordinary item and cumulative effect of
       an accounting change                                       1,463         24,656         59,748         25,006         14,885
   Pro-Fac share of income before extraordinary
     item and cumulative effect of an accounting change            (732)       (12,328)        (1,658)       (12,503)        (7,442)
                                                            -----------    -----------    -----------    -----------    -----------
   Income before taxes, extraordinary item, and
     cumulative effect of an accounting change                      731         12,328         58,090         12,503          7,443
   Tax provision                                                   (660)        (5,904)       (24,770)        (5,689)        (3,668)
                                                            -----------    ------------   -----------    -----------    -----------
   Income before extraordinary item and
     cumulative effect of an accounting change                       71          6,424         33,320          6,814          3,775
   Extraordinary item relating to the early extinguishment
     of debt (net of income taxes and after dividing
       with Pro-Fac)                                                  0              0        (16,366)             0              0
   Cumulative effect of an accounting change (net of
   income taxes and after dividing with Pro-Fac)                      0              0              0              0          1,747
                                                            -----------    -----------    -----------    -----------    -----------
   Net income                                               $        71    $     6,424    $    16,954    $     6,814    $     5,522
                                                            ===========    ===========    ===========    ===========    ===========
Balance Sheet Data:
   Working capital                                          $   261,304    $   254,094    $   225,363    $   108,075    $    84,060
   Ratio of current assets to current liabilities                 2.3:1          2.2:1          2.0:1          1.9:1          1.8:1
   Total assets                                             $ 1,070,271    $ 1,098,887    $ 1,110,061    $   568,971    $   542,561
   Long-term debt and senior-subordinated notes
     (excludes current portion)                             $   631,128    $   644,712    $   668,316    $   229,937    $   222,829

Other Statistics:
     Average number of employees:
     Regular                                                      4,627          5,510          6,040          3,620          3,507
     Seasonal                                                     2,931          2,152          2,838          1,125          1,068

(a)  Consists of 53 weeks.

(b) Includes nine months of operating results from the September 28, 1998 DFVC Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 1999 through fiscal 2001.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines including: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Bean. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within this category include Bernstein's and Nalley.

The following tables illustrate the Company's results of operations by product line for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999, and the Company's total assets by product line at June 30, 2001, June 24, 2000, and June 26, 1999.

EBITDA1,2
(Dollars in Millions)

                                                                              Fiscal Years Ended
                                               -----------------------------------------------------------------------------------
                                                    June 30, 2001                June 24, 2000                  June 26, 1999
                                               --------------------          ---------------------          ----------------------
                                                              % of                           % of                          % of
                                                 $            Total              $           Total             $           Total
                                               -----          -----          ------          -----          -------        -----
Vegetables                                      85.9           70.5            93.8           69.4           64.2            61.7
Fruits                                          14.1           11.6            15.7           11.6           10.8            10.4
Snacks                                           9.4            7.7             9.8            7.3            5.8             5.5
Canned Meals                                     8.1            6.7             8.6            6.4            8.4             8.1
Other                                            4.3            3.5             6.5            4.8            5.3             5.1
                                               -----          -----          ------          -----          -----          ------
   Continuing segments                         121.8          100.0           134.4           99.5           94.5            90.8
Businesses sold3                                 0.0            0.0             0.7            0.5            9.6             9.2
                                               -----          -----          ------          -----          -----          ------
     Total                                     121.8          100.0           135.1          100.0          104.1           100.0
                                               =====          =====          ======          =====          =====          ======

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

Net Sales
(Dollars in Millions)
                                                                              Fiscal Years Ended
                                               -----------------------------------------------------------------------------------
                                                    June 30, 2001                June 24, 2000                  June 26, 1999
                                               --------------------          ---------------------          ----------------------
                                                              % of                           % of                           % of
                                                 $            Total              $          Total               $           Total
                                              -------         -----          --------       ------           -------        ------

Vegetables                                      970.2           74.5            836.7          67.9            769.5          61.0
Fruits                                          120.4            9.2            114.4           9.3            115.8           9.2
Snacks                                           97.9            7.5             90.9           7.4             91.4           7.2
Canned Meals                                     64.2            4.9             62.3           5.1             66.4           5.3
Other                                            50.6            3.9             56.0           4.5             74.8           5.9
                                              -------         ------          -------        ------          -------        ------
     Continuing segments                      1,303.3          100.0          1,160.3          94.2          1,117.9          88.6
Businesses sold1                                  0.0            0.0             72.0           5.8            144.0          11.4
                                              -------         ------          -------        ------          -------        ------
     Total                                    1,303.3          100.0          1,232.3         100.0          1,261.9         100.0
                                              =======         ======          =======        ======          =======        ======

1 Includes net sales of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                                              Fiscal Years Ended
                                               -----------------------------------------------------------------------------------
                                                    June 30, 2001                June 24, 2000                  June 26, 1999
                                               --------------------          ---------------------          ----------------------
                                                              % of                          % of                           % of
                                                  $           Total             $            Total            $            Total
                                                ----          -----           -----         ------          -----          ------
Vegetables                                      55.7           68.6            65.4           68.0           43.9            61.9
Fruits                                          11.4           14.1            13.9           14.4            8.4            11.8
Snacks                                           5.6            6.9             6.7            7.0            3.3             4.7
Canned Meals                                     6.6            8.1             6.7            7.0            6.5             9.2
Other                                            1.9            2.3             4.6            4.8            3.7             5.2
                                                ----          -----           -----          -----          -----          ------
   Continuing segments                          81.2          100.0            97.3          101.2           65.8            92.8
Businesses sold2                                 0.0            0.0            (1.2)          (1.2)           5.1             7.2
                                                ----          -----           -----          -----          -----          ------
     Total3                                     81.2          100.0            96.1          100.0           70.9           100.0
                                                ====          =====           =====          =====          =====          ======

1 Excludes the gains on sales of assets, restructuring charges, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $79.8 million, $78.1 million, and $70.8 million, for the years ended June 30, 2001, June 24, 2000, and June 26, 1999, respectively, results in pretax income before dividing with Pro-Fac and before extraordinary item. Management does not allocate interest expense to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)

                                                                              Fiscal Years Ended
                                               -----------------------------------------------------------------------------------
                                                    June 30, 2001                June 24, 2000                  June 26, 1999
                                               --------------------          ---------------------          ----------------------
                                                              % of                           % of                          % of
                                                   $          Total             $            Total               $         Total
                                               -------        -----           -------        ------           ------       ------

Vegetables                                      846.5          79.1             876.3         79.7             885.2         79.7
Fruits                                           72.7           6.8              80.0          7.2              91.1          8.3
Snacks                                           47.6           4.4              44.0          4.0              41.5          3.7
Canned Meals                                     45.7           4.2              45.9          4.2              46.7          4.2
Other                                            57.6           5.4              52.4          4.8              43.6          3.9
                                              -------         -----           -------        -----           -------       ------
   Continuing segments                        1,070.1          99.9           1,098.6         99.9           1,108.1         99.8
Businesses sold1                                  0.0           0.0               0.0          0.0               1.1          0.1
Assets held for sale                              0.1           0.1               0.3          0.1               0.9          0.1
                                              -------         -----           -------        -----           -------       ------
   Total                                      1,070.2         100.0           1,098.9        100.0           1,110.1        100.0
                                              =======         =====           =======        =====           =======       ======

1 Includes the assets of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 2000 TO FISCAL 2001

During fiscal 2001, net sales from continuing segments showed an increase of $143.0 million, or 12.3 percent. Approximately $90.6 million of the net sales improvement was attributable to an increase in frozen vegetable net sales, and an additional $44.1 million was associated with various co-pack agreements. The Company's overall market share, for the 52-week period ending June 24, 2001, for frozen vegetables approximated 31.4 percent and represented an improvement of
1.6 points over the prior year. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments.

Excluding the gain on sales of assets (net of tax), net income, however, decreased $2.6 million from fiscal 2000. While the Company continues to benefit from a significant improvement in net sales, it has also experienced a significant increase in its manufacturing costs. Increased manufacturing costs were primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management has focused efforts on controlling warehousing expenses, increased branded pricing, acquired lower cost inventory from the lender to AgriFrozen, and initiated reductions in selling, administrative, and general expenses. Management actions have included reductions in certain marketing programs and various employee incentive programs. Management continues to focus its efforts on cost savings initiatives to reduce its overall spending.

Management also utilizes an evaluation of EBITDA from continuing segments as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $12.6 million, or 9.4 percent, to $121.8 million in fiscal 2001 from $134.4 million in fiscal 2000. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $133.5 million or 16.0 percent. Significant components associated with this growth include: (a) an improvement in net sales within the brand business of approximately $58.2 million; and (b) increases in net sales within the nonbranded business of approximately $75.3 million.

Within the branded businesses, the increase in Birds Eye frozen vegetables net sales accounted for approximately $42.0 million of the $58.2 million increase. $27.4 million was a result of volume improvements and $14.6 million was due to pricing initiatives announced in the second half of fiscal 2001. For the 52-week period ending June 24, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 3.1 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.9 percent. Unit sales of the Company's largest competitor, as reported by Information Resources, Inc., decreased 9.1 percent during this same time period. Net sales for the Birds Eye Voila! product line increased $3.6 million over the prior year, while Voila! remained the leading brand with 32.7 percent of the home meal replacement category.

In addition, in the fourth quarter of fiscal 2001, the Company initiated a national launch of its most recent new product, Simply Grillin'. Simply Grillin' is a preseasoned blend of top quality grilled Birds Eye vegetables in a foil tray. Net sales associated with this new product were $11.3 million. Marketing and promotional spending incurred with this introduction amounted to $5.9 million. Management estimates that Simply Grillin' will achieve $35 million of net sales in fiscal 2002.

The Company's non-branded vegetable business experienced volume increases in private label and food service frozen vegetables which accounted for $27.1 million of net sales growth. The $27.1 million of net sales growth resulted from the following: (a) increases in Agrilink Foods' recurring private label and food service business of $25.0 million; (b) net sales increases of $26.2 million associated with the inventory purchased from AgriFrozen Foods; (c) offset by reductions of $24.1 million associated with the conversion of a major club store customer from a private label to brand product line.

Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for an additional $44.1 million of the nonbranded net sales increase. While these co-pack agreements typically yield lower margins than the Company's other product lines, they do provide for greater utilization of manufacturing facilities.

Although vegetables experienced a significant increase in net sales, EBITDA declined $7.9 million. The reduction in EBITDA was primarily driven by increased manufacturing costs as discussed above.

Net sales for the fruit product line increased $6.0 million, or 5.2 percent, while EBITDA decreased $1.6 million, or 10.2 percent. The net sales improvement was led by increases in private label net sales of $4.7 million and additional co-pack agreements resulting in net sales increases of $1.8 million. Modest declines were highlighted in all other categories. Increased manufacturing costs and continued competitive pressures within the applesauce category, however, negatively impacted EBITDA.

Net sales for the snack product line  increased  $7.0  million,  or 7.7 percent.
Improvements in net sales within the potato chip category increased $8.4 million, while the popcorn product line decreased $1.4 million. The increases within the potato chip category were associated with geographic expansion. The improvements in EBITDA associated with growth in the potato chip category amounted to $1.4 million, while declines in the popcorn category negatively impacted EBITDA by approximately $1.8 million. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals increased $1.9 million, or 3.0 percent, while EBITDA decreased $0.5 million, or 5.8 percent. EBITDA decreased as a result of changes in product mix and increased manufacturing costs associated with raw ingredients, including beef and utility increases experienced in the Northwest. All of the Company's canned meal products are produced at the Company's Tacoma, Washington location.

The other product line net sales, primarily represented by salad dressings, decreased $5.4 million, or 9.6 percent, while EBITDA decreased $2.2 million, or
33.8 percent. The majority of the net sales decline was associated with the loss of a private label customer. The reduction in EBITDA was associated with both the decline in unit volume associated with reductions in private label volume and increases in manufacturing costs associated with packaging ingredients and utility increases experienced in the Northwest. All of the Company's dressing products are produced at the Company's Tacoma, Washington location.

Operating Income: Operating income from continuing segments decreased from $97.3 million in fiscal 2000 to $81.2 million in fiscal 2001. This represents a decrease of $16.1 million or 16.5 percent. Declines in operating income within the vegetable, fruit, snacks, canned meals, and all other product lines were $9.7 million, $2.5 million, $1.1 million, $0.1 million and $2.7 million, resepectively. Significant variances, as highlighted above, primarily result from increased manufacturing costs, competitive pressures, and changes in product mix.

Gain on Sales of Assets: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. The proceeds of approximately $5.0 million were applied to bank loans.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods continues to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods will operate. Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products for a minimum 10-year period at market pricing.

On December 17, 1999 Agrilink Foods announced they had completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The Company received proceeds of approximately $10.5 million from the sale of its Cambria, Wisconsin facility which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction. The sale also included an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. The decrease of $0.6 million over the prior year is attributable to a volume decline, resulting competitive pressures, and an increase in manufacturing costs. See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $1.7 million from the prior year to $79.8 million. The increase is the result of an increase in the weighted average interest rate of 25 basis points resulting from both amendments to the Company's credit facility during September 2000 and general interest rate increases on unhedged borrowings experienced in the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Company's credit facility. The increases were offset by lower average outstanding balances during the fiscal year of approximately $32.8 million, primarily due to required repayments and mandatory prepayments of short-term debt related to the sale of the private label canned vegetable business and pickle business.

Pro-Fac Share of Income Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

In fiscal 2001, 90 percent of earnings on patronage products exceeded 50 percent of all pretax earnings of the Company. Accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

Tax Provision: The tax provision of $0.7 million in fiscal 2001 represents a reduction of $5.2 million from the prior year as a result of the change in earnings before taxes. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Company's effective tax rate. The Company's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 9 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1999 TO FISCAL 2000

During fiscal 2000, total net sales decreased $29.6 million or 2.3 percent, to $1,232.3 million from $1,261.9 million in fiscal 1999. Excluding businesses sold, net sales increased by $42.4 million, or 3.8 percent, to $1,160.3 million from $1,117.9 million in fiscal 1999. The Company's overall market share, for the 52-week period ending June 25, 2000, for frozen vegetables approximated 29.8 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments.

Net income for fiscal 2000 of $6.4 million, however, represented a $10.6 million decrease over fiscal 1999 net income of $17.0 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by gains on sales of assets, a restructuring charge, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results reflect 12 months of interest expense versus 9 months in the prior year for the additional debt associated with the DFVC Acquisition which occurred on September 24, 1998. Accordingly, management believes, to summarize results, an evaluation of EBITDA by continuing business segments is appropriate. Overall EBITDA from continuing segments increased $39.9 million, or 42.2 percent, to $134.4 million. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $67.2 million or 8.7 percent. The vegetable product line accounts for a $29.6 million increase of the overall EBITDA. These improvements are impacted by both the results of the DFVC Acquisition, including its impact on the percentage of branded sales for the Company and the reduction in product costs resulting from synergistic savings. As a result of the date of the DFVC Acquisition, the operating results of the acquisition have been included for 12 months in fiscal 2000 and for 9 months in fiscal 1999. In addition, as anticipated at the acquisition date, a greater percentage of the Company's sales now come from its branded products. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for 12 months during fiscal 2000 versus nine months of results in fiscal 1999 resulted in incremental sales of approximately $90.2 million. The Company's branded products yield a higher margin than its private label and food service categories and the EBITDA improvement associated with this increase in branded sales was approximately $12.6 million. The Company's earnings also benefited from a reduction in product costs during fiscal 2000 primarily associated with the synergistic savings achieved from the DFVC Acquisition and other consolidation efforts. Specifically, the Company benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations.

Market conditions within the frozen vegetable category caused by lower consumer demand and retail consolidation did, however, offset the increases outlined above and accounted for approximately $23.0 million in net sale declines. According to industry data, for the 52-week period ended June 25, 2000, there was an overall decrease in the total frozen vegetable category of 4.0 percent in unit volume, and for the same 52-week period, the decrease in the frozen vegetable private label category was 4.7 percent in unit volume.

Net sales from the fruit product line decreased $1.4 million, or 1.2 percent, to $114.4 million in fiscal 2000 from $115.8 million in fiscal 1999. EBITDA, however, increased approximately $4.9 million. Increases in net sales and earnings were achieved within the pie filling category due to a return to the Company's historical pricing strategy. However, net sales within the applesauce category decreased from the prior year due to competitive pricing within the industry. Due to relatively competitive margins within the applesauce category, however, this reduction in net sales did not have a significant impact on earnings. In addition, fiscal 1999 results also included spending $0.9 million for a new product launch. No such costs were incurred in fiscal 2000.

Snacks showed an increase in EBITDA of $4.0 million primarily due to improvements within the potato chip category. During fiscal 2000, a greater percentage of sales were associated with the potato chip category which carries a higher margin than the Company's popcorn product line. Declines in the popcorn category resulted from both a decrease in volume and pricing resulting from increased competition. In addition, fiscal 1999 results were impacted by a strike at the Snyder of Berlin facility. This action resulted in incremental costs of approximately $2.5 million in fiscal 1999. The matter was settled in the first quarter of fiscal 2000. Management believes its current relationship with these employees is good.

While canned meals showed a decline in net sales of $4.1 million in fiscal 2000 primarily attributable to a decline in volume in private label chili, EBITDA showed a modest increase of $0.2 million resulting from production efficiencies and a reduction in raw product costs including beef.

The other product line, while consisting of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. While these governmental contracts yield lower margins than the Company's other product lines, they do provide for greater utilization of seasonal manufacturing facilities. The majority of the $18.8 million decrease in net sales is associated with the decline in government demand for such canned products. The improvements in EBITDA of $1.2 million over fiscal 1999 resulted from the changes in product mix within the dressing category and reductions in raw product costs, including various oils.

Operating Income: Operating income of $102.7 million in fiscal 2000 decreased approximately $27.9 million from $130.6 million in fiscal 1999. Excluding the impact of businesses sold and other non-recurring items, operating income from continuing operations increased from $65.8 million in fiscal 1999 to $97.3 million in fiscal 2000. This represents an improvement of $31.5 million or 47.9 percent. Improvements in operating income within the vegetable, fruit, snacks, canned meals, and all other product lines were $21.5 million, $5.5 million, $3.4 million, $0.2 million, and $0.9 million, respectively. These increases are attributable to the date of and benefits from the DFVC Acquisition and other repositioning efforts.

Additionally, while the Company experienced significant benefits from its efforts in fiscal 1999 to consolidate warehouses and other logistics operations, the decline in sales resulting from the current industry trend caused inventory levels to increase. Storage and handling costs associated with the increase in inventory approximated $13 million.

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

On January 29, 1999, Agrilink Foods sold the Adams brand peanut butter operations to the J.M. Smucker Company. Agrilink Foods received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

In conjunction with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. The purchase price of $80 million was based upon an appraisal completed by an independent appraiser. The gain on the sale was approximately $61.2 million.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 1 to the "Notes to Consolidated Financial Statements."

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. The decrease of $0.4 million over the prior year is attributable to the sale of assets. See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $12.8 million to $78.1 million in fiscal 2000 from $65.3 million in fiscal 1999. The increase in interest is associated with debt utilized to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Company's size. As a result of the date of the DFVC Acquisition interest expense has been included for 12 months in fiscal 2000 and 9 months in fiscal 1999. In addition, this increase is associated with an overall increase in prevailing interest rates which occurred fiscal 2000.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 8 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Pro-Fac Share of Income Before Extraordinary Item: The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing Agreement (the "Agreement"). Under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company has losses on Pro-Fac products, the Company reduces the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

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

Tax Provision: The tax provision of $5.9 million in fiscal 2000 represents a reduction of $18.9 million from the prior year. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations and the tax benefit of $2.1 million associated with the amortization of debt issue costs also in fiscal 1999. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Company's effective tax rate. As previously outlined, the Company's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 9 to the "Notes to Consolidated Financial Statements."

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2001 compared to fiscal 2000.

Net cash provided by operating activities of $43.2 million increased $60.9 million from fiscal 2000 primarily due to a reduction in inventory resulting from lower crop intake and the disposal of the private label canned vegetable and pickle businesses in November 1999 and June 2000, respectively. In addition, reductions in the fiscal 2001 inventory intake resulted from poor agricultural conditions in the eastern part of the country. The reductions in inventory levels also impacted the cash used to liquidate accounts payable and other accruals. The change in accounts receivable is offset by a change in accounts associated with accounts payable and accrued expenses.

The purchase of inventory from AgriFrozen Foods had no significant impact on operating cash flow as the increase in inventories was offset by a corresponding increase in accounts payable. The purchase price of the AgriFrozen Foods inventory was $31.6 million, of which $10.0 million was paid on April 1, 2001, and the remaining balance was paid on August 1, 2001. See NOTE 4 to the "Notes to Consolidated Financial Statements.

Net cash used in investing activities was significantly impacted by the sale of the Cambria, Wisconsin facility and the private label canned vegetable and pickle business dispositions in fiscal 2000. These activities accounted for approximately $63.2 million in proceeds in fiscal 2000 while proceeds from disposals in fiscal 2001 amounted to $5.8 million. These proceeds were primarily associated with the sale of equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. The Company's investment in property, plant and equipment remained relatively unchanged during fiscal 2001, decreasing $0.3 million. Property, plant and equipment purchases were for general operating purposes.

Net cash used in financing activities decreased by $0.4 million. The change was primarily due to a decrease in capital contributions received from Pro-Fac as a result of lower earnings in fiscal 2001 and changes in borrowings under the Company's Revolving Credit Facility that must be paid down at year-end.

Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into a credit facility ("Credit Facility") with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the Credit Facility.

The Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 4.00 percent for loans under the Term B
Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2001 weighted-average rate of interest applicable to the Term Loan Facility was 9.97 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

Utilizing outstanding balances at June 30, 2001, the Term Loan Facility is subject to the following amortization schedule:
(Dollars in Millions)

Fiscal Year     Term Loan A       Term Loan B     Term Loan C        Total
-----------     -----------       -----------     -----------        -----

    2002          $  10.0            $  0.4         $   0.4         $  10.8
    2003             10.0               0.4             0.4            10.8
    2004              6.4               0.4             0.4             7.2
    2005              0.0             189.0             0.4           189.4
    2006              0.0               0.0           193.4           193.4
                  -------            ------         -------         -------
                  $  26.4            $190.2         $ 195.0         $ 411.6
                  =======            ======         =======         =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the Credit Facility. During fiscal 2001, Agrilink Foods made mandatory prepayments of $3.2 million from proceeds of the sale of pickle machinery and equipment. In addition, during fiscal 2001, principal payments of $13.5 million were made on the Term Loan Facilities.

The Company's obligations under the Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen Foods, which was a subsidiary of Pro-Fac); and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries (excluding AgriFrozen Foods).

The Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Facility, the assets, liabilities, and results of operations of AgriFrozen, Inc., which previously was a subsidiary of Pro-Fac, were not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000 and August 1999, the Company entered into amendments to the original covenants. In conjunction with these amendments, the Company incurred fees of approximately $1.5 million, $1.7 million, and $2.6 million, respectively. These fees are being amortized over the remaining life of the Credit Facility. Agrilink is in compliance with all covenants, restrictions, and requirements under the terms of the Credit Facility as amended.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of the Company to raise equity, and deleverage its balance sheet within certain timeframes. To this end, the Company has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of the Company. The amount of such contingent fees is also impacted by EBITDA which the Company achieves for its fiscal year ending in June 2002.

Senior Subordinated Notes -11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Credit Facility). The Notes are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. The Company is in compliance with all covenants, restrictions, and requirements under the Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10-1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in-kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement through the issuance of 11 additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Notes and the Credit Facility and contains no financial covenants. The Subordinated Promissory
Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Note to Great Lakes Kraut Company, LLC, a joint venture between the Company and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

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

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2002 and 2003 will be approximately $25 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 2001 and 2000, Agrilink Foods has focused on its core businesses and growth opportunities. During the fourth quarter of fiscal 2001, the Company initiated a national launch of its most recent new product, Birds Eye Simply Grillin'. Simply Grillin' is a preseasoned blend of top quality Birds Eye vegetables in a foil tray. Net sales associated with this new product were $11.3 million. Management estimates that Birds Eye Simply Grillin' will achieve $35 million of net sales in fiscal 2002. During fiscal 1999, the Company acquired the frozen and canned vegetable business of Dean Foods. The Company believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements."

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

The crop and yield resulting from the 2000 growing season, while significantly lower than anticipated in the eastern part of the country, proved to be adequate throughout the industry. However, the weather conditions which significantly impacted corn yields did result in higher pricing for this commodity.

For the 2001 crop season, dry weather conditions in the Company's New York and Midwest growing regions may negatively impact production costs. Management has initiated cost reduction steps, and is actively pursuing additional cost reduction initiatives in order to fully offset any crop-related production cost increases.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

New Accounting Pronouncements: In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Company's financial statements. The Company estimates that its coupon expense is approximately $6.5 to $8.5 million per year. The Company must adopt EITF Issue 00-14 in the third quarter of fiscal 2002, however, the Company anticipates it will adopt this pronouncement in the first quarter of fiscal 2002.

In April 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. The consensus requires that such amounts, now classified by the Company as selling, general, and administrative expense, be reclassified as a reduction of gross sales. These guidelines will become effective for the Company during the third quarter of fiscal 2002. The Company is currently reviewing this pronouncement to determine the dollar value of the reclassification. The adoption of EITF 00-25 will not impact the Company's profitability.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting of goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The statement will modify how an entity initially accounts for goodwill and other intangible assets, assesses for subsequent impairment, and the requirement to amortize these assets. The provisions of SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently assessing the impact of implementation on its results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 30, 2001, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2001 to May 2002. The fair value of these open contracts was an after-tax gain of approximately $0.6 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 30, 2001, approximately $0.3 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                          Foreign Currency
                                                              Forward
                                                          ----------------
Contract amounts                                          124 million Pesos
Weighted average settlement exchange rate                     10.7966%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001, and a loss of $0.2 million was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted flour purchases. The Company maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, an immaterial loss was recorded in cost of goods sold.

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. The Company hedged approximately 80 percent of its planned corrugated requirements. The agreement had no fair value and terminated on June 30, 2001.

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified into interest expense over the life of the hedge. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At June 30, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts, an after-tax loss of $0.4 million, was reported in earnings.

The following is a summary of the Company's interest rate swap agreements:

                                                          March 24, 2001
                                                          --------------
Interest Rate Swap:
Variable to Fixed - notional amount                         $250 million
Average pay rate                                            4.96 - 5.32%
Average receive rate                                    Floating rate - 4.85%
Maturities through                                          October 2001

In a declining interest rate market, the benefits of the hedge position are minimized, however, the Company continues to monitor market conditions to adjust its hedging position as it considers necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                                    Page

Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   25
   Report of Independent Accountants.......................................................................................   26
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
       for the years ended June 30, 2001, June 24, 2000, and June 26, 1999.................................................   27
     Consolidated Balance Sheets at June 30, 2001 and June 24, 2000........................................................   28
     Consolidated Statements of Cash Flows for the years ended June 30, 2001, June 24, 2000, and June 26, 1999.............   29
     Notes to Consolidated Financial Statements............................................................................   31

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



Management is responsible for the preparation and integrity of the financial statements and related notes which begin on the page following the "Report of Independent Accountants." These statements have been prepared in accordance with accounting principles generally accepted in the United States.

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



/s/ Dennis M. Mullen                    /s/ Earl L. Powers
-----------------------------           ---------------------------------------
    Dennis M. Mullen                       Earl L. Powers
    President and                          Executive Vice President Finance and
    Chief Executive Officer                Chief Financial Officer

August 3, 2001

                        Report of Independent Accountants



To the Shareholder and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated balance sheets and related consolidated statements of operations, accumulated retained earnings/(deficit) and comprehensive income and cash flows listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for each of the three years ended in the period June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999 when read in conjunction with the consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
    PRICEWATERHOUSECOOPERS LLP

    Rochester, New York

August 3, 2001, except for the eighth paragraph of NOTE 8, for which the date is September 5, 2001.

                              FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)

                                                                                         Fiscal Years Ended
                                                                           ------------------------------------------------
                                                                           June 30, 2001     June 24, 2000    June 26, 1999
                                                                           -------------     -------------    -------------
Net sales                                                                   $ 1,303,311       $ 1,232,262      $  1,261,880
Cost of sales                                                                  (928,806)         (857,319)         (903,891)
                                                                            -----------       -----------      ------------
Gross profit                                                                    374,505           374,943           357,989
Selling, administrative, and general expenses                                  (295,046)         (281,286)         (289,923)
Gains on sales of assets                                                              0             6,635            64,734
Restructuring                                                                         0                 0            (5,000)
Income from joint venture                                                         1,779             2,418             2,787
                                                                            -----------       -----------      ------------
Operating income before dividing with Pro-Fac                                    81,238           102,710           130,587
Interest expense                                                                (79,775)          (78,054)          (65,339)
Amortization of debt issue costs associated with the Bridge Facility                  0                 0            (5,500)
                                                                            -----------       -----------      ------------
Pretax income before dividing with Pro-Fac and before extraordinary
   item                                                                           1,463            24,656            59,748
Pro-Fac share of income before extraordinary item                                  (732)          (12,328)           (1,658)
                                                                            -----------       -----------      ------------
Income before taxes and extraordinary item                                          731            12,328            58,090
Tax provision                                                                      (660)           (5,904)          (24,770)
                                                                            -----------       -----------      ------------
Income before extraordinary item                                                     71             6,424            33,320
Extraordinary item relating to the early extinguishment of debt (net
   of income taxes and after dividing with Pro-Fac)                                   0                 0           (16,366)
                                                                            -----------       -----------      ------------
Net income                                                                           71             6,424            16,954
Accumulated earnings/(deficit) at beginning of period                             4,000            (2,424)          (11,878)
Dividends to Pro-Fac                                                                  0                 0            (7,500)
                                                                            -----------       -----------      ------------
Accumulated earnings/(deficit) at end of period                             $     4,071       $     4,000      $     (2,424)
                                                                            ===========       ===========      ============

Accumulated other comprehensive loss at beginning of period                 $      (525)      $      (763)     $       (608)
Minimum pension liability adjustment                                                (48)              238              (155)
Unrealized gain on hedging activity                                                 618                 0                 0
                                                                            -----------       -----------      ------------
Accumulated other comprehensive income/(loss) at end of period              $        45       $      (525)     $       (763)
                                                                            ===========       ===========      ============

Net income                                                                  $        71       $     6,424      $     33,320
Other comprehensive income:
   Minimum pension liability                                                        (48)              238              (155)
   Unrealized gain on hedging activity, net of taxes                                618                 0                 0
                                                                            -----------       -----------      ------------
Comprehensive income                                                        $       641       $     6,662      $     33,165
                                                                            ===========       ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                     ASSETS
                                                                                                       June 30,          June 24,
                                                                                                         2001              2000
                                                                                                     -----------       ----------
Current assets:
   Cash and cash equivalents                                                                         $     7,656       $     4,994
   Accounts receivable trade, net of allowances for doubtful accounts of
     $843 and $887, respectively                                                                          85,543            95,499
   Accounts receivable, co-pack activity and other                                                         7,949             9,855
   Income taxes refundable                                                                                   272             7,331
   Inventories                                                                                           313,856           295,297
   Current investment in CoBank                                                                            3,998             2,927
   Prepaid manufacturing expense                                                                          22,427            20,296
   Prepaid expenses and other current assets                                                              19,603            18,706
   Due from Pro-Fac Cooperative, Inc.                                                                        245                 0
   Current deferred tax asset                                                                              2,202            11,552
                                                                                                     -----------       -----------
       Total current assets                                                                              463,751           466,457
Investment in CoBank                                                                                      10,660            15,893
Investment in joint venture                                                                                8,018             6,775
Property, plant, and equipment, net                                                                      305,531           317,994
Assets held for sale at net realizable value                                                                 120               339
Goodwill and other intangible assets, net of accumulated amortization of $38,108
   and $28,248, respectively                                                                             248,777           258,545
Other assets                                                                                              24,014            23,484
Note receivable due from Pro-Fac Cooperative, Inc.                                                         9,400             9,400
                                                                                                     -----------       -----------
       Total assets                                                                                  $ 1,070,271       $ 1,098,887
                                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                                     $         0       $     5,700
   Current portion of obligations under capital leases                                                       316               218
   Current portion of long-term debt                                                                      15,599            16,583
   Accounts payable                                                                                      117,851            95,071
   Accrued interest                                                                                        9,253            11,398
   Accrued employee compensation                                                                          10,081            10,114
   Other accrued expenses                                                                                 49,347            64,138
   Due to Pro-Fac Cooperative, Inc.                                                                            0             9,141
                                                                                                     -----------       -----------
       Total current liabilities                                                                         202,447           212,363
Obligations under capital leases                                                                             571               520
Long-term debt                                                                                           631,128           644,712
Deferred income tax liabilities                                                                           26,376            32,262
Other non-current liabilities                                                                             29,417            29,852
                                                                                                     -----------       -----------
       Total liabilities                                                                                 889,939           919,709
                                                                                                     -----------       -----------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares authorized, issued and outstanding,
     owned by Pro-Fac Cooperative, Inc.                                                                        0                 0
   Additional paid-in capital                                                                            176,216           175,703
   Accumulated earnings                                                                                    4,071             4,000
   Accumulated other comprehensive income:
     Unrealized gain on hedging activity                                                                     618                 0
     Minimum pension liability adjustment                                                                   (573)             (525)
                                                                                                     -----------       -----------
       Total shareholder's equity                                                                        180,332           179,178
                                                                                                     -----------       -----------
       Total liabilities and shareholder's equity                                                    $ 1,070,271       $ 1,098,887
                                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                                 Fiscal Years Ended
                                                                                    -----------------------------------------------
                                                                                    June 30, 2001   June 24, 2000     June 26, 1999
                                                                                    -------------   -------------     -------------

Cash Flows from Operating Activities:
   Net income                                                                        $     71          $ 6,424          $ 16,954
   Adjustments to reconcile net income to net cash provided by/(used in)
   operating activities -
     Extraordinary item relating to the early extinguishment of debt (net of
       income taxes and after dividing with Pro-Fac)                                        0                0            16,366
     Gain on sale of assets                                                                 0           (6,635)          (64,734)
     Loss on disposal of assets                                                             0                0               353
     Amortization of goodwill and other intangible assets                               9,860            8,768             9,396
     Amortization of debt issue costs and amendment costs and discount on
       Subordinated Promissory
         Note (including fees associated with the Bridge Facility)                      4,895            4,318             7,678
     Interest in-kind on Subordinated Promissory Note                                   2,069            1,571               782
     Depreciation                                                                      30,706           30,313            23,804
     Equity in undistributed earnings of CoBank                                           (97)            (102)             (520)
     Equity in undistributed earnings of joint venture                                 (1,243)             (96)              (95)
     Provision for deferred taxes                                                       3,464            9,000             9,742
     Provision for losses on accounts receivable                                          610              201               208
     Change in assets and liabilities, net of effects of business dispositions:
       Accounts receivable                                                             11,252          (15,276)           (2,048)
       Inventories and prepaid manufacturing expense                                  (20,690)         (51,802)           33,083
       Income taxes payable/refundable                                                  7,059            2,029            (3,193)
       Accounts payable and accrued expenses                                            7,519           (4,438)          (51,768)
       Due (from)/to Pro-Fac                                                           (9,386)          (5,926)              683
       Other assets and liabilities                                                    (2,907)           3,945            (8,600)
                                                                                     --------          -------          --------
Net cash provided by/(used in) operating activities                                    43,182          (17,706)          (11,909)
                                                                                     --------          -------          --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                         (25,126)         (25,428)          (22,064)
   Proceeds from disposals                                                              5,303           64,360            93,486
   Proceeds from sales of idle facilities                                                 494                0             1,427
   Proceeds from investment in CoBank                                                   4,259            3,378             2,795
   Cash paid for acquisitions                                                               0             (250)         (443,531)
                                                                                     --------          -------          ---------
Net cash (used in)/provided by investing activities                                   (15,070)          42,060          (367,887)
                                                                                     --------          -------          --------
Cash Flows from Financing Activities:
   Net proceeds from (repayment)/issuance of short-term debt                           (5,700)         (13,200)           18,900
   Proceeds from issuance of long-term debt                                                 0                0           677,100
   Payments on long-term debt                                                         (18,084)         (18,470)         (287,574)
   Payments on capital leases                                                            (449)            (238)             (282)
   Cash paid for debt issuance costs and amendments                                    (1,730)          (2,624)          (19,354)
   Capital contribution by Pro-Fac                                                        513            8,632                 0
   Dividends paid to Pro-Fac                                                                0                0            (7,500)
                                                                                     --------          -------          --------
Net cash (used in)/provided by financing activities                                   (25,450)         (25,900)          381,290
                                                                                     --------          -------          --------
Net change in cash and cash equivalents                                                 2,662           (1,546)            1,494
Cash and cash equivalents at beginning of period                                        4,994            6,540             5,046
                                                                                     --------          -------          --------
Cash and cash equivalents at end of period                                           $  7,656          $ 4,994          $  6,540
                                                                                     ========          =======          ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                                        $ 75,375          $67,234          $ 64,340
                                                                                     ========          =======          ========
     Income taxes refunded/(paid), net                                               $  7,154          $ 6,637          $(12,935)
                                                                                     ========          =======          ========

Acquisition of Flavor Destinations Trademark:
   Goodwill and other intangible assets                                              $      0          $   250          $      0

Acquisition of Erin's Gourmet Popcorn:
       Inventories                                                                   $      0          $     0          $     33
       Property, plant, and equipment                                                       0                0                26
       Goodwill and other intangible assets                                                 0                0               554
                                                                                     --------          -------          --------
                                                                                     $      0          $     0          $    613
                                                                                     ========          =======          ========

The accompanying notes are an integral part of these financial statements.

Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                           Fiscal Years Ended
                                                                            -----------------------------------------------
                                                                            June 30,2001     June 24, 2000      June 26, 1999
                                                                            ------------     -------------      -------------
     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                   $      0          $     0          $ 24,201
       Current deferred tax asset                                                   0                0            30,645
       Inventories                                                                  0                0           195,674
       Prepaid expenses and other current assets                                    0                0             6,374
       Property, plant, and equipment                                               0                0           154,527
       Assets held for sale                                                         0                0                49
       Goodwill and other intangible assets                                         0                0           182,010
       Accounts payable                                                             0                0           (40,865)
       Accrued employee compensation                                                0                0            (8,437)
       Other accrued expenses                                                       0                0           (75,778)
       Long-term debt                                                               0                0            (2,752)
       Subordinated promissory note                                                 0                0           (22,590)
       Other assets and liabilities, net                                            0                0            (2,453)
                                                                             --------          -------          --------
                                                                             $      0          $     0          $440,605
                                                                             ========          =======          ========

     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                   $      0          $     0          $    420
       Inventories                                                                  0                0               153
       Property, plant, and equipment                                               0                0                51
       Goodwill and other intangible assets                                         0                0             3,303
       Other accrued expenses                                                       0                0              (251)
       Obligation for covenant not to compete                                       0                0            (1,363)
                                                                             --------          -------          ---------
                                                                             $      0          $     0          $  2,313
                                                                             ========          =======          ========


Supplemental schedule of non-cash investing and financing activities:
   Capital lease obligations incurred                                        $    448          $   171          $    320
                                                                             ========          =======          ========

The accompanying notes are an integral part of these financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). The Cooperative conducts business under the name of Agrilink. In addition, the board of directors of Agrilink Foods and Pro-Fac conduct joint meetings, coordinate their activities, and act on a consolidated basis. Although Pro-Fac Cooperative continues to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it is presented as Agrilink for all other communications.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassification: Prior year information is reclassified whenever necessary to conform with the current year's presentation.

Fiscal Year: The fiscal year of Agrilink Foods corresponds with that of its parent, Pro-Fac, and ends on the last Saturday in June. Fiscal 2001 comprised 53 weeks and fiscal 2000 and 1999 comprised 52 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2001. The adoption of this pronouncement did not have a material impact on the Company's financial statements or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") also reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 became effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, previously classified as a reduction to gross sales, is now classified as a component of cost of sales and all prior periods have been reclassified to reflect this modification. Freight expense was $57.5 million, $49.6 million, and $51.4 million in fiscal 2001, 2000, and 1999, respectively. The adoption of EITF Issue 00-10 did not have a material affect on the Company's financial statements and results of operations.

In January 2001, the EITF reached a partial consensus on Issue 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offer, and Offers for Free Products or Services to Be Delivered in the Future" which address the recognition, measurement and statement classification for certain sales incentives (e.g., volume purchase rebates and free or discounted goods). These guidelines became effective for the Company during the third quarter of fiscal 2001 and had no impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting of goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The statement will modify how an entity initially accounts for goodwill and other intangible assets, assesses for subsequent impairment, and the requirement to amortize these assets. The provisions of SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently assessing the impact of implementation on its results of operations and financial position.

In July 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers.

Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Company's financial statements. The Company estimates that its coupon expense is approximately $6.5 to $8.5 million per year. The Company must adopt EITF Issue 00-14 by the third quarter of fiscal 2002 with earlier application permitted.

In April 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addressees the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. The consensus requires that slotting fees, now classified by the Company as selling, general, and administrative expense, be reclassified as a reduction of gross sales. These guidelines will become effective for the Company during the third quarter of fiscal 2002. The adoption of EITF 00-25 is not expected to materially impact the Company's financial statements.

Restructuring: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts focused on the consolidation of operating functions and the elimination of approximately 5 percent of the workforce. Reductions in personnel included operational and administrative positions. All the remaining termination benefits were liquidated in fiscal 2001.

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

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 30, 2001 or June 24, 2000.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 30, 2001 and June 24, 2000 were $3,135,000 and $1,106,000, respectively.

Investment in CoBank: The Company's investment in CoBank is required as a condition of borrowing. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal year 2001, 2000, and 1999 amounted to $138,000, $147,000, and $743,000, respectively.

Prepaid Manufacturing Expense: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of goods sold.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 35 years.

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

Goodwill and Other Intangibles: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over 3 to 35 years. Under the current guidance of SFAS No. 121, the Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. If the cash flows are less than the carrying value, an impairment charge would be recognized for the difference between the estimated fair value and carrying value.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999 were approximately $2,759,000, $2,758,000, and $7,678,000, in fiscal
2001, 2000, and 1999, respectively.

Derivative Financial Instruments: The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. Refer to NOTE 7 for additional disclosures of the Company's hedging activities.

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

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 30, 2001 and June 24, 2000 was $3.8 million and $5.2 million, respectively.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, and sales allowances and discounts.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 2001, 2000, and 1999 amounted to approximately $37.5 million, $43.2 million, and $38.2 million, respectively.

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

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional information.

Earnings Per Share Data Omitted: Earnings per share amounts are not presented, as subsequent to November 3, 1994, the Company is a wholly owned subsidiary of Pro-Fac.

Comprehensive Income: Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net earnings. The Company includes adjustments for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $14.7 million at June 30, 2001. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 8 to the "Notes to Consolidated Financial Statements."

NOTE 2. AGREEMENTS WITH PRO-FAC

Effective November 3, 1994, the Company became a wholly owned subsidiary of Pro-Fac.

The Company's contractual relationship with Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ( the "Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2001, 2000, and 1999, the CMV for all crops supplied by Pro-Fac amounted to $69.0 million, $69.6 million, and $62.2 million, respectively.

Under the Agreement the Company is required to have on its board of directors individuals who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods from Pro-Fac under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For fiscal years 2001 and 2000, such additional patronage income amounted to $0.7 million and $12.3 million, respectively. During fiscal 1999, there was no additional patronage income. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink in 1994, Pro-Fac has invested an additional $39.0 million in the Company.

In the first quarter of fiscal 1999, the Company reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing, long-term obligation due from Pro-Fac having a 10-year maturity.

NOTE 3. ACQUISITIONS AND DISPOSALS

Fiscal 2000 -

Sale of Pickle Business: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans, $4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Company's Revolving Credit Facility. A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. The Company received proceeds of approximately $5.0 million which were applied to bank loans, $3.2 million of which was applied to the Term Loan Facility and $1.8 million of which was applied to the Revolving Credit Facility.

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

On December 17, 1999, Agrilink Foods completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to the Company's Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction. The sale also included an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

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

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. This note was subsequently sold to Great Lakes Kraut Company, a joint venture of the Company, in December 2000. The Company had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into the Company. DFVC had been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. The Company believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

(Dollars in Millions)
                                                       Fiscal Year Ended
                                                        June 26, 1999
                                                       ------------------

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

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods (this note was subsequently sold to Great Lakes Kraut Company, a joint venture of Agrilink Foods, in December 2000). The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering. See
NOTE 8 - "Debt - Senior Subordinated Notes 11-7/8 Percent (due 2008)." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

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

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                            June 30,          June 24,
                                              2001              2000
                                         -------------       ----------

Finished goods                             $  279,991        $  250,112
Raw materials and supplies                     33,865            45,185
                                           ----------        ----------
     Total inventories                     $  313,856        $  295,297
                                           ==========        ==========

On February 16, 2001, the Company completed the purchase of the frozen vegetable inventory of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name of AgriFrozen Foods ("AgriFrozen"). AgriFrozen's lender sold the inventory to the Company pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. The $21.6 million is included in accounts payable at June 30, 2001. In addition, under a related agreement between the Company and AgriFrozen, the Company funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total expenses were estimated to be approximately $7.1 million, of which $6.0 million has been funded as of June 30, 2001. This funding is net of the proceeds of available receivables not pledged to the lender. The Company incurred fees of approximately $0.8 million related to this transaction which were expensed during the second half of fiscal 2001.

NOTE 5. INVESTMENT IN JOINT VENTURE

Formation of Sauerkraut Company: On July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                            Fiscal Years Ended
                             June 30, 2001     June 24, 2000    June 26, 1999

Net sales                      $   30,688        $   36,126       $   33,335
Gross profit                   $    6,744        $    9,150       $    9,392
Operating income               $    3,105        $    5,488       $    6,267
Net income                     $    3,559        $    4,836       $    5,575

Condensed Balance Sheet
(Dollars in Thousands)

                              June 30, 2001     June 24, 2000

Current assets                  $  13,050         $  12,464
Noncurrent assets               $  33,158         $  22,081
Current liabilities             $  12,763         $  13,158
Noncurrent liabilities          $  15,049         $   4,579

On December 1, 2000, Great Lakes Kraut Company, LLC purchased the Subordinated Promissory Note issued by the Company to Dean Foods in conjunction with the acquisition of Dean Foods Vegetable Company. Great Lakes Kraut Company, LLC paid $10 million for the Subordinated Promissory Note with proceeds from bank financing.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 30, 2001 and June 24, 2000:

(Dollars in Thousands)

                                                    June 30, 2001                                  June 24, 2000
                                       ---------------------------------------      -------------------------------------------
                                         Owned         Leased                         Owned           Leased
                                         Assets        Assets           Total         Assets          Assets            Total
                                       -----------   -----------     ------------   -----------     -----------      ----------

Land                                   $   14,019    $       0       $  14,019      $   14,143      $       0        $   14,143
Land improvements                           7,627            0           7,627           7,297              0             7,297
Buildings                                 108,991          395         109,386         108,055            395           108,450
Machinery and equipment                   300,741        1,115         301,856         287,532            936           288,468
Construction in progress                   12,249            0          12,249          13,228              0            13,228
                                       ----------    ---------       ---------      ----------      ---------        ----------
                                          443,627        1,510         445,137         430,255          1,331           431,586
Less accumulated depreciation            (138,922)        (684)       (139,606)       (112,888)          (704)         (113,592)
                                       ----------    ---------       ---------      ----------      ---------        ----------
Net                                    $  304,705    $     826       $ 305,531      $  317,367      $     627        $  317,994
                                       ==========    =========       =========      ==========      =========        ==========

Obligations under capital leases1                    $     887                                      $     738
Less current portion                                      (316)                                          (218)
                                                     ---------                                      ---------
Long-term portion                                    $     571                                      $     520
                                                     =========                                      =========

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.6 million, $0.7 million, and $0.3 million in fiscal 2001, 2000, and 1999, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 30, 2001:

(Dollars in Thousands)

Fiscal Year Ending Last                    Capital    Operating     Total Future
   Saturday In June                        Leases       Leases       Commitment
------------------------                   -------    ----------     ----------

       2002                                    400        5,422           5,822
       2003                                    325        3,984           4,309
       2004                                    193        2,974           3,167
       2005                                     89        2,258           2,347
       2006                                     35        1,249           1,284
   Later years                                   0        2,309           2,309
                                           -------    ---------       ---------
Net minimum lease payments                   1,042    $  18,196       $  19,238
                                                      =========       =========
Less amount representing interest             (155)
                                           -------
Present value of minimum lease payments    $   887
                                           =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $13.9 million, $13.6 million, and $13.6 million for fiscal years 2001, 2000, and 1999, respectively.

NOTE 7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 30, 2001, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2001 to May 2002 for 124 million pesos.

At June 30, 2001, the fair value of the open contracts was an after-tax gain of approximately $0.6 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 30, 2001, approximately $0.3 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, the Company designated soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. The Company maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001 and a loss of $0.2 million recorded in cost of goods sold.

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

The Company is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company designated a swap agreement as a cash flow hedge of its forecasted corrugated purchases. The Company hedged approximately 80 percent of its planned corrugated requirements. This agreement had no fair value and expired on June 30, 2001.

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month London Interbank Offered Rate ("LIBOR") of 4.85 percent as of June 30, 2001) on $150 million notional amount of indebtedness. The Company had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified to interest expense over the life of the swap contracts. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At June 30, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts was an after-tax loss of $0.4 million and was reported in earnings.

NOTE 8. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                   June 30,        June 24,
                                                     2001            2000
                                                  ----------     ----------

Term Loan Facility                                $  411,600     $  428,300
Senior Subordinated Notes                            200,015        200,015
Subordinated Promissory Note (net of discount)        29,660         26,144
Other                                                  5,452          6,836
                                                  ----------     ----------
Total debt                                           646,727        661,295
Less current portion                                 (15,599)       (16,583)
                                                  ----------     -----------
Total long-term debt                              $  631,128     $  644,712
                                                  ==========     ==========

Credit Facility (Bank Debt): In connection with the DFVC Acquisition, the Company entered into a Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the Credit Facility.

The  Credit  Facility  bears  interest,   at  the  Company's   option,   at  the
Administrative Agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2001 weighted-average rate of interest applicable to the Term Loan Facility was 9.97 percent. In addition, the Company pays a commitment fee calculated at a rate of
0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Utilizing outstanding balances at June 30, 2001, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year     Term Loan A      Term Loan B       Term Loan C        Total
-----------     -----------      -----------       -----------        -----

    2002          $  10.0          $   0.4           $    0.4        $  10.8
    2003             10.0              0.4                0.4           10.8
    2004              6.4              0.4                0.4            7.2
    2005              0.0            189.0                0.4          189.4
    2006              0.0              0.0              193.4          193.4
                  -------          -------           --------        -------
                  $  26.4          $ 190.2           $  195.0        $ 411.6
                  =======          =======           ========        =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the Credit Facility. During fiscal 2001, Agrilink Foods made mandatory prepayments of $3.2 million from proceeds of the sale of the Cambria facility and the pickle machinery and equipment. In addition, during fiscal 2001, principal payments of $13.5 million were made on the Term Loan Facilities.

The Company's obligations under the Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, Inc., a former subsidiary of Pro-Fac), and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the Credit Facility are guaranteed by Pro-Fac and certain of the Company's subsidiaries (excluding AgriFrozen Foods, Inc.).

The Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, a former subsidiary of Pro-Fac, were not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000 and August 1999, the Company
negotiated amendments to the original covenants. In conjunction with these amendments, the Company incurred fees of approximately $1.5 million, $1.7 million, and $2.6 million, respectively. These fees are being amortized over the remaining life of the Credit Facility. Agrilink is in compliance with all covenants, restrictions, and requirements under the terms of the Credit Facility as amended.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of the Company to raise equity, and deleverage its balance sheet within certain timeframes. To this end, the Company has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of the Company. The amount of such contingent fees is also impacted by EBITDA which the Company achieves for its fiscal year ending in June 2002.

Senior Subordinated Notes - 11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Credit Facility). The Notes are guaranteed by Pro-Fac and certain of the Company's subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. The Company is in compliance with all covenants, restrictions, and requirements under the Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement in fiscal 2001 through the issuance of five additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Notes and the Credit Facility and contains no financial covenants. The Subordinated Promissory
Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to Great Lakes Kraut Company, LLC, a joint venture between the Company and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

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

Revolving Credit Facility (Notes Payable): Borrowings under short-term Revolving Credit Facilities were as follows:

(Dollars in Thousands)
                                                                          Fiscal Years Ended
                                                  ------------------------------------------------
                                                  June 30,2001     June 24, 2000     June 26, 1999
                                                  ------------     -------------     -------------
Balance at end of period                            $        0       $   5,700         $  18,900
Rate at fiscal year end                                    0.0%          9.375%              8.2%
Maximum outstanding during the period               $  121,000       $ 156,100         $ 116,200
Average amount outstanding during the period        $   76,900       $  90,800         $  76,700
Weighted average interest rate during the period           9.2%            8.5%              7.8%

Agrilink Foods also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 2001. As of June 30, 2001, there were $13.4 million in letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

Fair Value: The estimated fair value of long-term debt outstanding was approximately $629.3 million and $615.5 million at June 30, 2001 and June 24, 2000, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt of $5.5 million carries rates up to 8.2 percent at June 30, 2001.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 2002, $15.6 million; 2003, $11.1 million; 2004, $7.5 million; 2005, $189.4 million; and 2006, $193.4 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) of an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 30, 2001, there was no obligation under this provision. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

NOTE 9. TAXES ON INCOME

Taxes on income before extraordinary item include the following:

(Dollars in Thousands)
                                      Fiscal Years Ended
                       ------------------------------------------------
                       June 30, 2001   June 24, 2000      June 26, 1999
                       -------------   -------------      -------------
Federal -
  Current                $ (2,977)         $(2,886)         $ 13,012
  Deferred                  3,118            8,098             8,765
                         --------          -------          --------
                              141            5,212            21,777
                         --------          -------          --------
State and foreign -
  Current                     173             (210)            2,016
  Deferred                    346              902               977
                         --------          -------          --------
                              519              692             2,993
                         --------          -------          --------
                         $    660          $ 5,904          $ 24,770
                         ========          =======          ========

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and extraordinary item is as follows:

                                                                                   Fiscal Years Ended
                                                                  -----------------------------------------------------
                                                                  June 30, 2001       June 24, 2000       June 26, 1999
                                                                  -------------       -------------       -------------

Statutory federal rate                                                 35.0%               35.0%             35.0%
State and foreign income taxes, net of federal income tax benefit     (60.7)%               5.6%              3.5%
Goodwill amortization                                                 101.4%               10.3%              5.9%
Meals and entertainment                                                24.4%                1.6%              0.6%
Dividend received reduction                                            (4.9)%              (0.3)%            (0.4)%
Other, net                                                             (4.9)%              (4.3)%            (2.0)%
                                                                      -----                ----              ----

Effective Tax Rate                                                     90.3%               47.9%             42.6%
                                                                      =====                ====              ====

The deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                 June 30, 2001   June 24, 2000
                                                 -------------   -------------
Liabilities
   Depreciation                                   $  (42,473)     $ (39,101)
   Goodwill and other intangible assets               (6,832)        (5,796)
   Prepaid manufacturing expense                      (8,724)        (7,895)
   Investment in Great Lakes Kraut Company, LLC       (1,555)        (1,727)
   Discount on Subordinated Promissory Notes          (2,180)        (2,415)
                                                  ----------      ---------
     Total deferred tax liabilities                  (61,764)       (56,934)
                                                  ----------      ---------
Assets
   Inventories                                         9,770         11,190
   Credits and operating loss carryforwards           15,026          7,515
   Insurance accruals                                  2,921          3,259
   Pension/OPEB accruals                              10,883         10,752
   Other                                               4,881          9,260
                                                  ----------      ---------
     Total deferred tax assets                        43,481         41,976
                                                  ----------      ---------
   Net deferred tax liabilities                      (18,283)       (14,958)
   Valuation allowance                                (5,891)        (5,752)
                                                  ----------      ---------
     Total                                        $  (24,174)     $ (20,710)
                                                  ==========-     =========

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryforward period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.

During fiscal 2001, the Company recorded a valuation allowance in the amount of $0.1 million. The valuation allowance was established for foreign net operating losses and state tax credits generated during the fiscal year. During fiscal 2000, the Company recorded a valuation allowance in the amount of $4.3 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As the Company cannot assure that realization of the credits is more likely than not to occur, a valuation allowance has been established.

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

NOTE 10. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions:  The  Company  has  primarily  noncontributory  defined-benefit  plans covering substantially all employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. For purposes of this disclosure, all defined-benefit pension plans have been combined.

The Company also participates in several union sponsored pension plans. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans are paid when incurred and billed by the sponsoring union or plan.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 30, 2001 and June 24, 2000.

(Dollars in Thousands)

                                                                                       Pension Benefits
                                                                          ------------------------------------------
                                                                                      Fiscal Years Ended
                                                                          ------------------------------------------
                                                                          June 30,2001               June 24, 2000
                                                                          ------------               -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $  101,695                   $  110,833
   Service cost                                                                 4,907                        6,520
   Interest cost                                                                7,729                        7,592
   Plan participants' contributions                                               125                          160
   Plan amendments                                                                  0                        2,296
   Actuarial gain                                                              (3,122)                     (16,122)
   Benefits paid                                                               (6,317)                      (9,584)
                                                                           ----------                   ----------
     Benefit obligation at end of period                                      105,017                      101,695
                                                                           ----------                   ----------

Change in plan assets:
   Fair value of plan assets at beginning of period                           111,956                      108,183
   Actual (loss)/return on plan assets                                        (11,025)                      12,941
   Employer contribution                                                          281                          256
   Plan participants' contributions                                               125                          160
   Benefits paid                                                               (6,317)                      (9,584)
                                                                           ----------                   ----------
     Fair value of plan assets at end of period                                95,020                      111,956
                                                                           ----------                   ----------

Plan funded status                                                             (9,997)                      10,261
   Unrecognized prior service cost                                              1,987                        2,181
   Unrecognized actuarial gain                                                 (9,081)                     (29,217)
                                                                           ----------                   ----------
     Accrued benefit liability net of additional minimum pension liability $  (17,091)                  $  (16,775)
                                                                           ==========                   ==========

Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $  (17,664)                  $  (17,300)
   Accumulated other comprehensive income - minimum pension liability             573                          525
                                                                           ----------                   ----------
     Net amount recognized                                                 $  (17,091)                  $  (16,775)
                                                                           ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                                  7.8%                        8.0%
   Expected return on plan assets                                                 9.5%                        9.5%
   Rate of compensation increase                                              4.5/3.0%                        4.5%

Net periodic benefit cost in fiscal years 2001, 2000 and 1999 is comprised of the following:

                                                                                  Pension Benefits
                                                                  --------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  --------------------------------------------------
                                                                  June 30, 2001     June 24, 2000      June 26, 1999
                                                                  -------------     -------------      -------------

Components of net periodic benefit cost:
   Service cost                                                       $ 4,907          $  6,520          $ 4,727
   Interest cost                                                        7,729             7,592            6,953
   Expected return on plan assets                                     (10,424)          (10,604)         (10,528)
   Amortization of prior service cost                                     193               (16)             (15)
   Amortization of gain                                                (1,810)              (51)            (741)
                                                                      -------          --------          -------
Net periodic benefit cost - Company plans                                 595             3,441              396
Net periodic benefit cost - union plans                                   819               762              876
                                                                      -------          --------          -------
Total periodic benefit cost                                           $ 1,414          $  4,203          $ 1,272
                                                                      =======          ========          =======

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994. In December 2000, the Company adopted an additional SERP to provide additional retirements benefits to a current executive officer of the Company.

The Company maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This benefit plan was amended in December 2000.

The projected benefit obligation,  accumulated benefit obligation and fair value
of  plan  assets  for  the  four  retirement  plans  with  accumulated   benefit
obligations in excess of plan assets were:

(Dollars in Thousands)

                                  Master Salaried        Excess Benefit    Supplemental Executive    Supplemental Executive
                                  Retirement Plan       Retirement Plan     Retirement Plan No.1    Retirement Agreement No.2
                                 Fiscal Years Ended    Fiscal Years Ended    Fiscal Years Ended         Fiscal Years Ended
                                -------------------    ------------------  ----------------------   -------------------------
                                6/30/01     6/24/00    6/30/01  6/24/00    6/30/01       6/24/00        6/30/01      6/24/00
                                --------    -------    -------  -------    ------        -------        -------      -------

Projected benefit obligation    $38,234       N/A       $1,089  $1,159     $1,716        $1,729          $353          N/A
Accumulated benefit obligation   32,527       N/A          879     834      1,716         1,729          $353          N/A
Plan assets                      30,299       N/A            0       0         0              0             0          N/A

Postretirement Benefits Other Than Pensions: The Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. Generally, other than pensions, the Company does not pay retirees' benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 30, 2001 and June 24, 2000.

(Dollars in Thousands)
                                                                        Other Benefits
                                                                 -----------------------------
                                                                      Fiscal Years Ended
                                                                 -----------------------------
                                                                 June 30, 2001   June 24, 2000
                                                                 -------------   -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                     $    5,658        $    6,507
   Service cost                                                         170               184
   Interest cost                                                        429               433
   Decrease due to sale                                                   0              (295)
   Plan amendments                                                     (891)                0
   Actuarial loss/(gain)                                              1,578              (715)
   Benefits paid                                                       (611)             (456)
                                                                 ----------        ----------
     Benefit obligation at end of period                              6,333             5,658
                                                                 ----------        ----------

Change in plan assets:
   Fair value of assets at beginning of period                            0                 0
   Employer contribution                                                611               456
   Benefits paid                                                       (611)             (456)
                                                                 ----------        ----------
     Fair value of assets at end of period                                0                 0
                                                                 ----------        ----------

Plan funded status:                                                  (6,333)           (5,658)
   Unrecognized prior service cost                                     (892)                0
   Unrecognized actuarial loss                                        2,276               717
                                                                 ----------        ----------
     Accrued benefit liability                                       (4,949)           (4,941)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                     $   (4,949)       $   (4,941)
                                                                 ==========        ==========

Weighted-average assumptions:
   Discount rate                                                        7.8%              8.0%
   Expected return on plan assets                                        N/A               N/A
   Rate of compensation increase                                        3.0%              4.5%

                                                               Other Benefits
                                             ---------------------------------------------------
                                             June 30, 2001     June 24, 2000       June 26, 1999
                                             -------------     -------------       -------------
Components of net periodic benefit cost:
   Service cost                                $     170          $    184           $      90
   Interest cost                                     429               433                 250
   Amortization of loss                               20               159                   0
                                               ---------          --------           ---------
   Net periodic benefit cost                   $     619          $    776           $     340
                                               =========          ========           =========

For measurement purposes, an 8.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

                                                                      1-Percentage       1-Percentage
                                                                     Point Increase     Point Decrease

Effect on total of service and interest cost components for fiscal 2001 $   58              $   (51)
Effect on postretirement benefit obligation at June 30, 2001            $  432              $  (379)

Agrilink Foods 401(k) Plan: Under the Agrilink Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2001, 2000, and 1999, the Company allocated approximately $1.2 million, $1.0 million, and $0.9 million, respectively, in the form of matching contributions to the plan.

In addition, Agrilink Foods also maintains a Non- Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2001, 2000, and 1999, the Company allocated $0.3 million,
$0.2 million, and $0.2 million, respectively in the form of matching contributions to this plan.

Long-Term Incentive Plan: The Company maintains a long-term incentive program, the Agrilink Foods Equity Value Plan, which it amends from time to time. The
Equity Value Plan provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment.

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

For units granted in 2001 and 2000, the final value of the performance units is discretionary. Units granted in 2001 and 2000 vest 100 percent on the fourth anniversary of grant. The total units granted in 2001 and 2000 were 400,000 and 371,806, respectively.

Units forfeited since the inception of the plan include 4,474 at $17.67; 13,205 at $26.00; 9,418 at $21.88; 18,362 at $25.04; and 27,165 at $13.38.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.

NOTE 10. OPERATING SEGMENTS

The Company accounts for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management makes the majority of its operating decisions based upon the Company's significant product lines, the Company has elected to utilize significant product lines in determining its operating segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                                                      Fiscal Years Ended
                                                                          ---------------------------------------------------
                                                                          June 30, 2001      June 24, 2000     June 26, 1999
                                                                          -------------      -------------     -------------
Net Sales:
   Vegetables                                                              $  970.2            $  836.7          $  769.5
   Fruits                                                                     120.4               114.4             115.8
   Snacks                                                                      97.9                90.9              91.4
   Canned Meals                                                                64.2                62.3              66.4
   Other                                                                       50.6                56.0              74.8
                                                                           --------            --------          --------
     Continuing segments                                                    1,303.3             1,160.3           1,117.9
   Businesses sold1                                                             0.0                72.0             144.0
                                                                           --------            --------          --------
       Total                                                               $1,303.3            $1,232.3          $1,261.9
                                                                           ========            ========          ========

Operating income:
   Vegetables2                                                             $   55.7            $   65.4          $   43.9
   Fruits                                                                      11.4                13.9               8.4
   Snacks                                                                       5.6                 6.7               3.3
   Canned Meals                                                                 6.6                 6.7               6.5
   Other                                                                        1.9                 4.6               3.7
                                                                           --------            --------          --------
     Continuing segments operating income                                      81.2                97.3              65.8
   Businesses sold1                                                             0.0                (1.2)              5.1
                                                                           ---------           --------          --------
       Subtotal                                                                81.2                96.1              70.9
Gains on sales of assets                                                        0.0                 6.6              64.7
Restructuring                                                                   0.0                 0.0              (5.0)
                                                                           --------            --------          --------
Operating income before dividing with Pro-Fac                                  81.2               102.7             130.6
Interest expense                                                              (79.8)              (78.1)            (65.3)
Amortization of debt issue costs associated with the Bridge Facility            0.0                 0.0              (5.5)
                                                                           --------            --------          --------
Pretax income before dividing with Pro-Fac and before extraordinary item   $    1.4            $   24.6          $   59.8
                                                                           ========            ========          ========

Total Assets:
   Vegetables                                                              $  846.5            $  876.3          $  885.2
   Fruits                                                                      72.7                80.0              91.1
   Snacks                                                                      47.6                44.0              41.5
   Canned meals                                                                45.7                45.9              46.7
   Other                                                                       57.6                52.4              43.6
                                                                           --------            --------          --------
     Continuing segments                                                    1,070.1             1,098.6          $1,108.1
   Businesses sold1                                                             0.0                 0.0               1.1
   Assets held for sale                                                         0.1                 0.3               0.9
                                                                           --------            --------          --------
       Total                                                               $1,070.2            $1,098.9          $1,110.1
                                                                           ========            ========          ========

Depreciation expense:
   Vegetables                                                              $   22.4            $   22.3          $   16.7
   Fruits                                                                       2.6                 1.7               2.3
   Snacks                                                                       3.1                 2.4               1.7
   Canned meals                                                                 0.9                 1.2               1.2
   Other                                                                        1.7                 1.2               1.0
                                                                           --------            --------          --------
     Continuing segments                                                       30.7                28.8              22.9
   Businesses sold1                                                             0.0                 1.5               0.9
                                                                           --------            --------          --------
       Total                                                               $   30.7            $   30.3          $   23.8
                                                                           ========            ========          ========

Amortization Expense:
   Vegetables                                                              $    7.8            $    6.1          $    7.0
   Fruits                                                                       0.1                 0.1               0.1
   Snacks                                                                       0.6                 0.8               0.9
   Canned meals                                                                 0.7                 0.7               0.7
   Other                                                                        0.7                 0.7               0.6
                                                                           --------            --------          --------
     Continuing segments                                                        9.9                 8.4               9.3
   Businesses sold1                                                             0.0                 0.4               0.1
                                                                           --------            --------          --------
       Total                                                               $    9.9            $    8.8          $    9.4
                                                                           ========            ========          ========

(Dollars in Millions)                         Fiscal Years Ended
                             --------------------------------------------------
                             June 30, 2001      June 24, 2000     June 26, 1999
                             -------------      -------------     -------------
Capital expenditures:
   Vegetables                  $    14.8           $  19.8           $  17.8
   Fruits                            2.7               1.6               1.3
   Snacks                            4.4               2.3               2.0
   Canned meals                      2.5               1.1               0.6
   Other                             0.7               0.2               0.3
                               ---------           -------           -------
     Continuing segments            25.1              25.0              22.0
   Businesses sold                   0.0               0.4               0.1
                               ---------           -------           -------
       Total                   $    25.1           $  25.4           $  22.1
                               =========           =======           =======

1 Includes activities of businesses sold. See NOTE 3 in the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from the Company's investment in Great Lakes Kraut Company, LLC of $1.8 million, $2.4 million, and $2.8 million in fiscal 2001, 2000, and 1999, respectively.

NOTE 12. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the Credit Facility. The covenants in the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-K. Presented below is condensed consolidating financial information for (i) Agrilink Foods and (ii) the Guarantor Subsidiaries as of June 30, 2001, June 24, 2000, and for the fiscal years ended June 30, 2001; June 24, 2000; and June 26, 1999. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Company and Guarantor Subsidiaries in accordance with SEC Financial Reporting Release No. 55.

                                                                                    Balance Sheet
                                                                                    June 30, 2001
                                                     ---------------------------------------------------------------------------
                                                        Agrilink       Guarantor    Non-Guarantor    Eliminating
                                                       Foods, Inc.    Subsidiaries   Subsidiaries      Entries      Consolidated
                                                     -------------    ------------  -------------    -----------    ------------
(Dollars in Thousands)
Assets
   Current assets:
    Cash and cash equivalents                       $      7,624      $       21     $       11      $         0     $     7,656
     Accounts receivable, net                             90,600           2,892              0                0          93,492
     Inventories -
       Finished goods                                    279,320             422            249                0         279,991
       Raw materials and supplies                         33,287             417            161                0          33,865
                                                     -----------      ----------     ----------      -----------     -----------
         Total inventories                               312,607             839            410                0         313,856

     Other current assets                                 52,729          (4,190)           208                0          48,747
                                                     -----------      ----------     ----------      -----------     -----------

         Total current assets                            463,560            (438)           629                0         463,751

   Property, plant and equipment, net                    297,345           4,531          3,655                0         305,531
   Goodwill and other intangible assets, net              53,552         195,225              0                0         248,777
   Investment is Subsidiaries                            308,207               0              0         (308,207)              0
   Other assets                                           51,996         110,326              0         (110,110)         52,212
                                                     -----------      ----------     ----------      -----------     -----------
         Total assets                                $ 1,174,660      $  309,644     $    4,284      $  (418,317)    $ 1,070,271
                                                     ===========      ==========     ==========      ===========     ===========

   Liabilities and Shareholder's Equity
   Current liabilities:
     Current portion of long-term debt               $    15,599      $        0     $        0      $         0     $    15,599
     Accounts payable                                    115,493           1,930            428                0         117,851
     Accrued interest                                      9,253               0              0                0           9,253
     Intercompany loans                                   (1,697)          1,859           (162)               0               0
     Other current liabilities                            58,078             968            698                0          59,744
                                                     -----------      ----------     ----------      -----------     -----------
         Total current liabilities                       196,726           4,757            964                0         202,447

   Long-term debt                                        631,128               0              0                0         631,128
   Other non-current liabilities                         166,474               0              0         (110,110)         56,364
                                                     -----------      ----------     ----------      -----------     -----------

         Total liabilities                               994,328           4,757            964         (110,110)        889,939

   Shareholder's equity                                  180,332         304,887          3,320         (308,207)        180,332
                                                     -----------      ----------     ----------      -----------     -----------
         Total liabilities and shareholders' equity  $ 1,174,660      $  309,644     $    4,284      $  (418,317)    $ 1,070,271
                                                     ===========      ==========     ==========      ===========     ===========

                                                                            Balance Sheet
                                                                            June 24, 2000
                                                     -----------------------------------------------------------
                                                        Agrilink       Guarantor     Eliminating
                                                       Foods, Inc.    Subsidiaries     Entries      Consolidated
                                                     -------------    ------------   -----------    ------------
(Dollars in Thousands)

Assets
Current assets:
   Cash and cash equivalents                         $    4,785        $    209        $        0       $    4,994
   Accounts receivable, net                             103,206           2,148                 0          105,354
   Inventories -
     Finished goods                                     249,806             306                 0          250,112
     Raw materials and supplies                          44,613             572                 0           45,185
                                                     ----------        --------         ---------       ----------
         Total inventories                              294,419             878                 0          295,297

     Other current assets                                60,789              23                 0           60,812
                                                     -----------       ---------         --------       ----------
         Total current assets                           463,199           3,258                 0          466,457

   Property, plant and equipment, net                   316,098           1,896                 0          317,994
   Goodwill and other intangible assets, net             49,434         209,111                 0          258,545
   Investment in subsidiairies                          290,009               0          (290,009)               0
   Other assets                                          55,791          82,670           (82,570)          55,891
                                                     ----------        --------         ---------       ----------

         Total assets                                $1,174,531        $296,935         $(372,579)      $1,098,887
                                                     ==========        ========         =========       ==========


Liabilities and Shareholder's Equity
Current liabilities:
   Notes payable                                     $    5,700        $      0         $       0       $    5,700
   Current portion of long-term debt                     16,583               0                 0           16,583
   Accounts payable                                      93,403           1,668                 0           95,071
   Accrued interest                                      11,398               0                 0           11,398
   Intercompany loans                                       (75)             75                 0                0
   Other current liabilities                             78,428           5,183                 0           83,611
                                                     ----------        ---------         --------       ----------
         Total current liabilities                      205,437           6,926                 0          212,363

   Long-term debt                                       644,712               0                 0          644,712
   Other non-current liabilities                        145,204               0           (82,570)          62,634
                                                     ----------        --------         ---------       ----------

         Total liabilities                              995,353           6,926           (82,570)         919,709


   Shareholder's equity                                 179,178         290,009          (290,009)         179,178
                                                     ----------        --------         ---------       ----------
         Total liabilities and shareholder's equity  $1,174,531        $296,935         $(372,579)      $1,098,887
                                                     ==========        ========         =========       ==========

                                                                               Statement of Operations
                                                                                    June 30, 2001
                                                     ---------------------------------------------------------------------------
                                                        Agrilink       Guarantor    Non-Guarantor    Eliminating
                                                       Foods, Inc.    Subsidiaries   Subsidiaries      Entries      Consolidated
                                                     -------------    ------------  -------------    -----------    ------------
(Dollars in Thousands)

Net sales                                            $ 1,284,835      $   18,476     $   17,329        $ (17,329)    $ 1,303,311
Cost of sales                                           (918,055)        (10,751)       (16,461)          16,461        (928,806)
                                                     -----------      ----------     ----------        ---------     -----------
Gross profit                                             366,780           7,725            868             (868)        374,505
Other income                                                   0          57,563            627          (58,190)              0
Selling, administrative, and general expenses           (339,643)        (12,966)             0           57,563        (295,046)
Income from joint venture                                  1,779               0              0                0           1,779
                                                     -----------      ----------     ----------        ---------     -----------
Operating income before dividing with Pro-Fac             28,916          52,322          1,495           (1,495)         81,238
Interest income/(expense)                                (89,812)         10,037             91              (91)        (79,775)
                                                     -----------      ----------     ----------        ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac        (60,896)         62,359          1,586           (1,586)          1,463
Pro-Fac share of (loss)/income                              (732)              0              0                0            (732)
                                                     -----------      ----------     ----------        ---------     -----------
(Loss)/income before taxes                               (61,628)         62,359          1,586           (1,586)            731
Tax benefit/(provision)                                   22,178         (22,163)          (675)               0            (660)
                                                     -----------      ----------     ----------        ---------     -----------
Net (loss)/income                                    $   (39,450)     $   40,196     $      911        $  (1,586)    $        71
                                                     ===========      ==========     ==========        =========     ===========

                                                                       Statement of Operations
                                                                   Fiscal Year Ended June 24, 2000
                                                     -------------------------------------------------------------
                                                       Agrilink        Guarantor     Eliminating
                                                     Foods, Inc.     Subsidiaries      Entries        Consolidated
                                                     -------------   ------------  ---------------    ------------
(Dollars in Thousands)

Net sales                                            $ 1,217,110      $   15,152     $        0        $1,232,262
Cost of sales                                           (848,814)         (8,505)             0         (857,319)
                                                     -----------      ----------     ----------         --------
Gross profit                                             368,296           6,647              0          374,943
Other income                                                   0          59,461        (59,461)               0
Selling, administrative and general expenses            (329,139)        (11,608)        59,461         (281,286)
Income from joint venture                                  2,418               0              0            2,418
Gain on sale of assets                                     6,635               0              0            6,635
                                                     -----------      ----------     ----------        ---------
Operating income before dividing with Pro-Fac             48,210          54,500              0          102,710
Interest income/(expense)                                (82,897)          4,843              0          (78,054)
                                                     -----------      ----------     ----------        ---------
Pretax income before dividing with Pro-Fac               (34,687)         59,343              0           24,656
Pro-Fac share of (loss)/income                           (12,328)              0              0          (12,328)
                                                     -----------      ----------     ----------        ---------
(Loss)/income before income tax                          (47,015)         59,343              0           12,328
Tax benefit/(provision)                                   14,867         (20,771)             0           (5,904)
                                                     -----------      ----------     ----------        ---------
Net (loss)/income                                    $   (32,148)     $   38,572     $        0        $   6,424
                                                     ===========      ==========     ==========        =========


                                                                                   Statement of Operations
                                                                                Fiscal Year Ended June 26, 1999
                                                                -------------------------------------------------------------
                                                                  Agrilink       Guarantor       Eliminating
                                                                 Foods, Inc.    Subsidiaries       Entries       Consolidated
                                                                 -----------    -------------    -----------     ------------
(Dollars in Thousands)

Net sales                                                        $ 1,248,854      $  13,026        $       0      $ 1,261,880
Cost of sales                                                       (896,613)        (7,278)               0         (903,891)
                                                                 -----------      ---------        ---------      -----------
Gross profit                                                         352,241          5,748                0          357,989
Other income                                                               0         20,240          (20,240)               0
Selling, administrative and general expenses                        (304,321)        (5,842)          20,240         (289,923)
Income from joint venture                                              2,787              0                0            2,787
Restructuring                                                         (5,000)             0                0           (5,000)
Gain on sale of assets                                                64,734              0                0           64,734
                                                                 -----------      ---------        ---------      -----------
Operating income before dividing with Pro-Fac                        110,441         20,146                0          130,587
Interest income/(expense)                                            (65,677)           338                0          (65,339)
Amortization of debt issue costs associated with bridge facility      (5,500)             0                0           (5,500)
                                                                 -----------      ---------        ---------      ------------
Pretax income before dividing with Pro-Fac                            39,264         20,484                0           59,748
Pro-Fac share of income                                               (1,658)             0                0           (1,658)
                                                                 -----------      ---------        ---------      -----------
Income before taxes and extraordinary item                            37,606         20,484                0           58,090
Tax provision                                                        (17,601)        (7,169)               0          (24,770)
                                                                 ------------     ---------        ---------      -----------
Income before extraordinary item                                      20,005         13,315                0           33,320
Extraordinary item related to early
   extinguishment of debt (net of tax)                               (16,366)             0                0          (16,366)
                                                                 -----------      ---------        ---------      -----------
Net income                                                       $     3,639      $  13,315        $       0      $    16,954
                                                                 ===========      =========        =========      ===========

                                                                               Statement of Cash Flows
                                                                                    June 30, 2001
                                                           -------------------------------------------------------------------------
                                                             Agrilink       Guarantor   Non-Guarantor   Eliminating
                                                           Foods, Inc.    Subsidiaries  Subsidiaries     Entries      Consolidated
                                                           -----------    ------------  -------------   -----------   ------------
(Dollars in Thousands)

Net Income                                                  $ (39,450)    $  40,196       $   911        $ (1,586)     $        71
Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities -
     Amortization of goodwill and other intangible assets       2,803         7,057             0               0            9,860
     Amortization of debt issue costs and amendment costs
       and discount on subordinated promissory note             4,895             0             0               0            4,895
     Interest in-kind on subordinated promissory note           2,069             0             0               0            2,069
     Depreciation                                              29,831           572           303               0           30,706
     Equity in undistributed earnings of CoBank                   (97)            0             0               0              (97)
     Equity in undistributed earnings in joint venture         (1,243)            0             0               0           (1,243)
     Gain on sale of assets                                      (362)            0             0               0             (362)
     Provision for deferred taxes                               3,464             0             0               0            3,464
     Provision for losses on accounts receivable                  560            50             0               0              610
     Change in assets and liabilities:
       Accounts receivable                                     12,022          (794)           24               0           11,252
       Inventories                                            (18,933)           39           335               0          (18,559)
       Other assets                                            28,131       (61,456)          128         (27,540)         (60,737)
       Accounts payable and accrued interest                  (20,213)         (262)         (160)              0          (20,635)
       Other liabilities                                       36,394        17,437        (1,069)         29,126           81,888
                                                            ---------     ---------       -------      ----------      -----------
Net cash provided by operating activities                      39,871         2,839           472               0           43,182

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 (21,638)       (3,027)         (461)              0          (25,126)
   Proceeds from disposals                                      5,797             0             0               0            5,797
   Proceeds from investment in CoBank                           4,259             0             0               0            4,259
                                                            ---------     ---------       -------      ----------      -----------
Net cash used in investing activities                         (11,582)       (3,027)         (461)              0          (15,070)

Cash flows from financing activities:
   Net proceeds from short-term debt                           (5,700)            0             0               0           (5,700)
   Payments on long-term debt                                 (18,084)            0             0               0          (18,084)
   Payments on capital leases                                    (449)            0             0               0             (449)
   Cash paid for debt issuance costs and amendments            (1,730)            0             0               0           (1,730)
   Capital contributions by Pro-Fac                               513             0             0               0              513
                                                            ---------     ---------       -------      ----------      -----------
Net cash used in financing activities                         (25,450)            0             0               0          (25,450)
                                                            ----------    ---------       -------      ----------      ------------
Net change in cash and cash equivalents                         2,839          (188)           11               0            2,662
Cash and cash equivalents at beginning of period                4,785           209             0               0            4,994
                                                            ---------     ---------       -------      ----------      -----------
Cash and cash equivalents at end of period                  $   7,624     $      21       $    11      $        0      $     7,656
                                                            =========     =========       =======      ==========      ===========

                                                                                   Statement of Cash Flows
                                                                               Fiscal Year Ended June 24, 2000
                                                                --------------------------------------------------------
                                                                  Agrilink      Guarantor    Eliminating
                                                                 Foods, Inc.  Subsidiaries     Entries      Consolidated
(Dollars in Thousands)                                           -----------  ------------    ----------    ------------

Net Income                                                     $   (32,148)     $  38,572      $      0     $    6,424
Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities -
     Gain on sale of assets                                         (6,635)             0             0         (6,635)
     Amortization of goodwill and other intangible assets            1,711          7,057             0          8,768
     Amortization of debt issue costs and amendment costs and
       discount on subordinated promissory note                      4,318              0             0          4,318
     Interest in-kind on subordinated promissory note                1,571              0             0          1,571
     Depreciation                                                   29,983            330             0         30,313
     Equity in undistributed earnings of CoBank                       (102)             0             0           (102)
     Equity in undistributed earnings of joint venture                 (96)             0             0            (96)
     Provision for deferred taxes                                    9,000              0             0          9,000
     Provision for losses on accounts receivable                       191             10             0            201
     Change in assets and liabilities:
       Accounts receivable                                         (14,356)          (920)            0        (15,276)
       Inventories                                                 (49,291)          (432)            0        (49,723)
       Other assets                                                  1,571        (72,802)       42,806       (28,425)
       Accounts payable and accrued interest                        (2,991)           369             0         (2,622)
       Other liabilities                                            38,626         28,758       (42,806)        24,578
                                                               -----------      ---------      --------     ----------
Net cash (used in)/provided by operating activities                (18,648)           942             0        (17,706)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                      (24,608)          (820)            0        (25,428)
   Proceeds from disposals                                          64,360              0             0         64,360
   Proceeds from investment in CoBank                                3,378              0             0          3,378
   Cash paid for acquisitions                                         (250)             0             0           (250)
                                                               ------------     ---------      --------     ----------
Net cash provided by/(used in) investing activities                 42,880           (820)            0         42,060

Cash flows from financing activities:
   Net proceeds from short-term debt                               (13,200)             0             0        (13,200)
   Payments on long-term debt                                      (18,470)             0             0        (18,470)
   Payments on capital leases                                         (238)             0             0           (238)
   Cash paid for debt issuance costs and amendments                 (2,624)             0             0         (2,624)
   Capital contributions by Pro-Fac                                  8,632              0             0          8,632
                                                               -----------      ---------      --------     ----------
Net cash used in financing activities                              (25,900)             0             0        (25,900)
                                                               ------------     ---------      --------     -----------
Net change in cash and cash equivalents                             (1,668)           122             0         (1,546)
Cash and cash equivalents at beginning of period                     6,453             87             0          6,540
                                                               -----------      ---------      --------     ----------
Cash and cash equivalents at end of period                     $     4,785      $     209      $      0     $    4,994
                                                               ===========      =========      ========     ==========


                                                                                   Statement of Cash Flows
                                                                               Fiscal Year Ended June 26, 1999
                                                                 --------------------------------------------------------
                                                                  Agrilink      Guarantor    Eliminating
                                                                 Foods, Inc.  Subsidiaries     Entries      Consolidated
                                                                 -----------  ------------    ----------    ------------
(Dollars in Thousands)

Net Income                                                     $     3,639      $  13,315      $      0       $  16,954
Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities -
     Extraordinary item relating to the early
       extinguishment of debt (net of tax)                          16,366              0              0          16,366
     Gain on sales of assets                                       (64,734)             0              0         (64,734)
     Loss from disposal of asset held for resale                       353              0              0             353
     Amortization of goodwill and other intangibles                  6,915          2,481              0           9,396
     Amortization of debt issue costs and amendment costs and
       discount on subordinated promissory note                      7,678              0              0           7,678
     Interest in-kind on subordinated promissory note                  782              0              0             782
     Depreciation                                                   23,498            306              0          23,804
     Equity in undistributed earnings of CoBank                       (520)             0              0            (520)
     Equity in undistributed earnings of joint venture                 (95)             0              0             (95)
     Provision for deferred taxes                                    9,742              0              0           9,742
     Provision for losses on accounts receivable                       198             10              0             208
     Change in assets and liabilities:
       Accounts receivable                                          (2,296)           248              0          (2,048)
       Inventories                                                  33,152             26              0          33,178
       Other assets                                                (49,958)        (1,957)       (39,764)        (91,679)
       Accounts payable and accrued interest                        27,550            325              0          27,875
       Other liabilities                                           (24,381)       (14,552)        39,764             831
                                                               -----------      ---------       --------      ----------
Net cash (used in)/provided by operating activities                (12,111)           202              0         (11,909)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                      (21,875)          (189)             0         (22,064)
   Proceeds from disposals                                          93,486              0              0          93,486
   Proceeds from the sale of idle facilities                         1,427              0              0           1,427
   Proceeds from investment in CoBank                                2,795              0              0           2,795
   Cash paid for acquisitions                                     (443,531)             0              0        (443,531)
                                                               -----------      ---------       --------      ----------
Net cash used in investing activities                             (367,698)          (189)             0        (367,887)

Cash flows from financing activities:
   Net proceeds from short-term debt                                18,900              0              0          18,900
   Proceeds from issuance of long-term debt                        677,100              0              0         677,100
   Payments on long-term debt                                     (287,574)             0              0        (287,574)
   Payments on capital leases                                         (282)             0              0            (282)
   Cash paid for debt issuance costs and amendments                (19,354)             0              0         (19,354)
   Dividends paid to Pro-Fac                                        (7,500)             0              0          (7,500)
                                                               -----------      ---------       --------      ----------
Net cash provided by financing activities                          381,290              0              0         381,290
                                                               -----------      ---------       --------      ----------
Net change in cash and cash equivalents                              1,481             13              0           1,494
Cash and cash equivalents at beginning of period                     4,972             74              0           5,046
                                                               -----------      ---------       --------      ----------
Cash and cash equivalents at end of period                     $     6,453      $      87       $      0      $    6,540
                                                               ===========      =========       ========      ==========

NOTE 13. OTHER MATTERS

Transactions Between Agrilink Foods and AgriFrozen: Prior to February 2001, Agrilink Foods purchased frozen vegetables from AgriFrozen Foods ("AgriFrozen"). AgriFrozen was a subsidiary of Pro-Fac. For fiscal 2001, the net sales amounted to approximately $25.6 million.

Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen and entered into a related agreement for storage and converting the inventory to finished goods effective January 28, 2001. Refer to NOTE 4 to the "Consolidated Financial Statements" for further discussion of the transaction.

In addition, AgriFrozen maintained an administrative service agreement with Agrilink Foods. Agrilink Foods provided certain management, consulting, and administrative services. For the year ended June 30, 2001, AgriFrozen incurred approximately $0.6 million in service fees related to the agreement. This agreement was terminated on June 30, 2001.

Legal Matters: The Company is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Company are of the opinion that none of these legal actions will have a material effect on the financial position of the Company.


Commitments: Agrilink Foods has also guaranteed an approximate $1.8 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management and Directors: Effective upon the acquisition of Agrilink Foods by Pro-Fac, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac
Directors and Disinterested Directors. The management and directors are listed below. The Chairman of the Board is a Pro-Fac Director. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11-7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors who are also directors, members or affiliates of Pro-Fac. The Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and executive officers of the Company.


                                       Year of
              Name                      Birth                             Positions
------------------------------         -------       ----------------------------------------------------

Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

Earl L. Powers                          1944         Executive Vice President and Chief Financial Officer

Stephen R. Wright                       1947         Executive Vice President - Agriculture and Secretary

Carl W. Caughran                        1953         Executive Vice President - Operations

John R. Clark                           1959         Executive Vice President - Logistics

Bernhard H. Frega                       1951         Executive Vice President - Sales and Marketing

David M. Mehalick                       1956         Vice President and General Counsel

Bruce R. Fox(2)                         1947         Director and Chairman of the Board

Steven D. Koinzan(2)                    1948         Director and Vice Chairman of the Board

Cornelius D. Harrington, Jr.(3)         1927         Director

Walter F. Payne(3)                      1936         Director

James A. Pierson(3)                     1937         Director

Paul E. Roe(2)                          1939         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1998 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1998 and Executive Vice President from January 1996 to May 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, United Way of Greater Rochester, American Heart Association-Genesee Valley Region, St. Leo College, the Rochester Institute of Technology School of Food, Hotel and Travel Management's National Advisory Board, and Chase Manhattan Bank's Northeast Regional Advisory Board.

Earl L. Powers has been Executive Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, Curtice Burns Foods business unit of Agrilink Foods from 1991 to March 1993. Prior to joining Agrilink Foods, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987. He currently serves on the Board of Directors of Chase Manhattan Bank's Northeast Advisory Board.

David M. Mehalick joined Agrilink Foods May 1, 1999 as Vice President and General Counsel. Prior to employment with Agrilink Foods, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

Carl W. Caughran has been Executive Vice President - Operations since 1999. He has also served as President and CEO of Nalley Fine Foods from 1996-1999. Prior to joining the Company, he held various executive positions at Borden Foods, including Vice President/General Manager of both the Western Snack Group and Eastern Snack Group.

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of Agrilink Foods from November 1994 and Vice President - Procurement for Agrilink Foods from 1990 to November, 1994, having served as Director of Commodities and Administration Services for Agrilink Foods from 1988 to 1990.

John R. Clark has been Executive Vice President - Logistics since 1999. He has in excess of 20 years experience in logistics and supply chain management. Prior positions include vice president/operations for Missouri Nebraska Express in 1984; executive vice president of operations for Dean Foods Transportation Co. in 1989; and vice president logistics for Dean Foods Vegetable Company (DFVC) in 1992.

Bernhard H. Frega has been Executive Vice President - Sales and Marketing since 1999. He has over twenty-five years experience with Agrilink Foods, including vice president roles for private label and consumer products for the Comstock Michigan Fruit Division and was executive vice president and COO of Curtice Burns from 1995 to 1999.

Bruce R. Fox has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink Foods and Chairman of the Board since 2000. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

Cornelius D. Harrington, prior to his retirement, was President of the Bank of New England-West in Springfield, MA or a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield.

Steven D. Koinzan has been a Director of the Company since the completion of the Pro-Fac acquisition of Agrilink Foods and Vice Chairman of the board since 2000. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

Walter F. Payne has been a Director of the Company since January 1996. Mr. Payne was President and Chief Executive Officer of Blue Diamond Growers from 1992 until 2001, when he retired. He held various positions at Blue Diamond Growers between 1973 to 1992. Mr. Payne serves on the Boards of Directors of Healthnet of California, Pacific Coast Building and Products, and Pride Industries. He is currently Chairman of the California State Chamber of Commerce as well as the Committee for Small Business and Agriculture for the Federal Reserve Western District.

James A. Pierson was elected as a Director of the Company during fiscal 2001. Mr. Pierson retired in 2001 from his position as President and Chief Operating
Officer of CoBank. He held various positions at Farm Credit Banks of Springfield, Massachusetts between 1975 and 1994, including President and Chief Executive Officer from 1987 to 1994. He is currently a member of the Bennett Roundtable of the Farm Foundation and served as a Director of the Farm Credit System Funding Corporation and the National Council of Farmer Cooperatives.

Paul E. Roe has been a Director of the Company since 2000. He has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Frank M. Stotz has been a Director of Agrilink Foods since the completion of the Pro-Fac acquisition of Agrilink Foods. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner for 25 years with Price Waterhouse (now PricewaterhouseCoopers LLP).

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

Involvement in Certain Legal Proceedings: The following executive officers of Agrilink Foods were previously officers of PF Acquisition II, Inc., a former subsidiary of Pro-Fac: Dennis M. Mullen, Earl L. Powers, Stephen R. Wright, and David M. Mehalick. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Company, earned during fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table


                                                                                                                         RSIP/
                                                                                                                       Matching
                                                                                            Annual                   Contributions
                                                                                        Compensation1                  Deferred
                                                                                --------------------------              Profit
Name and Principal Position                                       Year            Salary           Bonus2               Sharing
---------------------------                                       ----          -----------      ---------           -------------

Dennis M. Mullen                                                   2001         $ 600,000        $       0             $  9,808
   President and Chief Executive Officer and Director              2000         $ 525,000        $       0             $  3,173
                                                                   1999         $ 500,000        $       0             $  4,241


Earl L. Powers                                                     2001         $ 305,104        $       0             $  4,444
   Executive Vice President Finance and Chief Financial Officer    2000         $ 283,854        $       0             $  4,125
                                                                   1999         $ 260,096        $       0             $  5,124

David M. Mehalick3                                                 2001         $ 253,067        $  50,000             $  7,289
   Vice President and General Counsel                              2000         $ 241,867        $       0             $      0
                                                                   1999         $  36,923        $       0             $      0

Carl W. Caughran                                                   2001         $ 232,050        $       0             $  6,880
   Executive Vice President - Operations                           2000         $ 218,400        $       0             $  3,276
                                                                   1999         $ 210,600        $       0             $  3,120

Stephen R. Wright                                                  2001         $ 222,685        $       0             $  6,556
   Executive Vice President - Agriculture and Secretary            2000         $ 212,160        $       0             $  3,120
                                                                   1999         $ 205,999        $       0             $  3,762

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

3  Mr. Mehalick's employment with the Company began May 1, 1999.

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                 Estimated Future Payouts
                                                                             Under Non-Stock Price Based Plans
                               (b)                        (c)                ---------------------------------
                          Number of Shares        Performance or Other           (d)                  (e)
     (a)                   Units or Other        Period Until Maturation      Threshold              Target
     Name                 Rights Granted (1)            or Payout              ($ or #)            ($ or #)(2)
-----------------         ------------------     ------------------------     ---------            -----------

Dennis M. Mullen              91,977                    6/27/2005                 $0                   $0
Earl L. Powers                34,180                    6/27/2005                 $0                   $0
David M. Mehalick             27,840                    6/27/2005                 $0                   $0
Carl Caughran                 23,910                    6/27/2005                 $0                   $0
Stephen R. Wright             22,449                    6/27/2005                 $0                   $0

(1) On June 27, 2001, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is discretionary. The performance units vest 100 percent on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 2001 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 27, 2001 grants from the Agrilink Foods Equity Value Plan is discretionary. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 2001 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 2001 performance, no payouts will be made from the plan relative to the options granted on June 27, 2001.

Retirement Plans: The Company's Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried exempt and non-exempt personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 30, 2001, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-11, Earl L. Powers-9, David M. Mehalick-1, Carl W. Caughran-4, and Stephen R. Wright-26.

The Company maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act. This benefit plan was amended in December 2000.

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to the Company's Chief Executive Officer. The Company has not pre-funded this liability at June 30, 2001. The projected and accumulated benefit obligation under the plan at June 30, 2001 was $353,000.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                         Pension Plan Table

                                  Years of Plan Participation
    Final      -------------------------------------------------------------
 Average Pay        15            20           25         30           35
 -----------   ------------  ---------    ---------   ---------    ---------

 $ 125,000     $ 21,563      $  28,750    $  35,938   $  43,125    $  50,313
   150,000       25,875         34,500       43,125      51,750       60,375
   175,000       30,188         40,250       50,313      60,375       70,438
   200,000       34,500         46,000       57,500      69,000       80,500
   225,000       38,813         51,750       64,688      77,625       90,563
   250,000       43,125         57,500       71,875      86,250      100,625
   275,000       47,438         63,250       79,063      94,875      110,688
   300,000       51,750         69,000       86,250     103,500      120,750
   325,000       56,063         74,750       93,438     112,125      130,813
   350,000       60,375         80,500      100,625     120,750      140,875
   375,000       64,688         86,250      107,813     129,375      150,938
   400,000       69,000         92,000      115,000     138,000      161,000
   425,000       73,313         97,750      122,188     146,625      171,063
   450,000       77,625        103,500      129,375     155,250      181,125
   475,000       81,938        109,250      136,563     163,875      191,188
   500,000       86,250        115,000      143,750     172,500      201,250

Termination Protection Provisions: Agrilink Foods has adopted a revised Salary Continuation Agreement for Mr. Mullen on August 22, 2001, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement.

Directors' Compensation: In fiscal 2001, non-employee directors as designated by Pro-Fac received an annual stipend of $20,000 to $25,000 per year. The Pro-Fac Chairman received an annual stipend of $40,000 per year. All other disinterested directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $35,000. Directors received an additional $2,000 for committee chairmanships when applicable. Effective during fiscal 2001, directors are no longer paid a per-diem rate for meeting attendance. Mr. Pierson, who joined the Board of Directors on June 28, 2001 received no payments in fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding capital stock of the Company is owned by Pro-Fac Cooperative, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes all transactions were on terms no less favorable to the Company than could have been reached with unaffiliated third parties.

Borrowings by Pro-Fac: The Credit Facility and Senior Subordinated Notes - 11-7/8 Percent (due 2008) permit the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated Notes - 11-7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its lending arrangements with CoBank, which is a cooperative, the Company has made investments in the bank. The Company made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the bank's capital needs, of its interest paid to the bank and (ii) a patronage rebate on interest paid to the bank based on the bank's earnings, which is paid in cash and capital certificates. As of June 30, 2001, the amount of the Company's investment in the Bank was approximately $14.7 million.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 2001, the following directors and executive officers of Pro-Fac, directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:

(Dollars in Thousands)

                                                                     RELATIONSHIP                           GROSS PURCHASES
        NAME                                                         TO PRO-FAC                                  IN FISCAL 2001
------------------------                         --------------------------------------------------------   -----------------------
                                                                                                            (Dollars in Thousands)

Dale E. Burmeister...........................    Director                                                          $    446
Peter R. Call................................    Director                                                          $  4,959
Glen Lee Chase...............................    Director                                                          $    213
Tom R. Croner................................    Director and Secretary                                            $     75
Kenneth A. Dahlstedt.........................    Director                                                          $    352
Robert DeBadts...............................    Director                                                          $    449
Bruce R. Fox*................................    Director and Chairman of the Board, President                     $  1,405
Steven D. Koinzan*...........................    Director and Vice Chairman of the Board, Vice President           $    215
Kenneth A. Mattingly.........................    Director                                                          $  2,000
Allan W. Overhiser...........................    Director                                                          $     50
Paul E. Roe*.................................    Director                                                          $    848
Darell Sarff.................................    Director                                                          $     65



* Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe are directors of both Pro-Fac and Agrilink Foods.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on October 15, 2001, at an annual cost of approximately $146,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                                   Page
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..................................................................   25
   Report of Independent Accountants.....................................................................................   26
   Consolidated Financial Statements:
     Consolidated Statement of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
       for the years ended June 30, 2001, June 24, 2000, and June 26, 1999...............................................   27
     Consolidated Balance Sheets at June 30, 2001 and June 24, 2000......................................................   28
     Consolidated Statements of Cash Flows for the years ended June 30, 2001, June 24, 2000, and June 26, 1999...........   29
     Notes to Consolidated Financial Statements..........................................................................   31

         (2)    The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                             SCHEDULE II

Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 30, 2001

                                                                          Fiscal Year Ended
                                                            ---------------------------------------------
                                                            June 30, 2001   June 24, 2000   June 26, 1999
                                                            -------------   -------------   -------------
Allowance for doubtful accounts
  Balance at beginning of period                             $    887,000     $ 1,202,000     $   774,000
  Additions charged to expense                                    610,000         201,000         208,000
  Deductions                                                     (654,000)       (516,000)       (280,000)
  Increase due to acquisition*                                          0               0         500,000
                                                             ------------     -----------     -----------
  Balance at end of period                                   $    843,000     $   887,000     $ 1,202,000
                                                             ============     ===========     ===========

Inventory reserve**
  Balance at beginning of period                             $  1,106,000     $ 2,777,000     $   391,000
  Net change                                                     (648,000)     (1,671,000)        290,000
  Increase due to AgriFrozen inventory purchase****             2,677,000               0               0
  Increase due to acquisition*                                          0               0       2,096,000
                                                             ------------     -----------     -----------
  Balance at end of period                                   $  3,135,000     $ 1,106,000     $ 2,777,000
                                                             ============     ===========     ===========

Tax valuation allowance***
  Balance at beginning of period                             $  5,752,000     $ 1,409,000     $ 5,550,000
  Net change                                                      139,000       4,343,000      (4,141,000)
                                                             ------------     -----------     -----------
  Balance at end of period                                   $  5,891,000     $ 5,752,000     $ 1,409,000
                                                             ============     ===========     ===========

*    Represents the balance acquired in conjunction with the DFVC Acquisition.

**   Difference   between  FIFO  cost  and  market  applicable  to  inventories.
     Reductions to the reserve in fiscal 2000 were recorded as related inventory was disposed.

*** See further discussion regarding tax matters at NOTE 9 to the "Notes to Consolidated Financial Statements."

**** See further discussion of this purchase at NOTE 4 to the "Notes to the Consolidated Financial Statements."

     Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

         (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


     (b) Reports on Form 8-K:


         On March 27, 2001, the Company filed a Form 8-K to report on financial information presented to attendees at the Lehmann Brothers high-yield bond leveraged loan conference.

     (c) EXHIBITS:
           Exhibit
                               Number Description

          3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 27, 1997 and incorporated herein by reference).

          3.2 Certificate of Amendment to the Company's Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 24, 2000 and incorporation herein by reference).

          3.3 Bylaws of the Company (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended June 24, 2000 and incorporated herein by reference).

          4.1 Indenture, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

          4.2 Form of 11-7/8% Senior Subordinated Notes due 2008 (filed as Exhibit B, to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

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

          4.4 Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.3 herein) dated November 10, 1997 (filed as Exhibit
               10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference).

          4.5 Third Supplemental Indenture (amending the Indenture referenced in Exhibit 4.3 herein) dated September 24, 1998 (filed as Exhibit
               10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999, and incorporated herein by reference).

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

        10.8   Agrilink  Equity  Value  Plan  adopted  June 24,  1996  (filed as
               Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).

        10.9 Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

        10.10 Reciprocal Co-Pack Agreement with Seneca Foods Corporation (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

        10.11 Credit Agreement among the Company, Pro-Fac Cooperative, Inc., and Harris Trust and Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated as of September 23, 1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

        10.12 Subordinated Promissory Note of the Company to Dean Foods Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

        10.13  First  Amendment to the Credit  Agreement  referenced  in Exhibit
               10.11 herein (filed as Exhibit 10.1 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

        10.14  Second  Amendment to the Credit  Agreement  referenced in Exhibit
               10.11 herein (filed as Exhibit 10.2 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

        10.15  Third  Amendment to the Credit  Agreement  referenced  in Exhibit
               10.11 herein (filed as Exhibit 10.3 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

        10.16  Fourth  Amendment to the Credit  Agreement  referenced in Exhibit
               10.11 herein (filed as Exhibit 10.4 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

        10.17  Fifth  Amendment to the Credit  Agreement  referenced  in Exhibit
               10.11 herein (filed as Exhibit 10.5 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

        10.18 Service Agreement between the Company and PF Acquisition II, Inc., dated as of February 22, 1999 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

        10.19  Sixth  Amendment to the Credit  Agreement  referenced  in Exhibit
               10.11 herein (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the first quarter ended September 23, 2000, and incorporated herein by reference).

        Exhibit
         Number                         Description
        10.20  Excess  Benefit  Retirement  Plan,  as amended  (filed as Exhibit
               10.27 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

        10.21  Supplemental  Executive  Retirement  Agreement  (filed as Exhibit
               10.28 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

        10.22 Service Agreement By and Between Agrilink Foods and PF Acquisition II, Inc. (filed as Exhibit 10.29 to the Company's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

        10.23 Bill of Sale Agreement By and Between Agrilink Foods, Inc. and CoBank, ACB (filed as Exhibit 10.30 to the Company's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

        10.24  Salary Continuation Agreement - Dennis Mullen (filed herewith).

        10.25  Seventh  Amendment to the Credit Agreement  referenced in Exhibit
               10.11 herein (filed herewith).

        18 Accountant's Report Regarding Change in Accounting Method (filed as Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 28, 1996 and incorporated herein by reference).

        21 List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended June 24, 2000 and incorporated herein by reference).

        24     Power of Attorney (included on page 68 of this Report).

        99 Pro-Fac Cooperative, Inc. Audited Financial Statements for the fiscal year ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AGRILINK FOODS, INC.



Date:    September 10, 2001         By:/s/          Earl L. Powers
         ------------------            ----------------------------------------
                                                    Earl L. Powers
                                           Executive Vice President Finance and
                                                  Chief Financial Officer
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)



                                POWER OF ATTORNEY



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earl L. Powers, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                                            TITLE                                 DATE



/s/    Bruce R. Fox                                               Chairman of the Board and Director            September 10, 2001
----------------------------------------------------------                                                      ------------------
       (BRUCE R. FOX)



/s/    Steven D. Koinzan                                          Vice Chairman of the Board and Director       September 10, 2001
----------------------------------------------------------                                                      ------------------
       (STEVEN D. KOINZAN)



/s/    Cornelius D. Harrington                                    Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (CORNELIUS D. HARRINGTON)



/s/    Walter F. Payne                                            Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (WALTER F. PAYNE)



/s/    James A. Pierson                                           Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (JAMES PIERSON)



/s/    Paul E. Roe                                                Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (PAUL E. ROE)



/s/    Frank M. Stotz                                             Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (FRANK M. STOTZ)



/s/    Dennis M. Mullen                                           President and Chief Executive Officer         September 10, 2001
----------------------------------------------------------        and Director                                  ------------------
       (DENNIS M. MULLEN)                                         (Principal Executive Officer)




/s/    Earl L. Powers                                             Executive Vice President Finance and          September 10, 2001
----------------------------------------------------------        Chief Financial Officer                       ------------------
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