Form 10-Q
period 2001-09-29
AGRILINK FOODS INC
filed 2001-11-13
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q



       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2001.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                                                             Quarter Ended
                                                                                               -------------------------------------
                                                                                                 September 29,        September 23,
                                                                                                      2001                 2000
                                                                                               ----------------       --------------

Net sales                                                                                          $  249,232           $  263,391
Cost of sales                                                                                        (203,362)            (214,106)
                                                                                                   ----------           ----------
Gross profit                                                                                           45,870               49,285
Selling, administrative, and general expenses                                                         (32,839)             (30,272)
Restructuring                                                                                          (1,050)                   0
Gain from pension curtailment                                                                           2,472                    0
Income from joint venture                                                                                 248                  275
                                                                                                   ----------           ----------
Operating income before dividing with Pro-Fac                                                          14,701               19,288
Interest expense                                                                                      (19,213)             (19,218)
                                                                                                   ----------           ----------
Pretax (loss)/income before dividing with Pro-Fac                                                      (4,512)                  70
Pro-Fac share of (loss)/income                                                                          2,256                  (34)
                                                                                                   ----------           ----------
(Loss)/income before taxes                                                                             (2,256)                  36
Tax benefit/(provision)                                                                                   994                  (14)
                                                                                                   ----------           ----------
Net (loss)/income                                                                                      (1,262)                  22
Accumulated earnings at beginning of period                                                             4,071                4,000
                                                                                                   ----------           ----------
Accumulated earnings at end of period                                                              $    2,809           $    4,022
                                                                                                   ==========           ==========

Net (loss)/income                                                                                  $   (1,262)          $       22
Other comprehensive income:
   Unrealized (loss)/gain on hedging activity                                                            (440)               2,304
                                                                                                   ----------           ----------
Comprehensive (loss)/income                                                                        $   (1,702)          $    2,326
                                                                                                   ==========           ==========

Accumulated other comprehensive income/(loss) at beginning of period                               $       45           $     (525)
Unrealized (loss)/gain on hedging activity, net of taxes                                                 (440)               2,304
                                                                                                   ----------           ----------
Accumulated other comprehensive (loss)/income at end of period                                     $     (395)          $    1,779
                                                                                                   ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                                                                      September 29,      June 30,      September 23,
                                                                                           2001            2001              2000
                                                                                      -----------       ----------      ------------
                                                               ASSETS                 (Unaudited)                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $    8,088       $    7,656       $    6,268
   Accounts receivable trade, net                                                          92,954           85,543          120,493
   Accounts receivable, co-pack activity and other                                         22,773            7,949           17,422
   Income taxes refundable                                                                      0              272                0
   Current deferred tax asset                                                               2,202            2,202           11,552
   Inventories                                                                            419,131          313,856          388,377
   Current investment in CoBank                                                             2,665            3,998            1,951
   Prepaid manufacturing expense                                                               62           22,427                0
   Prepaid expenses and other current assets                                               18,590           19,603           23,959
   Due from Pro-Fac Cooperative, Inc.                                                       2,022              245                0
                                                                                       ----------       ----------       ----------
       Total current assets                                                               568,487          463,751          570,022
Investment in CoBank                                                                       10,660           10,660           15,893
Investment in joint venture                                                                 8,222            8,018            7,049
Property, plant and equipment, net                                                        301,342          305,531          311,802
Assets held for sale at net realizable value                                                  120              120              339
Goodwill                                                                                   52,336           52,336           54,711
Intangible assets, net                                                                    196,145          196,441          201,424
Other assets                                                                               25,071           24,014           25,526
Note receivable due from Pro-Fac Cooperative, Inc.                                          9,400            9,400            9,400
                                                                                       ----------       ----------       ----------
       Total assets                                                                    $1,171,783       $1,070,271       $1,196,166
                                                                                       ==========       ==========       ==========


                                                   LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                       $  130,900       $        0       $   99,000
   Current portion of obligations under capital leases                                        316              316              218
   Current portion of long-term debt                                                       15,585           15,599           16,595
   Accounts payable                                                                        94,230          117,851           91,373
   Income taxes payable                                                                       257                0            1,945
   Accrued interest                                                                        12,798            9,253           15,771
   Accrued employee compensation                                                            9,738           10,081           11,533
   Other accrued expenses                                                                  46,312           49,347           60,958
   Due to Pro-Fac Cooperative, Inc.                                                             0                0           15,449
                                                                                       ----------       ----------       ----------
       Total current liabilities                                                          310,136          202,447          312,842
Obligations under capital leases                                                              571              571              520
Long-term debt                                                                            628,576          631,128          639,280
Deferred income tax liabilities                                                            26,376           26,376           32,262
Other non-current liabilities                                                              27,494           29,417           29,758
                                                                                       ----------       ----------       ----------
       Total liabilities                                                                  993,153          889,939        1,014,662
                                                                                       ----------       ----------       ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 10,000 shares authorized, issued, and
    outstanding, owned by Pro-Fac Cooperative, Inc.                                             0                0                0
   Additional paid-in capital                                                             176,216          176,216          175,703
   Accumulated earnings                                                                     2,809            4,071            4,022
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                    178              618            2,304
     Minimum pension liability adjustment                                                  (573)            (573)            (525)
                                                                                       ----------       ----------       ----------
       Total shareholder's equity                                                         178,630          180,332          181,504
                                                                                       ----------       ----------       ----------
       Total liabilities and shareholder's equity                                      $1,171,783       $1,070,271       $1,196,166
                                                                                       ==========       ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)                                                                                                  Quarter Ended
                                                                                                 -----------------------------------
                                                                                                 September 29,        September 23,
                                                                                                       2001                 2000
                                                                                                 --------------       --------------
Cash Flows From Operating Activities:
   Net (loss)/income                                                                               $   (1,262)          $       22
   Adjustments to reconcile net (loss)/income to net cash used in operating activities -
     Depreciation                                                                                       7,663                7,727
     Amortization of goodwill and certain other intangible assets                                         296                2,514
     Amortization of debt issue costs, amendment costs, and discount on
       subordinated promissory note                                                                     1,355                1,159
     Interest-in-kind on subordinated promissory note                                                       0                  402
     Equity in undistributed earnings of joint venture                                                   (248)                (275)
     Change in assets and liabilities:
       Accounts receivable                                                                            (22,235)             (32,561)
       Inventories and prepaid manufacturing expense                                                  (82,910)             (72,784)
       Income taxes refundable/(payable)                                                                  529                7,565
       Accounts payable and other accrued expenses                                                    (23,454)              (1,086)
       Due (from)/to Pro-Fac Cooperative                                                               (1,777)               6,308
       Other assets and liabilities                                                                    (1,570)              (1,542)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                (123,613)             (82,551)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                           (3,516)              (7,590)
   Proceeds from disposals                                                                                 20                5,053
   Proceeds from investment in CoBank                                                                   1,333                  976
                                                                                                   ----------           ----------
Net cash used in investing activities                                                                  (2,163)              (1,561)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                      130,900               93,300
   Payments on long-term debt                                                                          (2,998)              (6,184)
   Cash paid for debt amendments                                                                       (1,694)              (1,730)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                             126,208               85,386
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                   432                1,274
Cash and cash equivalents at beginning of period                                                        7,656                4,994
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    8,088           $    6,268
                                                                                                   ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The Company: Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. The Company is a wholly owned subsidiary of Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"). Pro-Fac conducts business under the name Agrilink.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter ended September 29, 2001 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 30, 2001.

Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2001 have been reclassified to conform with the current period presentation.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement is further disclosed in NOTE 2 to the "Notes to Consolidated Financial Statements."

In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. Accordingly, during the first quarter of fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales. Total promotions and slotting fees were $30.1 million and $31.2 million in the first quarter of fiscal 2002 and 2001, respectively. The adoption of EITF 00-25 did not impact the Company's profitability.

In July 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the first quarter of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $1.8 million and $2.0 million in the first quarter of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Company's profitability.

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company completed the required impairment evaluation in conjunction with its adoption of SFAS No. 142 which indicated there is no impairment at this time.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                          September 29,        June 30,         September 23,
                                              2001              2001                2000
                                          -------------      ----------       ----------------
 Amortized intangibles:
   Covenants not to compete                $    2,478        $    2,478          $   2,478
   Other                                       12,000            12,000             12,000
     Less:  accumulated amortization           (2,308)           (2,012)            (1,135)
                                           ----------        ----------          ---------
   Amortized intangibles, net                  12,170            12,466             13,343
Unamortized intangibles:
     Trademarks, net                          183,975           183,975            188,081
                                           ----------        ----------          ---------
Total intangible assets                    $  196,145        $  196,441          $ 201,424
                                           ==========        ==========          =========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended September 29, 2001. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003                    $1,103
2004                       915
2005                       891
2006                       891
2007                       760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 for the quarter ended September 29, 2001 is provided below:

                                          September 29,         September 23,
                                              2001                   2000
                                          -------------         -------------
(Dollars in Thousands)

Reported net (loss)/income                 $   (1,262)            $      22
Addback:  goodwill amortization                     0                 2,218
                                           ----------             ---------
Adjusted net (loss)/income                 $   (1,262)            $   2,240
                                           ==========             =========

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

Amounts received by Pro-Fac from Agrilink Foods for the three months ended September 29, 2001 and September 23, 2000 include: commercial market value of crops delivered, $52.2 million and $48.4 million, respectively. Pro-Fac's share of losses was $2.3 million in fiscal 2002, and its share of earnings was $34,000 in fiscal 2001.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                  September 29,     June 30,      September 23,
                                      2001            2001            2000
                                  -------------    ----------     -------------

Finished goods                     $  393,460      $  279,991       $ 346,808
Raw materials and supplies             25,671          33,865          41,569
                                   ----------      ----------       ---------
                                   $  419,131      $  313,856       $ 388,377
                                   ==========      ==========       =========

NOTE 5.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                  September 29,     June 30,      September 23,
                                       2001           2001            2000
                                   -------------    ----------    -------------

Term Loan Facility                  $  408,900      $  411,600       $ 422,400
Senior Subordinated Notes              200,015         200,015         200,015
Subordinated Promissory Note            30,092          29,660          26,909
Other                                    5,154           5,452           6,551
                                    ----------      ----------       ---------
Total Debt                             644,161         646,727         655,875
Less Current Portion                   (15,585)        (15,599)        (16,595)
                                    ----------      ----------       ---------
Total Long-Term Debt                $  628,576      $  631,128       $ 639,280
                                    ==========      ==========       =========

Amendments to Term Loan Facility: The term loan facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividends and other distributions. The credit facility also contains covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth.

In August 2001, the Company negotiated an amendment to the covenants. In conjunction with this amendment, the Company incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the Credit Facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of the Company to raise equity, and deleverage its balance sheet within certain timeframes. To this end, the Company has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of the Company. The amount of such contingent fees is also impacted by the EBITDA which the Company achieves for its fiscal year ending in June 2002.

During September 2000, the Company negotiated a previous amendment to the credit facility. This amendment required a supplemental fee should a specified coverage ratio not be achieved for the first quarter of fiscal 2002. During September 2001, the Company paid a fee of $1.5 million.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                             Quarter Ended
                                                 ----------------------------------------------
                                                 September 29, 2001          September 23, 2000
                                                 ------------------          ------------------
Net Sales:
   Vegetables                                          $    176.5                 $    190.3
   Fruits                                                    28.3                       26.4
   Snacks                                                    22.4                       22.5
   Canned Meals                                              12.4                       13.1
   Other                                                      9.6                       11.1
                                                       ----------                 ----------
       Total                                           $    249.2                 $    263.4
                                                       ==========                 ==========

Operating income1:
   Vegetables2                                         $      4.5                 $     10.4
   Fruits                                                     4.2                        3.9
   Snacks                                                     1.5                        1.7
   Canned Meals                                               2.2                        2.5
   Other                                                      0.9                        0.8
                                                       ----------                 ----------
       Total                                                 13.3                       19.3
   Restructuring                                             (1.1)                       0.0
   Gain from pension curtailment                              2.5                        0.0
                                                       ----------                 ----------
Operating income before dividing with Pro-Fac                14.7                       19.3
Interest expense                                            (19.2)                     (19.2)
                                                       ----------                 ----------
Pretax (loss)/income before dividing with Pro-Fac      $     (4.5)                $      0.1
                                                       ==========                 ==========

1 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals, and other product lines was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively, in the first quarter of fiscal 2001. See NOTE 2 to the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from the Company's investment in a joint venture of $0.2 million and $0.3 million in fiscal 2002 and fiscal 2001, respectively.

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

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-Q. Presented below is condensed consolidating financial information for (i) Agrilink Foods, (ii) the guarantor subsidiaries, and (iii) non-guarantor subsidiaries as of and for the quarters ended September 29, 2001 and September 23, 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Company and guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                   Balance Sheet
                                                                                 September 29, 2001
                                                     -------------------------------------------------------------------------------
                                                        Agrilink      Guarantor    Non-Guarantor      Eliminating
                                                       Foods, Inc.   Subsidiaries   Subsidiaries        Entries       Consolidated
                                                     -------------   ------------  -------------      -----------     --------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                         $     6,965      $       54     $    1,069       $         0       $     8,088
   Accounts receivable, net                              112,939           2,788              0                 0           115,727
   Inventories -
     Finished goods                                      393,100             281             79                 0           393,460
     Raw materials and supplies                           24,918             604            149                 0            25,671
                                                     -----------      ----------     ----------       -----------       -----------
       Total inventories                                 418,018             885            228                 0           419,131

   Other current assets                                   25,140             (30)           431                 0            25,541
                                                     -----------      ----------     ----------       -----------       -----------

       Total current assets                              563,062           3,697          1,728                 0           568,487

Property, plant and equipment, net                       293,892           3,860          3,590                 0           301,342
Investment in subsidiaries                               312,754               0              0          (312,754)                0
Goodwill and other intangible assets, net                 53,256         195,225              0                 0           248,481
Other assets                                              53,253         112,925              0          (112,705)           53,473
                                                     -----------      ----------     ----------       -----------       -----------

       Total assets                                  $ 1,276,217      $  315,707     $    5,318       $  (425,459)      $ 1,171,783
                                                     ===========      ==========     ==========       ===========       ===========


Liabilities and Shareholder's Equity
   Notes payable                                     $   130,900      $        0     $        0       $         0       $   130,900
   Long-term debt                                         15,585               0              0                 0            15,585
   Accounts payable                                       93,125             828            277                 0            94,230
   Accrued interest                                       12,798               0              0                 0            12,798
   Intercompany loans                                        404             (41)          (363)                0                 0
   Other current liabilities                              49,053           6,482          1,088                 0            56,623
                                                     -----------      ----------     ----------       -----------       -----------
       Total current liabilities                         301,865           7,269          1,002                 0           310,136

Long-term debt                                           628,576               0              0                 0           628,576
Other non-current liabilities                            167,146               0              0          (112,705)           54,441
                                                     -----------      ----------     ----------       -----------       -----------

       Total liabilities                               1,097,587           7,269          1,002          (112,705)          993,153

Shareholder's equity                                     178,630         308,438          4,316          (312,754)          178,630
                                                     -----------      ----------     ----------       -----------       -----------

       Total liabilities and shareholder's equity    $ 1,276,217      $  315,707     $    5,318       $  (425,459)      $ 1,171,783
                                                     ===========      ==========     ==========       ===========       ===========

                                                                               Statement of Operations
                                                                      For the Quarter Ended September 29, 2001
                                                     ---------------------------------------------------------------------------
                                                       Agrilink      Guarantor    Non-Guarantor     Eliminating
                                                      Foods, Inc.   Subsidiaries  Subsidiaries        Entries       Consolidated
                                                     ------------   ------------  -------------     -----------     ------------
(Dollars in Thousands)

Net sales                                            $   244,987      $    4,245     $    2,566       $  (2,566)      $  249,232
Cost of sales                                           (200,475)         (2,887)        (2,719)          2,719         (203,362)
                                                     -----------      ----------     ----------       ---------       ----------
Gross profit                                              44,512           1,358           (153)            153           45,870
Other income                                               1,422          13,168             22         (13,190)           1,422
Selling, administrative, and general expenses            (45,280)           (727)             0          13,168          (32,839)
Income from joint venture                                    248               0              0               0              248
                                                     -----------      ----------     ----------       ---------       ----------
Operating income before dividing with Pro-Fac                902          13,799           (131)            131           14,701
Interest (expense)/income                                (21,845)          2,632              0               0          (19,213)
                                                     -----------      ----------     ----------       ---------       ----------
Pretax (loss)/income before dividing with Pro-Fac        (20,943)         16,431           (131)            131           (4,512)
Pro-Fac share of loss                                      2,256               0              0               0            2,256
                                                     -----------      ----------     ----------       ---------       ----------
(Loss)/income before taxes                               (18,687)         16,431           (131)            131           (2,256)
Tax benefit/(provision)                                    6,958          (5,837)          (127)              0              994
                                                     -----------      ----------     ----------       ---------       ----------
Net (loss)/income                                    $   (11,729)     $   10,594     $     (258)      $     131       $   (1,262)
                                                     ===========      ==========     ==========       =========       ==========

                                                                                   Statement of Cash Flows
                                                                          For the Quarter Ended September 29, 2001
                                                           ----------------------------------------------------------------------
                                                             Agrilink      Guarantor    Non-Guarantor  Eliminating
                                                            Foods, Inc.   Subsidiaries  Subsidiaries     Entries     Consolidated
                                                           ------------   ------------  -------------  -----------   ------------
(Dollars in Thousands)

Net (loss)/income                                          $  (11,729)     $  10,594     $    (258)      $   131      $  (1,262)
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                               7,450            136            77             0          7,663
     Amortization of goodwill and other intangible assets         296              0             0             0            296
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note             1,355              0             0             0          1,355
     Equity in undistributed earnings of joint venture           (248)             0             0             0           (248)
     Change in working capital                               (121,828)       (10,697)        1,239          (131)      (131,417)
                                                           ----------      ---------     ---------       -------      ---------
Net cash (used in)/provided by operating activities          (124,704)            33         1,058             0       (123,613)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                  (3,516)             0             0             0         (3,516)
   Proceeds from disposals                                         20              0             0             0             20
   Proceeds from investment in CoBank                           1,333              0             0             0          1,333
                                                           ----------      ---------     ---------       -------      ---------
Net cash used in investing activities                          (2,163)             0             0             0         (2,163)

Cash flows from financing activities:
   Net proceeds from short-term debt                          130,900              0             0             0        130,900
   Payments on long-term debt                                  (2,998)             0             0             0         (2,998)
   Cash paid for debt amendments                               (1,694)             0             0             0         (1,694)
                                                           ----------      ---------     ---------       -------      ---------
Net cash provided by financing activities                     126,208              0             0             0        126,208
Net change in cash and cash equivalents                          (659)            33         1,058             0            432
Cash and cash equivalents at beginning of period                7,624             21            11             0          7,656
                                                           ----------      ---------     ---------       -------      ---------
Cash and cash equivalents at end of period                 $    6,965      $      54     $   1,069       $     0      $   8,088
                                                           ==========      =========     =========       =======      =========


                                                                                    Balance Sheet
                                                                                 September 23, 2000
                                                     ---------------------------------------------------------------------------
                                                       Agrilink      Guarantor     Non-Guarantor     Eliminating
                                                      Foods, Inc.   Subsidiaries    Subsidiaries       Entries      Consolidated
                                                     -------------  ------------   -------------     -----------    ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                         $     5,896      $      111     $      261      $         0     $     6,268
   Accounts receivable, net                              135,619           2,273             23                0         137,915
   Inventories -
     Finished goods                                      346,356             310            142                0         346,808
     Raw materials and supplies                           40,926             505            138                0          41,569
                                                     -----------      ----------     ----------      -----------     -----------
       Total inventories                                 387,282             815            280                0         388,377

   Other current assets                                   36,901              50            511                0          37,462
                                                     -----------      ----------     ----------      -----------     -----------

       Total current assets                              565,698           3,249          1,075                0         570,022

Property, plant and equipment, net                       305,671           2,397          3,734                0         311,802
Investment in subsidiaries                               303,859               0              0         (303,859)              0
Goodwill and other intangible assets, net                 48,816         207,319              0                0         256,135
Other assets                                              58,022          94,598              0          (94,413)         58,207
                                                     -----------      ----------     ----------      -----------     -----------

       Total assets                                  $ 1,282,066      $  307,563     $    4,809      $  (398,272)    $ 1,196,166
                                                     ===========      ==========     ==========      ===========     ===========

Liabilities and Shareholder's Equity
   Notes payable                                     $    99,000      $        0     $        0      $         0     $    99,000
   Long-term debt                                         16,595               0              0                0          16,595
   Accounts payable                                       89,743           1,152            478                0          91,373
   Accrued interest                                       15,771               0              0                0          15,771
   Intercompany loans                                       (480)            281            199                0               0
   Other current liabilities                              83,700           5,591            812                0          90,103
                                                     -----------      ----------     ----------      -----------       ---------
       Total current liabilities                         304,329           7,024          1,489                0         312,842

Long-term debt                                           639,280               0              0                0         639,280
Other non-current liabilities                            156,953               0              0          (94,413)         62,540
                                                     -----------      ----------     ----------      -----------     -----------

       Total liabilities                               1,100,562           7,024          1,489          (94,413)      1,014,662

Shareholder's equity                                     181,504         300,539          3,320         (303,859)        181,504
                                                     -----------      ----------     ----------      -----------     -----------

       Total liabilities and shareholder's equity    $ 1,282,066      $  307,563     $    4,809      $  (398,272)    $ 1,196,166
                                                     ===========      ==========     ==========      ===========     ===========


                                                                               Statement of Operations
                                                                      For the Quarter Ended September 23, 2000
                                                     ----------------------------------------------------------------------------
                                                       Agrilink      Guarantor     Non-Guarantor     Eliminating
                                                      Foods, Inc.   Subsidiaries   Subsidiaries        Entries       Consolidated
                                                     ------------   ------------   -------------     -----------     ------------
(Dollars in Thousands)

Net sales                                            $   259,230      $    4,161     $    2,835        $  (2,835)    $   263,391
Cost of sales                                           (211,602)         (2,504)        (3,123)           3,123        (214,106)
                                                     -----------      ----------     ----------        ---------     -----------
Gross profit                                              47,628           1,657           (288)             288          49,285
Other income                                                   0          12,765             25          (12,790)              0
Selling, administrative, and general expenses            (42,314)           (723)             0           12,765         (30,272)
Income from joint venture                                    275               0              0                0             275
                                                     -----------      ----------     ----------        ---------     -----------
Operating income before dividing with Pro-Fac              5,589          13,699           (263)             263          19,288
Interest (expense)/income                                (21,188)          1,970              0                0         (19,218)
                                                     -----------      ----------     ----------        ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac        (15,599)         15,669           (263)             263              70
Pro-Fac share of income                                      (34)              0              0                0             (34)
                                                     -----------      ----------     ----------        ---------     -----------
(Loss)/income before taxes                               (15,633)         15,669           (263)             263              36
Tax benefit/(provision)                                    5,739          (5,633)          (120)               0             (14)
                                                     -----------      ----------     ----------        ---------     -----------
Net (loss)/income                                    $    (9,894)     $   10,036     $     (383)       $     263     $        22
                                                     ===========      ==========     ==========        =========     ===========

                                                                                   Statement of Cash Flows
                                                                          For the Quarter Ended September 23, 2000
                                                          -------------------------------------------------------------------------
                                                            Agrilink      Guarantor     Non-Guarantor    Eliminating
                                                           Foods, Inc.   Subsidiaries   Subsidiaries       Entries     Consolidated
                                                          ------------   ------------   -------------    -----------   ------------
(Dollars in Thousands)

Net (loss)/income                                          $  (9,894)    $  10,036    $     (383)     $      263        $       22
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                              7,501           149            77               0             7,727
     Amortization of goodwill and other intangible assets      2,457            57             0               0             2,514
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note            1,159             0             0               0             1,159
     Interest-in-kind on subordinated promissory note            402             0             0               0               402
     Equity in undistributed earnings of joint venture          (275)            0             0               0              (275)
     Change in working capital                               (84,711)       (9,690)          564            (263)          (94,100)
                                                           ---------     ---------    ----------      ----------        ----------
Net cash (used in)/provided by operating activities          (83,361)          552           258               0           (82,551)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 (6,940)         (650)            0               0            (7,590)
   Proceeds from disposals                                     5,050             0             3               0             5,053
   Proceeds from investment in CoBank                            976             0             0               0               976
                                                           ---------     ---------    ----------      ----------        ----------
Net cash (used in)/provided by investing activities             (914)         (650)            3               0            (1,561)

Cash flows from financing activities:
   Net proceeds from short-term debt                          93,300             0             0               0            93,300
   Payments on long-term debt                                 (6,184)            0             0               0            (6,184)
   Cash paid for debt amendments                              (1,730)            0             0               0            (1,730)
                                                           ---------     ---------    ----------      ----------        ----------
Net cash provided by financing activities                     85,386             0             0               0            85,386
Net change in cash and cash equivalents                        1,111           (98)          261               0             1,274
Cash and cash equivalents at beginning of period               4,785           209             0               0             4,994
                                                           ---------     ---------    ----------      ----------        ----------
Cash and cash equivalents at end of period                 $   5,896     $     111    $      261      $        0        $    6,268
                                                           =========     =========    ==========      ==========        ==========


NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, the Company announced restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company will record a charge against earnings of approximately $1.5 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Legal  Proceedings:  On September  25, 2001,  in the circuit  court of Multnomah
County, Oregon, Blue Line Farms commenced a class action suit against the Company, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants.

The complaint alleges (i) fraud in operating PF Acquisitions II, Inc., a former subsidiary of Pro-Fac, that conducted business under the name of AgriFrozen Foods ("AgriFrozen"); (ii) breach of fiduciary duty in operating AgriFrozen;
(iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and the Company; (vii) intentional interference with a contract against the Company; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50 million;  (v) prejudgment and  post-judgment  interest;  and
(vi) an award of costs and expenses including expert fees and attorney's fees.

Management believes this case is without merit and intends to defend vigorously its position.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-Q and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could impact the Company follow:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations, Accumulated Earnings, and Comprehensive Income in the first quarter of fiscal 2002 versus fiscal 2001.

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

The following tables illustrate the results of operations by product line for the three-month period ended September 29, 2001 and September 23, 2000.

EBITD 1, 2
(Dollars in Millions)
                                        Quarter Ended
                         ------------------------------------------
                             September 29,         September 23,
                                 2001                  2000
                         -------------------     ------------------
                                      % of                    % of
                             $        Total          $        Total
                          ------      -----       -------     -----

Vegetables                $ 10.1       47.6%      $ 17.8       60.6%
Fruits                       5.3       25.0          4.6       15.6
Snacks                       2.2       10.4          2.8        9.5
Canned Meals                 2.4       11.3          2.8        9.5
Other                        1.2        5.7          1.4        4.8
                          ------      -----       ------      ------
     Total                $ 21.2      100.0%      $ 29.4      100.0%
                          ======      =====       ======      =====

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

2 Excludes gain from pension curtailment and the restructuring charge associated with the Company's former pickle business. See NOTE 8 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                            Quarter Ended
                           ---------------------------------------------
                               September 29,           September 23,
                                   2001                    2000
                           --------------------   ----------------------
                                         % of                    % of
                               $        Total         $          Total
                           --------    --------    -------      -------

Vegetables                 $ 176.5       70.8%    $ 190.3         72.3%
Fruits                        28.3       11.4        26.4         10.0
Snacks                        22.4        9.0        22.5          8.5
Canned Meals                  12.4        5.0        13.1          5.0
Other                          9.6        3.8        11.1          4.2
                           -------      -----     --------       -----
     Total                 $ 249.2      100.0%    $ 263.4        100.0%
                           =======      =====     ========       =====

Operating Income 1, 2
(Dollars in Millions)

                                            Quarter Ended
                           ---------------------------------------------
                               September 29,           September 23,
                                   2001                    2000
                           --------------------   ----------------------
                                         % of                    % of
                               $        Total         $          Total
                            ------     --------    -------       -----

Vegetables                 $   4.5       33.8%    $   10.4        53.9%
Fruits                         4.2       31.6          3.9        20.2
Snacks                         1.5       11.3          1.7         8.8
Canned Meals                   2.2       16.5          2.5        13.0
Other                          0.9        6.8          0.8         4.1
                           -------      -----     --------      ------
     Total                 $  13.3      100.0%    $   19.3       100.0%
                           =======      =====     ========      ======


1 Excludes gain from pension curtailment and the restructuring charge associated with the Company's former pickle business. See NOTE 8 to the "Notes to Consolidated Financial Statements."

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated wit the vegetable, fruit, snacks, canned meals, and other product lines was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively, in the first quarter of fiscal 2001. See NOTE 2 to the "Notes to Consolicated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 2001 TO FIRST QUARTER FISCAL 2002

During the first quarter of fiscal 2002, net income decreased $1.3 million from the first quarter of fiscal 2001. During this same period, EBITDA declined $8.2 million, or 27.9 percent. Significant components to the earnings and EBITDA decline include unfavorable production costs from the previous year, marketing expenses associated with a new product launch, and warehousing costs due to an increase in inventory levels carried in from the prior year. While net sales showed a decline of $14.2 million or 5.4 percent during this same period, $13.1 million is associated with a co-pack agreement for canned vegetables in the Midwest. Excluding this co-pack agreement, the Company's net sales were consistent with the prior year, while the total frozen vegetable category in the 12-week period ending September 16, 2001, showed a decline of approximately 5.0 percent. In total, the Company's overall market share for the first quarter showed an improvement of 1.7 points. The Company estimates its overall market share for the 12-week period ending September 16, 2001 for frozen vegetables to be 33.7 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

While vegetable net sales decreased $13.8 million or 7.3 percent, $13.1 million is associated with the co-pack agreement highlighted above. Excluding this arrangement, vegetable net sales showed a modest decrease of $0.7 million. Improvements in the branded business of $7.2 million offset declines in the non-branded business of $7.9 million. During the first quarter, Agrilink Foods executed a price increase across all non-branded vegetable commodities to offset industry wide cost increases. This price increase resulted in a loss of volume during the quarter in the non-branded portion of the business. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing structures.

Within the branded category, the launch of Birds Eye Simply Grillin', a preseasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $4.2 million of increased net sales. In addition, net sales of Birds Eye frozen vegetables increased approximately $5.3 million. For the 12- week period ending September 16, 2001, the Birds Eye brand retail unit sales increased approximately 4.0 percent. Unit sales of the Company's largest competitor, as reported by Information Resources, Inc., decreased approximately 6.0 percent during this same time period.

Net sales for the Company's Birds Eye Voila! product line decreased $1.4 million over the first quarter of fiscal 2001. As reported by Information Resources, Inc., the entire home-meal-replacement category declined approximately 5.0 percent for the 12-week period ended September 16, 2001. Management has initiated actions to address this decline in net sales and expects improvement going forward.

EBITDA for the vegetable product line declined $7.7 million during the first quarter of fiscal 2002 as compared to the prior year. $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye Simply Grillin'. In addition, increased warehousing and production costs negatively impacted results. Management anticipates improvements in its warehousing and production costs beginning in the second quarter.

Net sales for the fruit product line increased $1.9 million, or 7.2 percent, while EBITDA increased $0.7 million, or 15.2 percent. These improvements were led by increases in branded fillings and toppings due to the timing of sales and promotional activity with several customers. In addition, the introduction of Birds Eye Squeezle-Sauz, applesauce in a tube, accounted for $1.1 million of the increase in net sales.

Net sales for the snack product line showed a modest decline of $0.1 million, or
0.4 percent. Improvements in net sales within the potato chip category were $0.7 million, while the popcorn product line decreased $0.8 million. EBITDA declined $0.6 million or 21.4 percent. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $0.7 million, or 5.3 percent, while EBITDA decreased $0.4 million, or 14.3 percent. These reductions are a result of declines in volume and timing of various marketing initiatives.

The other product line net sales, primarily represented by salad dressings, decreased $1.5 million, or 13.5 percent, while EBITDA decreased $0.2 million, or
14.3 percent. Declines in volume within the branded and club store categories accounted for the decreases experienced.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $2.6 million, or 8.5 percent, as compared with the first quarter of the prior fiscal year. The increase is primarily attributable to a $5.0 million increase in marketing expenses which, as highlighted above, was associated with the retail launch of Birds Eye Simply Grillin'. This increase was offset by a $2.2 million reduction in amortization expense from the implementation of the Statement of Financial Accounting Standard ("SFAS") No. 142. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Operating Income: Operating income, excluding non-recurring items and the implementation of SFAS No. 142, decreased from $21.5 million in the first quarter of fiscal 2001 to $13.3 million in the first quarter of fiscal 2002. This represents a decrease of $8.2 million. Declines in operating income within vegetables, snacks, and canned meals were $7.6 million, $0.3 million, and $0.5 million, respectively. The increase within fruits was $0.2 million. The other product line was consistent with the prior year. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, the Company announced restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the first quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense of $19.2 million in the first quarter of fiscal 2002 was consistent with that of the prior year. Interest expense was positively impacted by a decrease in the weighted average interest rate of 63 basis points, resulting from general interest rate reductions. However, interest expense was negatively impacted by a supplemental fee of $1.5 million required in conjunction with the Company's credit facility. See NOTE 5 of the "Notes to Consolidated Financial Statements."

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

In fiscal 2002, it is currently estimated that 90 percent of earnings on patronage products will exceed 50 percent of all pretax earnings of the Company; accordingly, the Pro-Fac (loss)/share of income has been recognized at a maximum of 50 percent of pretax (loss)/earnings of the Company.

Tax Benefit/(Provision): The benefit for income taxes increased approximately $1.0 million from the prior year as a result of the change in earnings before tax. The Company's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Net cash used in operating activities increased $41.1 million over the first quarter of the prior fiscal year. This increase primarily results from an increase in cash used to liquidate accounts payable and other accruals of $22.4 million, the most significant component of which was the payment on August 1 2001 of the remaining balance of the purchase price for AgriFrozen Foods inventory of $21.6 million. In addition, inventories increased $10.1 million as a result of the timing of crop intake, and planned increases in production as compared to the prior year. Due to weather conditions in the prior year, crop intake was significantly delayed in fiscal 2001.

Net cash used in investing activities in the first quarter of fiscal 2002 increased $0.6 million from the first quarter of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment offset by timing and a reduction of equipment purchases in fiscal 2002.

Net cash provided by financing activities increased $40.8 million. This was due to an increase in the net cash used in operating activities as described above and the decrease in payments on long-term debt associated with a $3.2 million mandatory prepayment in fiscal 2001 as a result of the sale of pickle machinery and equipment.

Borrowings: Under the Company's credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 29, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $130.9 million, (ii) there were $13.4 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding was $55.7 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2002, the Company negotiated an amendment to the covenants outlined under its credit facility. See NOTE 5 of the "Notes to Consolidated Financial Statements" for further details. As of September 29, 2001, Pro-Fac and the Company are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At September 29, 2001, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from October 2001 to May 2002. At September 29, 2001, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the first quarter of fiscal 2002, approximately $0.2 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------

Contract amounts                                     100,000,000 Pesos
Weighted average settlement exchange rate                 10.891%

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. During October 1998, the Company entered into two interest rate swap contracts under which the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. The two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract requires payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 3.82 percent as of September 29, 2001) on $150 million notional amount of indebtedness. The Company has a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 3.82 percent as of September 29, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified into interest expense over the life of the hedge. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At September 29, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts, an immaterial after-tax loss, was reported in earnings.

The following is a summary of the Company's interest rate swap agreements:

                                                       September 29, 2001
                                                      ---------------------
Interest Rate Swap:
Variable to Fixed - notional amount                       $250 million
Average pay rate                                          4.96 - 5.32%
Average receive rate                                  Floating rate - 3.82%
Maturities through                                        October 2001

In anticipation of the expiration of the interest rate swap contracts outlined above, the Company entered into an interest rate cap agreement with a major financial institution on September 27, 2001. The Company designates this interest rate cap contract as a cash flow hedge. The cap agreement is for a period of two years, effective October 5, 2001, and covers $250 million in variable rate debt and protects against three-month LIBOR rates exceeding 5 percent. Approximately 61 percent of the Company's underlying debt will be hedged with this cap. In return for the cap, the Company paid a one-time fee of approximately $0.6 million that will be marked to market over the life of the interest rate cap. Changes in the cap's fair value will be deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes the Company's interest rate cap:

                                                September 29, 2001
                                            ---------------------------

Notional amount                                    $250,000,000
Premium paid                                         $638,000
Cap rate                                               5.0%
Index                                              3-Month LIBOR
Term                                        October 2001 - October 2003

OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, the Company announced restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company will record a charge against earnings of approximately $1.5 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million.

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

For the 2001 crop season, dry weather conditions in the Company's New York and Midwest growing regions may negatively impact production costs. Management has initiated pricing actions and cost reduction initiatives in order to fully offset any crop-related production cost increases; however, the effect of the 2001 growing season on fiscal 2002 financial results cannot be estimated until late 2001 or early calendar 2002 when harvesting is complete and when local and national supplies can be determined.

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

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit against the Company, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants.

The complaint alleges (i) fraud in operating AgriFrozen, a former subsidiary of Pro-Fac; (ii) breach of fiduciary duty in operating AgriFrozen; (iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and the Company; (vii) intentional interference with a contract against the Company; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50 million;  (v) prejudgment and  post-judgment  interest;  and
(vi) an award of costs and expenses including expert fees and attorney's fees.

Management believes this case is without merit and intends to defend vigorously its position.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                Exhibit Number                                       Description
                --------------     ------------------------------------------------------------------------------------------

                     10.1          Amendment  to  Agrilink  Foods,  Inc.  Master  Salaried  Retirement  Plan (filed herewith).


                     99.1          Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period
                                   Ended September 29, 2001.

     (b) Reports on Form 8-K:

         On September 13, 2001, the Company filed a report on Form 8-K to report on financial information presented to attendees of Pro-Fac
         Cooperative's regional year-end meetings for members and to participants of Agrilink Foods' year-end investor conference call.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AGRILINK FOODS, INC.



Date: November 13, 2001                By:/s/       Earl L. Powers
      -----------------                   -----------------------------------
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