Form 10-Q
period 2001-12-29
AGRILINK FOODS INC
filed 2002-02-07
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q



       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

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

        Registrant's Telephone Number, Including Area Code (585) 383-1850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 2, 2002.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                  -------------------------------   -------------------------------
                                                                  December 29,      December 23,    December 29,      December 23,
                                                                        2001            2000             2001              2000
                                                                  ---------------   --------------  --------------    -------------

Net sales                                                          $  294,549        $  327,330      $  543,781        $  590,721
Cost of sales                                                        (223,886)         (265,164)       (427,248)         (479,270)
                                                                   ----------        ----------      ----------        ----------
Gross profit                                                           70,663            62,166         116,533           111,451
Selling, administrative, and general expense                          (30,927)          (30,283)        (63,766)          (60,555)
Restructuring                                                          (1,572)                0          (2,622)                0
Gain from pension curtailment                                               0                 0           2,472                 0
Income from joint venture                                                 950               949           1,198             1,224
                                                                   ----------        ----------      ----------        ----------
Operating income before dividing with Pro-Fac                          39,114            32,832          53,815            52,120
Interest expense                                                      (16,479)          (20,270)        (35,692)          (39,488)
                                                                   ----------        ----------      ----------        ----------
Pretax income before dividing with Pro-Fac                             22,635            12,562          18,123            12,632
Pro-Fac share of income                                               (11,318)           (6,281)         (9,062)           (6,316)
                                                                   ----------        ----------      ----------        ----------
Income before taxes                                                    11,317             6,281           9,061             6,316
Tax provision                                                          (4,979)           (2,678)         (3,985)           (2,691)
                                                                   ----------        ----------      ----------        ----------
Net income                                                              6,338             3,603           5,076             3,625
Accumulated earnings at beginning of period                             2,809             4,022           4,071             4,000
                                                                   ----------        ----------      ----------        ----------
Accumulated earnings at end of period                              $    9,147        $    7,625      $    9,147        $    7,625
                                                                   ==========        ==========      ==========        ==========

Net income                                                         $    6,338        $    3,603      $    5,076        $    3,625
Other comprehensive income:
   Unrealized gain/(loss) on hedging activity, net of taxes                66            (1,414)           (374)              890
                                                                   ----------        ----------      ----------        ----------
Comprehensive income                                               $    6,404        $   $2,189      $    4,702        $    4,515
                                                                   ==========        ==========      ==========        ==========

Accumulated other comprehensive (loss)/
   income at beginning of period                                   $     (395)       $    1,779      $       45        $     (525)
Unrealized gain/(loss) on hedging activity, net of taxes                   66            (1,414)           (374)              890
                                                                   ----------        ----------      ----------        ----------
Accumulated other comprehensive (loss)/
   income at end of period                                         $     (329)       $     $365      $     (329)       $      365
                                                                   ==========        ==========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                                                                     December 29,       June 30,       December 23,
                                                                                        2001              2001             2000
                                                                                     -----------        ----------     -----------
                                                                                     (Unaudited)                       (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $    5,913        $    7,656      $    5,761
   Accounts receivable trade, net                                                         86,188            85,543         120,399
   Accounts receivable, co-pack activity and other                                        13,425             7,949          14,165
   Income taxes refundable                                                                     0               272               0
   Current deferred tax asset                                                              2,202             2,202          11,552
   Inventories                                                                           388,745           313,856         360,450
   Current investment in CoBank                                                            1,333             3,998             976
   Prepaid manufacturing expense                                                           3,686            22,427           3,976
   Prepaid expenses and other current assets                                              18,683            19,603          19,713
   Due from Pro-Fac Cooperative, Inc.                                                          0               245               0
                                                                                      ----------        ----------      ----------
       Total current assets                                                              520,175           463,751         536,992
Investment in CoBank                                                                      10,660            10,660          15,893
Investment in joint venture                                                                9,117             8,018           8,000
Property, plant and equipment, net                                                       297,343           305,531         309,516
Assets held for sale at net realizable value                                                 120               120             339
Goodwill                                                                                  53,914            53,914          54,931
Intangible assets, net                                                                   194,271           194,863         198,749
Other assets                                                                              24,006            24,014          26,197
Note receivable due from Pro-Fac Cooperative, Inc.                                         9,400             9,400           9,400
                                                                                      ----------        ----------      ----------
       Total assets                                                                   $1,119,006        $1,070,271      $1,160,017
                                                                                      ==========        ==========      ==========





                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                      $  114,800        $        0      $  103,700
   Current portion of obligations under capital leases                                       316               316             218
   Current portion of long-term debt                                                      15,560            15,599          16,596
   Accounts payable                                                                       31,552           117,851          46,727
   Income taxes payable                                                                    5,117                 0           3,597
   Accrued interest                                                                       11,640             9,253           7,194
   Accrued employee compensation                                                           9,031            10,081           8,157
   Other accrued expenses                                                                 52,498            49,347          67,172
   Due to Pro-Fac Cooperative, Inc.                                                        8,600                 0          22,949
                                                                                      ----------        ----------      ----------
       Total current liabilities                                                         249,114           202,447         276,310
Obligations under capital leases                                                             571               571             520
Long-term debt                                                                           629,419           631,128         637,304
Deferred income tax liabilities                                                           26,376            26,376          32,262
Other non-current liabilities                                                             28,492            29,417          29,928
                                                                                      ----------        ----------      ----------
       Total liabilities                                                                 933,972           889,939         976,324
                                                                                      ----------        ----------      ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares authorized, issued and outstanding, owned by Pro-Fac Cooperative, Inc.      0                 0               0
   Additional paid-in capital                                                            176,216           176,216         175,703
   Accumulated earnings                                                                    9,147             4,071           7,625
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                     244               618             890
     Minimum pension liability adjustment                                                   (573)             (573)           (525)
                                                                                      ----------        ----------      ----------
         Total shareholder's equity                                                      185,034           180,332         183,693
                                                                                      ----------        ----------      ----------
       Total liabilities and shareholder's equity                                     $1,119,006        $1,070,271      $1,160,017
                                                                                      ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                            Six Months Ended
                                                                                                 ----------------------------------
                                                                                                 December 29,         December 23,
                                                                                                      2001                 2000
                                                                                                 --------------       -------------
Cash Flows From Operating Activities:
   Net income                                                                                      $    5,076           $    3,625
   Adjustments to reconcile net income to net cash used in operating activities -
     Depreciation                                                                                      15,376               15,244
     Amortization of goodwill and certain intangible assets                                               592                4,964
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note                                                     2,790                2,404
     Interest in-kind on subordinated promissory note                                                     434                  814
     Equity in undistributed earnings of joint venture                                                 (1,099)              (1,224)
     Change in assets and liabilities:
       Accounts receivable                                                                             (6,121)             (29,210)
       Inventories and prepaid manufacturing expense                                                  (56,148)             (48,833)
       Income taxes refundable/(payable)                                                                  272               10,928
       Accounts payable and other accrued expenses                                                    (76,694)             (51,471)
       Due to Pro-Fac Cooperative, Inc.                                                                 8,845               13,808
       Other assets and liabilities, net                                                                 (463)                (712)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                (107,140)             (79,663)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                           (7,363)             (13,950)
   Proceeds from disposals                                                                                 36                5,068
   Proceeds from investment in CoBank                                                                   2,665                1,951
                                                                                                   ----------           ----------
Net cash used in investing activities                                                                  (4,662)              (6,931)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                      114,800               98,000
   Payments on long-term debt                                                                          (3,047)              (8,932)
   Cash paid in conjunction with debt amendment                                                        (1,694)              (1,707)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                             110,059               87,361
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                (1,743)                 767
Cash and cash equivalents at beginning of period                                                        7,656                4,994
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    5,913           $    5,761
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter and six months ended December 29, 2001 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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

In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. Accordingly, during the second quarter and first six months of fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales. Total promotions and slotting fees were $39.9 million and $49.4 million in the second quarter of fiscal 2002 and 2001, respectively, and $69.9 million and $80.6 million in the first six months of fiscal 2002 and 2001, respectively. The adoption of EITF 00-25 did not impact the Company's profitability.

In July 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the second quarter and first six months of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $3.1 million and $2.7 million in the second quarter of fiscal 2002 and 2001, respectively, and $4.8 and $4.7 million in the first six months of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Company's profitability.

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                          December 29,        June 30,          December 23,
                                              2001              2001                2000
                                          ------------       ----------         ------------
Amortized intangibles:
   Covenants not to compete                $    2,478        $    2,478          $   2,478
   Other                                       12,000            12,000             12,000
     Less:  accumulated amortization           (2,604)           (2,012)            (1,433)
                                           ----------        ----------          ---------
   Amortized intangibles, net                  11,874            12,466             13,045
Unamortized intangibles:
     Trademarks, net                          182,397           182,397            185,704
                                           ----------        ----------          ---------
Total intangible assets                    $  194,271        $  194,863          $ 198,749
                                           ==========        ==========          =========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended December 29, 2001 and $0.6 million for the six months ended December 29, 2001. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003            $1,103
2004               915
2005               891
2006               891
2007               760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 for the second quarter and six months ended December 29, 2001 is provided below:


                                                          Three Months Ended                         Six Months Ended
                                                   --------------------------------           ------------------------------
                                                   December 29,        December 23,           December 29,      December 23,
                                                        2001               2000                   2001               2000
                                                   ------------       -------------           -------------     ------------
(Dollars in Thousands)

Reported net income                                  $  6,338          $   3,603               $   5,076          $   3,625
Addback:  goodwill amortization (net of taxes)              0              1,236                       0          2,510
                                                     --------          ---------               ---------          ---------
Adjusted net income                                  $  6,338          $   4,839               $   5,076          $   6,135
                                                     ========          =========               =========          =========

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

Under the Agreement, the Company is required to have on its board of directors individuals who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the Agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income is paid to Pro-

Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

Amounts received by Pro-Fac from Agrilink Foods for the six months ended December 29, 2001 and December 23, 2000 include: commercial market value of crops delivered $66.6 million and $66.9 million, respectively; and additional proceeds from profit sharing provisions, $9.1 million and $6.3 million, respectively.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                December 29,       June 30,       December 23,
                                    2001             2001             2000
                                ------------      ----------      ------------

Finished goods                   $  363,190       $  279,991       $ 331,488
Raw materials and supplies           25,555           33,865          28,962
                                 ----------       ----------       ---------
   Total inventories             $  388,745       $  313,856       $ 360,450
                                 ==========       ==========       =========

NOTE 5.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                              December 29,        June 30,       December 23,
                                  2001             2001             2000
                              ------------      ----------      ------------

Term Loan Facility            $  408,900        $  411,600       $ 419,700
Senior Subordinated Notes        200,015           200,015         200,015
Subordinated Promissory Note      30,958            29,660          27,682
Other                              5,106             5,452           6,503
                              ----------        ----------       ---------
Total Debt                       644,979           646,727         653,900
Less Current Portion             (15,560)          (15,599)        (16,596)
                              ----------        ----------       ---------
Total Long-Term Debt          $  629,419        $  631,128       $ 637,304
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

In August 2001, Agrilink Foods negotiated an amendment to the covenants. In conjunction with this amendment, Agrilink Foods incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the credit facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.

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

NOTE 6. OPERATING SEGMENTS

The  Company  is  organized  by  product  line for  management  reporting,  with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                      Three Months Ended                Six Months Ended
                                                -----------------------------   -------------------------------
                                                December 29,     December 23,     December 29,     December 23,
                                                   2001              2000             2001             2000
                                                -------------    ------------     ------------     ------------
Net Sales:
   Vegetables                                    $  210.7         $   236.4        $  387.2         $   426.7
   Fruits                                            41.3              44.0            69.6              70.4
   Snacks                                            21.8              22.2            44.2              44.7
   Canned Meals                                      11.9              14.8            24.3              27.9
   Other                                              8.9               9.9            18.5              21.0
                                                 --------         ---------        --------         ---------
       Total                                     $  294.6         $   327.3        $  543.8         $   590.7
                                                 ========         =========        ========         =========

Operating income: 1
   Vegetables 2                                   $   27.2         $    20.8        $   31.7         $    31.2
   Fruits                                             8.7               7.5            12.9              11.4
   Snacks                                             1.7               1.9             3.2               3.6
   Canned Meals                                       2.2               2.2             4.4               4.7
   Other                                              0.9               0.4             1.8               1.2
                                                 --------         ---------        --------         ---------
       Total                                         40.7              32.8            54.0              52.1
Restructuring                                        (1.6)              0.0            (2.7)              0.0
Gain from pension curtailment                         0.0               0.0             2.5               0.0
                                                 --------         ---------        --------         ---------
Operating income before dividing with Pro-Fac        39.1              32.8            53.8              52.1
Interest expense                                    (16.5)            (20.2)          (35.7)            (39.5)
                                                 --------         ---------        --------         ---------
Pretax income before dividing with Pro-Fac       $   22.6         $    12.6        $   18.1         $    12.6
                                                 ========         =========        ========         =========

1 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending December 23, 2000 was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively, and $3.4 million, $0.1 million, $0.2 million, $0.4 million, and $0.3 million, respectively for the six months ending December 23, 2000.

2 The Company's investment in Great Lakes Kraut Company contributed earnings in the vegetable product line of $1.0 million and $0.9 million for the three months ended December 29, 2001 and December 23, 2000, respectively, and $1.2 million and $1.2 million for the six months ended December 29, 2001 and December 23, 2000, respectively.

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

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-Q. Presented below is condensed consolidating financial information for (i) Agrilink Foods, (ii) the Subsidiary Guarantors, and (iii) non-guarantor subsidiaries as of and for the quarter and six months ended December 29, 2001 and December 23, 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Company and guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.



                                                                                    Balance Sheet
                                                                                  December 29, 2001
                                                     -------------------------------------------------------------------------------
                                                        Agrilink      Subsidiary   Non-Guarantor     Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries        Entries       Consolidated
                                                     -------------    ----------   -------------     -----------     ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     5,429      $      157     $      327       $         0     $     5,913
   Accounts receivable, net                               96,694           2,849             70                 0          99,613
   Inventories -
     Finished goods                                      362,684             224            282                 0         363,190
     Raw materials and supplies                           24,834             568            153                 0          25,555
                                                     -----------      ----------     ----------       -----------     -----------
       Total inventories                                 387,518             792            435                 0         388,745

   Other current assets                                   25,302             163            439                 0          25,904
                                                     -----------      ----------     ----------       -----------     -----------

       Total current assets                              514,943           3,961          1,271                 0         520,175

   Property, plant and equipment, net                    289,736           4,092          3,515                 0         297,343
   Investment in subsidiaries                            315,858               0              0          (315,858)              0
   Goodwill and other intangible assets, net              53,335         194,850              0                 0         248,185
   Other assets                                           53,076         118,577              0          (118,350)         53,303
                                                     -----------      ----------     ----------       -----------     -----------

       Total assets                                  $ 1,226,948      $  321,480     $    4,786       $  (434,208)    $ 1,119,006
                                                     ===========      ==========     ==========       ===========     ===========


Liabilities and Shareholder's Equity
   Notes payable                                     $   114,800      $        0     $        0       $         0     $   114,800
   Current portion of long-term debt                      15,560               0              0                 0          15,560
   Accounts payable                                       30,135             894            523                 0          31,552
   Accrued interest                                       11,640               0              0                 0          11,640
   Intercompany loans                                        419            (271)          (148)                0               0
   Other current liabilities                              66,152           8,514            896                 0          75,562
                                                     -----------      ----------     ----------       -----------     -----------
       Total current liabilities                         238,706           9,137          1,271                 0         249,114

   Long-term debt                                        629,419               0              0                 0         629,419
   Other non-current liabilities                         173,789               0              0          (118,350)         55,439
                                                     -----------      ----------     ----------       -----------     -----------

       Total liabilities                               1,041,914           9,137          1,271          (118,350)        933,972

   Shareholder's equity                                  185,034         312,343          3,515          (315,858)        185,034
                                                     -----------      ----------     ----------       -----------     -----------

       Total liabilities and shareholder's equity    $ 1,226,948      $  321,480     $    4,786       $  (434,208)    $ 1,119,006
                                                     ===========      ==========     ==========       ===========     ===========


                                                                               Statement of Operations
                                                                     For the Six Months Ended December 29, 2001
                                                     ----------------------------------------------------------------------------
                                                        Agrilink      Subsidiary   Non-Guarantor     Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries        Entries       Consolidated
                                                     -------------    ----------   -------------     -----------     ------------
(Dollars in Thousands)

Net sales                                            $   535,761      $    8,020     $    7,821        $  (7,821)      $ 543,781
Cost of sales                                           (421,770)         (5,478)        (7,631)           7,631        (427,248)
                                                     -----------      ----------     ----------        ---------       ---------
Gross profit                                             113,991           2,542            190             (190)        116,533
Selling, administrative, and general expenses            (93,947)         (1,781)             0           31,962         (63,766)
Other (expense)/income                                      (150)         31,962            214          (32,176)           (150)
Income from joint venture                                  1,198               0              0                0           1,198
                                                     -----------      ----------     ----------        ---------       ---------
Operating income before dividing with Pro-Fac             21,092          32,723            404             (404)         53,815
Interest (expense)/income                                (40,976)          5,284              0                0         (35,692)
                                                     -----------      ----------     ----------        ---------       ---------
Pretax (loss)/income before dividing with Pro-Fac        (19,884)         38,007            404             (404)         18,123
Pro-Fac share of income                                   (9,062)              0              0                0          (9,062)
                                                     -----------      ----------     ----------        ---------       ---------
(Loss)/income before taxes                               (28,946)         38,007            404             (404)          9,061
Tax benefit/(provision)                                    9,771         (13,503)          (253)               0          (3,985)
                                                     -----------      ----------     ----------        ---------       ---------
Net (loss)/income                                    $   (19,175)     $   24,504     $      151        $    (404)      $   5,076
                                                     ===========      ==========     ==========        =========       =========

                                                                               Statement of Operations
                                                                       For the Quarter Ended December 29, 2001
                                                     ----------------------------------------------------------------------------
                                                        Agrilink      Subsidiary   Non-Guarantor     Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries        Entries       Consolidated
                                                     -------------    ----------   -------------     -----------     ------------

(Dollars in Thousands)

Net sales                                            $   290,774      $    3,775     $    5,255        $  (5,255)     $  294,549
Cost of sales                                           (221,295)         (2,591)        (4,912)           4,912        (223,886)
                                                     -----------      ----------     ----------        ---------      ----------
Gross profit                                              69,479           1,184            343             (343)         70,663
Selling, administrative, and general expenses            (48,667)         (1,054)             0           18,794         (30,927)
Other (expense)/income                                    (1,572)         18,794            192          (18,986)         (1,572)
Income from joint venture                                    950               0              0                0             950
                                                     -----------      ----------     ----------        ---------      ----------
Operating income before dividing with Pro-Fac             20,190          18,924            535             (535)         39,114
Interest (expense)/income                                (19,131)          2,652              0                0         (16,479)
                                                     -----------      ----------     ----------        ---------      ----------
Pretax (loss)/income before dividing with Pro-Fac          1,059          21,576            535             (535)         22,635
Pro-Fac share of income                                  (11,318)              0              0                0         (11,318)
                                                     -----------      ----------     ----------        ---------      ----------
(Loss)/income before taxes                               (10,259)         21,576            535             (535)         11,317
Tax benefit/(provision)                                    2,813          (7,666)          (126)               0          (4,979)
                                                     -----------      ----------     ----------        ---------      ----------
Net (loss)/income                                    $    (7,446)     $   13,910     $      409        $    (535)     $    6,338
                                                     ===========      ==========     ==========        =========      ==========




                                                                                   Statement of Cash Flows
                                                                         For the Six Months Ended December 29, 2001
                                                           -----------------------------------------------------------------------
                                                             Agrilink    Subsidiary    Non-Guarantor    Eliminating
                                                            Foods, Inc.  Guarantors    Subsidiaries       Entries     Consolidated
                                                           ------------  ----------    -------------    -----------   ------------
(Dollars in Thousands)

Net (loss)/income                                          $   (19,175)   $  24,504    $      151     $     (404)     $     5,076
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                               14,952          272           152              0           15,376
     Amortization of goodwill and other intangible assets          217          375             0              0              592
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note              2,790            0             0              0            2,790
     Interest-in-kind on subordinated promissory note              434            0             0              0              434
     Equity in undistributed earnings of joint venture          (1,099)           0             0              0           (1,099)
     Change in working capital                                (105,723)     (25,015)           25            404         (130,309)
                                                           -----------    ---------    ----------     ----------      -----------
Net cash (used in)/provided by operating activities           (107,604)         136           328              0         (107,140)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                   (7,351)           0           (12)             0           (7,363)
   Proceeds from disposals                                          36            0             0              0               36
   Proceeds from investment in CoBank                            2,665            0             0              0            2,665
                                                           -----------    ---------    ----------     ----------      -----------
Net cash used in investing activities                           (4,650)           0           (12)             0           (4,662)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt               114,800            0             0              0          114,800
   Payments on long-term debt                                   (3,047)           0             0              0           (3,047)
   Cash paid for debt amendments                                (1,694)           0             0              0           (1,694)
                                                           -----------    ---------    ----------     ----------      -----------
Net cash provided by financing activities                      110,059            0             0              0          110,059
Net change in cash and cash equivalents                         (2,195)         136           316              0           (1,743)
Cash and cash equivalents at beginning of period                 7,624           21            11              0            7,656
                                                           -----------    ---------    ----------     ----------      -----------
Cash and cash equivalents at end of period                 $     5,429    $     157    $      327     $        0      $     5,913
                                                           ===========    =========    ==========     ==========      ===========

                                                                                Balance Sheet
                                                                             December 23, 2000
                                                     ----------------------------------------------------------------------------
                                                       Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                      Foods, Inc.    Guarantors    Subsidiaries         Entries      Consolidated
                                                     ------------    ----------    -------------      -----------    ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     4,893      $      144     $      724        $         0     $     5,761
   Accounts receivable, net                              132,053           2,473             38                  0         134,564
   Inventories -
     Finished goods                                      330,912             371            205                  0         331,488
     Raw materials and supplies                           28,340             487            135                  0          28,962
                                                     -----------      ----------     ----------        -----------     -----------
       Total inventories                                 359,252             858            340                  0         360,450

   Other current assets                                   35,698              90            429                  0          36,217
                                                     -----------      ----------     ----------        -----------     -----------

       Total current assets                              531,896           3,565          1,531                  0         536,992

   Property, plant and equipment, net                    302,678           3,112          3,726                  0         309,516
   Investment in subsidiaries                            322,742               0              0           (322,742)              0
   Goodwill and other intangible assets, net              49,093         204,587              0                  0         253,680
   Other assets                                           59,636         117,536              0           (117,343)         59,829
                                                     -----------      ----------     ----------        -----------     -----------

       Total assets                                  $ 1,266,045      $  328,800     $    5,257        $  (440,085)    $ 1,160,017
                                                     ===========      ==========     ==========        ===========     ===========

Liabilities and Shareholder's Equity
   Notes payable                                     $   103,700      $        0     $        0        $         0     $   103,700
   Current portion of long-term debt                      16,596               0              0                  0          16,596
   Accounts payable                                       45,031           1,279            417                  0          46,727
   Accrued interest                                        7,194               0              0                  0           7,194
   Intercompany loans                                     (1,242)            456            786                  0               0
   Other current liabilities                              93,716           7,643            734                  0         102,093
                                                     -----------      ----------     ----------        -----------     -----------
       Total current liabilities                         264,995           9,378          1,937                  0         276,310

   Long-term debt                                        637,304               0              0                  0         637,304
   Other non-current liabilities                         180,053               0              0           (117,343)         62,710
                                                     -----------      ----------     ----------        -----------     -----------

       Total liabilities                               1,082,352           9,378          1,937           (117,343)        976,324

   Shareholder's equity                                  183,693         319,422          3,320           (322,742)        183,693
                                                     -----------      ----------     ----------        -----------     -----------

       Total liabilities and shareholder's equity    $ 1,266,045      $  328,800     $    5,257        $  (440,085)    $ 1,160,017
                                                     ===========      ==========     ==========        ===========     ===========




                                                                               Statement of Operations
                                                                     For the Six Months Ended December 23, 2000
                                                     ----------------------------------------------------------------------------
                                                       Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                      Foods, Inc.    Guarantors    Subsidiaries         Entries      Consolidated
                                                     ------------    ----------    -------------      -----------    ------------
(Dollars in Thousands)

Net sales                                            $   582,836      $    7,885     $    8,532        $  (8,532)    $   590,721
Cost of sales                                           (474,443)         (4,827)        (8,289)           8,289        (479,270)
                                                     -----------      ----------     ----------        ---------     -----------
Gross profit                                             108,393           3,058            243             (243)        111,451
Selling, administrative, and general expenses            (88,588)         (4,922)           (26)          32,981         (60,555)
Other income/(expense)                                         0          32,981            441          (33,422)              0
Income from joint venture                                  1,224               0              0                0           1,224
                                                     -----------      ----------     ----------        ---------     -----------
Operating income before dividing with Pro-Fac             21,029          31,117            658             (684)         52,120
Interest (expense)/income                                (43,916)          4,428              0                0         (39,488)
                                                     -----------      ----------     ----------        ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac        (22,887)         35,545            658             (684)         12,632
Pro-Fac share of income                                   (6,316)              0              0                0          (6,316)
                                                     -----------      ----------     ----------        ---------     -----------
(Loss)/income before taxes                               (29,203)         35,545            658             (684)          6,316
Tax benefit/(provision)                                   10,328         (12,783)          (236)               0          (2,691)
                                                     -----------      ----------     ----------        ---------     -----------
Net (loss)/income                                    $   (18,875)     $   22,762     $      422        $    (684)    $     3,625
                                                     ===========      ==========     ==========        =========     ===========


                                                                               Statement of Operations
                                                                       For the Quarter Ended December 23, 2000
                                                     ----------------------------------------------------------------------------
                                                       Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                      Foods, Inc.    Guarantors    Subsidiaries         Entries      Consolidated
                                                     ------------    ----------    -------------      -----------    ------------
(Dollars in Thousands)

Net sales                                            $   323,606      $    3,724     $    5,697        $  (5,697)    $   327,330
Cost of sales                                           (262,841)         (2,323)        (5,166)           5,166        (265,164)
                                                     -----------      ----------     ----------        ---------     -----------
Gross profit                                              60,765           1,401            531             (531)         62,166
Selling, administrative, and general expenses            (48,033)         (2,440)           (26)          20,216         (30,283)
Other income/(expense)                                         0          20,216            416          (20,632)              0
Income from joint venture                                    949               0              0                0             949
                                                     -----------      ----------     ----------        ---------     -----------
Operating income before dividing with Pro-Fac             13,681          19,177            921             (947)         32,832
Interest (expense)/income                                (22,728)          2,458              0                0         (20,270)
                                                     -----------      ----------     ----------        ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac         (9,047)         21,635            921             (947)         12,562
Pro-Fac share of income                                   (6,281)              0              0                0          (6,281)
                                                     -----------      ----------     ----------        ---------     -----------
(Loss)/income before taxes                               (15,328)         21,635            921             (947)          6,281
Tax benefit/(provision)                                    5,221          (7,783)          (116)               0          (2,678)
                                                     -----------      ----------     ----------        ---------     -----------
Net (loss)/income                                    $   (10,107)     $   13,852     $      805        $    (947)    $     3,603
                                                     ===========      ==========     ==========        =========     ===========


                                                                                   Statement of Cash Flows
                                                                         For the Six Months Ended December 23, 2000
                                                           ------------------------------------------------------------------------
                                                             Agrilink    Subsidiary    Non-Guarantor    Eliminating
                                                            Foods, Inc.  Guarantors     Subsidiaries      Entries      Consolidated
                                                           ------------  ----------   ----------------   ------------  ------------
(Dollars in Thousands)

Net (loss)/income                                          $  (18,875)    $  22,762    $      422       $     (684)     $     3,625
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                              14,793           298           153                0           15,244
     Amortization of goodwill and other intangible assets       1,311         3,653             0                0            4,964
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note             2,404             0             0                0            2,404
     Interest-in-kind on subordinated promissory note             814             0             0                0              814
     Equity in undistributed earnings of joint venture         (1,224)            0             0                0           (1,224)
     Change in working capital                                (81,129)      (25,264)          219              684         (105,490)
                                                           ----------     ---------    ----------       ----------      -----------
Net cash (used in)/provided by operating activities           (81,906)        1,449           794                0          (79,663)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 (12,363)       (1,514)          (73)               0          (13,950)
   Proceeds from disposals                                      5,065             0             3                0            5,068
   Proceeds from investment in CoBank                           1,951             0             0                0            1,951
                                                           ----------     ---------    ----------       ----------      -----------
Net cash used in investing activities                          (5,347)       (1,514)          (70)               0           (6,931)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt               98,000             0             0                0           98,000
   Payments on long-term debt                                  (8,932)            0             0                0           (8,932)
   Cash paid for debt amendments                               (1,707)            0             0                0           (1,707)
                                                           ----------     ---------    ----------       ----------      -----------
Net cash provided by financing activities                      87,361             0             0                0           87,361
Net change in cash and cash equivalents                           108           (65)          724                0              767
Cash and cash equivalents at beginning of period                4,785           209             0                0            4,994
                                                           ----------     ---------    ----------       ----------      -----------
Cash and cash equivalents at end of period                 $    4,893     $     144    $      724       $        0      $     5,761
                                                           ==========     =========    ==========       ==========      ===========

NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 9 months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

Gain from Pension Curtailment: In September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the second quarter and first six months of fiscal 2002 versus such periods in fiscal 2001.

Agrilink Foods, Inc. ("Agrilink Foods" or the "Company") has four primary product lines: Vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and, Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley.

The following tables illustrate the results of operations by product line for the three- and six-month periods ended December 29, 2001 and December 23, 2000.

EBITDA1, 2
(Dollars in Millions)
                                 Three Months Ended                               Six Months Ended
                     ------------------------------------------      -------------------------------------------
                         December 29,          December 23,             December 29,             December 23,
                             2001                  2000                     2001                     2000
                     -------------------     ------------------      -------------------     -------------------
                                  % of                   % of                     % of                     % of
                         $        Total          $        Total          $        Total          $         Total
                     ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables            $ 33.0       67.8%     $  28.3      66.0%      $  43.1      61.7%       $ 46.1       63.8%
Fruits                   9.9       20.3          8.1      18.9          15.2      21.7          12.7       17.6
Snacks                   2.3        4.7          2.8       6.5           4.5       6.4           5.6        7.7
Canned Meals             2.4        4.9          2.7       6.3           4.8       6.9           5.5        7.6
Other                    1.1        2.3          1.0       2.3           2.3       3.3           2.4        3.3
                      ------      -----      -------     -----       -------     -----        ------      -----
     Total            $ 48.7      100.0%     $  42.9     100.0%      $  69.9     100.0%       $ 72.3      100.0%
                      ======      =====      =======     =====       =======     =====        ======      =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac, and before interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Excludes gain from pension curtailment and restructuring charges. See NOTE 8 to the "Notes to Consolidated Financial Statements."


Net Sales
(Dollars in Millions)

                              Three Months Ended                               Six Months Ended
                  ------------------------------------------      -------------------------------------------
                      December 29,          December 23,             December 29,             December 23,
                          2001                  2000                     2001                     2000
                  -------------------     ------------------      -------------------     -------------------
                               % of                   % of                     % of                     % of
                      $        Total          $        Total          $        Total          $         Total
                  ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables         $ 210.7     71.6%      $  236.4     72.3%      $ 387.2       71.2%     $  426.7      72.2%
Fruits                41.3     14.0           44.0     13.4          69.6       12.8          70.4      11.9
Snacks                21.8      7.4           22.2      6.8          44.2        8.1          44.7       7.6
Canned Meals          11.9      4.0           14.8      4.5          24.3        4.5          27.9       4.7
Other                  8.9      3.0            9.9      3.0          18.5        3.4          21.0       3.6
                   -------    -----       --------    -----      --------     ------      --------     -----
     Total         $ 294.6    100.0%      $  327.3    100.0%      $ 543.8      100.0%     $  590.7     100.0%
                   =======    =====       ========    =====       ========     ======     ========     =====

Operating Income1, 2
(Dollars in Millions)

                                  Three Months Ended                               Six Months Ended
                      ------------------------------------------      -------------------------------------------
                          December 29,          December 23,             December 29,             December 23,
                              2001                  2000                     2001                     2000
                      -------------------     ------------------      -------------------     -------------------
                                   % of                    % of                    % of                     % of
                          $        Total          $        Total           $       Total          $         Total
                      --------    --------    ----------   ------      ---------   -----       --------     ------

Vegetables            $ 27.2       66.8%      $  20.8       63.4%       $ 31.7     58.8%        $ 31.2      59.9%
Fruits                   8.7       21.4           7.5       22.9          12.9     23.9           11.4      21.9
Snacks                   1.7        4.2           1.9        5.8           3.2      5.9            3.6       6.9
Canned Meals             2.2        5.4           2.2        6.7           4.4      8.1            4.7       9.0
Other                    0.9        2.2           0.4        1.2           1.8      3.3            1.2       2.3
                      ------      -----       -------      -----       -------    -----         ------     -----
     Total            $ 40.7      100.0%      $  32.8      100.0%      $  54.0    100.0%        $ 52.1     100.0%
                      ======      =====       =======      =====       =======    =====         ======     =====

1    Excludes the gain from pension curtailment and restructuring  charges.  See
     NOTE 8 to the "Notes to Consolidated Financial Statements."

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending December 23, 2000 was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively, and $3.4 million, $0.1 million, $0.2 million, $0.4 million, and $0.3 million, respectively for the six months ending December 23, 2000.

      CHANGES FROM SECOND QUARTER FISCAL 2001 TO SECOND QUARTER FISCAL 2002

Excluding the restructuring charge (net of taxes) in fiscal 2002, net income increased $3.6 million from the second quarter of fiscal 2001. During this same period, EBITDA, excluding non-recurring items, increased $5.8 million, or 13.5 percent. The positive results in the second quarter of fiscal 2002 were primarily attributable to recently implemented price increases and improvements achieved in production costs. EBITDA was, however, negatively impacted by additional warehousing costs due to an increase in inventory levels. Net sales declined $32.7 million or 10.0 percent during this same period, of which $8.4 million is associated with a co-pack agreement for canned vegetables in the Midwest. Excluding this co-pack agreement, the Company's net sales declined $24.3 million due primarily to overall market declines and increased competitive pressure in the frozen vegetable category. The total frozen vegetable category for the 12-week period ending January 6, 2002 showed a decline of approximately 8 percent. The Company's overall market share for the second quarter, however, only showed a decline of 0.1 points. The Company estimates its overall market share for the 12-week period ending January 6, 2002 for frozen vegetables to be
31.7 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

EBITDA for the vegetable product line increased $4.7 million or 16.6 percent during the second quarter of fiscal 2002. This improvement in profitability results from management's focus on pricing improvement and reductions in production costs. Vegetable net sales, excluding the co-pack agreement highlighted above, have, however, decreased $17.3 million in the second quarter of fiscal 2002 as compared to the prior year. Management attributes this decline to overall market declines and competitive actions.

Within the branded category, the launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $1.5 million of increased net sales. In addition, net sales of Birds Eye frozen vegetables increased approximately $1.2 million. However, these increases were offset by declines of $5.9 million in the Company's regional branded product lines due to competitive pressures and overall declines in the vegetable market.

In addition, branded vegetable net sales were impacted by the Company's Birds Eye Voila! product line which decreased $4.8 million over the second quarter of fiscal 2001. While Birds Eye Voila! gained 0.4 market share points during the 12-week period ending December 30, 2001, this growth was not sufficient to offset declines of approximately 26 percent within the home meal replacement category. Management has initiated actions to address this decline during the second half of the year.

Non-branded vegetable net sales were impacted by a price increase in the first quarter of fiscal 2002 executed to offset industry wide cost increases. This price increase resulted in a loss of volume during the first and second quarters in the non-branded portion of the business. Subsequent to Agrilink Foods price increase, several competitors have followed with similar pricing structures.

EBITDA for the fruit product line increased $1.8 million or 22.2 percent during the second quarter of fiscal 2002. This improvement in profitability also results from efforts focused on pricing initiatives and actions taken to reduce product costs. Fruit net sales have, however, decreased $2.7 million or 6.1 percent attributable to volume declines in branded pie filling offset by increases in co-pack pie filling sales.

Net sales for the snack product line showed a modest decline of $0.4 million, or
1.8 percent. Improvements in net sales within the potato chip category were $0.6 million, while the popcorn product line decreased $1.0 million. EBITDA declined $0.5 million or 17.9 percent. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $2.9 million, or 19.6 percent, while EBITDA decreased $0.3 million, or 11.1 percent. These reductions are a result of declines in volume offset by improvements in pricing and production costs.

The other product line EBITDA, primarily represented by salad dressings, increased $0.1 million or 10.0 percent. EBITDA benefited from reductions in raw product costs, including oil. Net sales, however, decreased $1.0 million or 10.1 percent due to competitive activity in the dressing category caused by one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $0.6 million, or 2.1 percent, as compared with the second quarter of the prior fiscal year. The increase is primarily attributable to $2.0 million in marketing expenses associated with incremental branded marketing activity during the second quarter of fiscal 2002. This increase is offset by a $2.2 million reduction in amortization expense resulting from the implementation of the Statement of Financial Accounting Standard
("SFAS") No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). The remaining variance is attributable to increases in various employee benefit expenses.

Operating Income: Operating income, excluding non-recurring items and the implementation of SFAS No. 142, increased from $32.8 million in the second quarter of fiscal 2001 to $38.4 million in the second quarter of fiscal 2002. This represents an increase of $5.6 million or 17.1 percent. Increases in operating income within vegetables, fruits, and other were $4.7 million, $1.1 million, and $0.3 million, respectively. The decrease within snacks was $0.3 million and canned meals was $0.2 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Restructuring:  On October  12,  2001,  the Company  announced  a  reduction  of
approximately   7  percent  of  its  nationwide   workforce,   for  a  total  of
approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the second quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense decreased $3.8 million to $16.5 million in the second quarter of fiscal 2002 from $20.3 million in the second quarter of fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 2.25 percent resulting from general interest rate reductions offset by higher average outstanding balances during the quarter of approximately $6.4 million.

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

Tax Provision: The provision for income taxes increased approximately $2.3 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2001 TO FIRST SIX MONTHS FISCAL 2002

During the first six months of fiscal 2002, net income increased $1.5 million from the first six months of fiscal 2001. Comparability of net income is, however, difficult because fiscal 2002 was impacted by a restructuring charge, gain from pension curtailment, significant changes in interest rates, and the implementation of SFAS No. 142 which reduced amortization expense. Accordingly, management believes, to evaluate results, an evaluation of EBITDA (excluding non-recurring items), is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA, for the first six months of fiscal 2002 versus the prior year, declined $2.4 million, or 3.3 percent. This decline resulted from increased marketing costs of approximately $5.0 million, associated with a new product launch, during the first quarter of fiscal 2002, increased warehousing costs due to an increase in inventory levels, and increased production costs incurred in the first quarter of fiscal 2002 associated with inventory produced in the prior year at a greater cost. Significant favorable items offsetting these increases in costs include a focus on pricing improvements, fixed cost reductions resulting from restructuring actions and declines in production costs which have begun to benefit the Company in the second quarter. Net sales during the six months declined $46.9 million or
7.9 percent, however, $21.5 million is associated with a co-pack agreement for canned vegetables in the Midwest. The remaining $25.4 million is primarily attributable to lower volume due to overall market declines in the frozen vegetable industry and short-term declines in the food service channel subsequent to September 11, 2001. The total frozen vegetable category in the 28-week period ending January 6, 2002 showed a decline of approximately 7 percent. However, the Company's overall year-to-date market share showed an improvement of 1.0 points. The Company estimates its overall market share for the 28-week period ending January 6, 2002, for frozen vegetables to be 32.1 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

While vegetable net sales decreased $39.5 million or 9.3 percent, $21.5 million is associated with the co-pack agreement highlighted above. Excluding this arrangement, vegetable net sales showed a decrease of $18.0 million. The non-branded business accounted for $17.3 million of the decline. The Company's non-branded business yields lower margins than that of its branded products. During the first quarter of fiscal 2002, Agrilink Foods executed a price increase across all non-branded vegetable commodities to offset industry wide cost increases. This price increase resulted in a loss of volume during the first half in the non-branded portion of the business. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing increases.

Overall branded net sales showed a modest decline of $0.7 million from the prior year. Significant components associated with this change are highlighted below.

The launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $5.3 million of additional net sales while net sales of Birds Eye frozen vegetables increased approximately $6.5 million due to the conversion of a major club store customer from a private label to brand product line.

These increases are offset by a $6.0 million decrease in the Birds Eye Voila! product line as a result of continued erosion in the home meal replacement category. For the 28-week period ending December 30, 2001, the home meal-replacement category declined approximately 17 percent. Further, net sales declines of $6.5 million were experienced in the Company's regional branded product lines due to competitive pressures and overall declines in the vegetable market.

EBITDA for the vegetable product line declined $3.0 million or 6.5 percent during the first six months of fiscal 2002 as compared to the prior year. Approximately $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye

Simply Grillin' during the first quarter of fiscal 2002 and an additional $2.3 million of incremental marketing activity for other branded vegetable products. In addition, warehousing costs increased $5.7 million due to an increase in inventory levels and production costs incurred in the first quarter of fiscal 2002 were higher due to inventory produced in the prior year at a greater cost. Offsetting these increases in costs are the benefits achieved from pricing actions taken in January 2001.

EBITDA for the fruit product line increased $2.5 million or 19.7 percent primarily attributable to improved pricing and timing of various marketing initiatives. Fruit net sales have, however, showed a modest decrease of $0.8 million or 1.1 percent.

Net sales for the snack product line showed a decline of $0.5 million, or 1.1 percent. Improvements in net sales within the potato chip business were $1.4 million, while the popcorn product line decreased $1.9 million. EBITDA declined $1.1 million or 19.6 percent. The popcorn business continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $3.6 million, or 12.9 percent, while EBITDA decreased $0.7 million, or 12.7 percent. Results were negatively impacted by market declines in the canned meal category and a change in promotional activity.

The other product line EBITDA, primarily represented by salad dressings, decreased $0.1 million, or 4.2 percent. Net sales, however, decreased $2.5 million, or 11.9 percent. While EBITDA benefited from reductions in raw product costs, including oil, net sales declined due to competitive activity in the dressing category being negatively impacted by the actions of one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income, excluding non-recurring items and the implementation of SFAS No. 142, decreased from $52.1 million in fiscal 2001 to $49.6 million in fiscal 2002. This represents a decrease of $2.5 million or 4.8 percent. Declines in operating income within vegetables, snacks, and canned meals were $2.9 million, $0.6 million, and $0.7 million, respectively. The increase within fruits was $1.4 million and the other product line $0.3 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $3.2 million, or 5.3 percent, as compared with the first six months of the prior fiscal year. The increase is primarily attributable to a $5.0 million increase in marketing expenses, primarily associated with the retail launch of Birds Eye Simply Grillin' during the first quarter. In addition, other branded marketing initiatives during the second quarter accounted for a $2.0 million increase in expenses. These increases were offset by a $4.4 million reduction in amortization expense resulting from the implementation of SFAS No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements").

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 9 months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture in fiscal 2002 compared to fiscal 2001.

Interest Expense: Interest expense decreased $3.8 million to $35.7 million in the first six months of fiscal 2002 from $39.5 million in the first six months of fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 1.48 percent resulting from general interest rate reductions, offset by higher average outstanding balances during the first half of the year of approximately $7.3 million. Additionally, interest expense was negatively impacted by a supplemental fee of $1.5 million paid in conjunction with the Company's credit facility. See NOTE 5 of the "Notes to Consolidated Financial Statements."

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

Tax Provision: The provision for income taxes increased approximately $1.3 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the six months ended December 29, 2001 compared to the six months ended December 23, 2000.

Net cash used in operating activities increased $27.5 million over the six months of the prior fiscal year. The increase was the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the AgriFrozen Foods inventory of $21.6 million. Additionally, inventories increased $7.3 million as a result of planned increases in production as compared to the prior year.

Net cash used in investing activities in the first six months of fiscal 2002 decreased $2.3 million from the first six months of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment offset by a reduction in equipment purchases of $6.6 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $22.7 million. This increase was primarily due to an increase in cash used in operating activities as described above, a decrease in mandatory payments on long-term debt due to timing of the quarter-ends, and a $3.2 million mandatory prepayment associated with the sale of certain pickle machinery and equipment in fiscal 2001.

Borrowings: Under the Company's credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 29, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $114.8 million, (ii) there were $19.6 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $65.6 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 29, 2001, Pro-Fac and the Company are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.


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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 29, 2001, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from December 2001 to May 2002. At December 29, 2001, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter of fiscal 2002, approximately $0.2 million was reclassified from other comprehensive income to cost of goods sold. For the first six months of fiscal 2002, approximately $0.4 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------

Contract amounts                                     62 million Pesos
Weighted average settlement exchange rate               11.0074%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. The swap hedged approximately 65 percent of the Company's planned corrugated requirements. The termination date for the agreement is June 2003.

                                          Swap
                                       Corrugated
                                (Unbleached Kraftliner)
                        -------------------------------------
Notional amount                  36,000 short tons
Average paid rate                  $400/short ton
Average receive rate    Floating rate with monthly settlement
Maturities through                   June 2003

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. In September 2001, the Company entered into an interest rate cap agreement with a major financial institution. The Company designates this interest rate cap as a cash flow hedge.

The interest rate cap contract is for a period of two years and became effective on October 5, 2001. Approximately 61 percent of the underlying debt is being hedged with this interest rate cap and protects against three-month LIBOR rates exceeding 5 percent.

The Company paid a one-time fee for the cap of approximately $0.6 million that is marked to market over the life of the interest rate cap. Changes in the cap's fair value are deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes the Company's interest rate cap agreement:

                                    December 29, 2001
                               ---------------------------
Interest Rate Cap:
Notional amount                       $250 million
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

ITEM 1- LEGAL PROCEEDINGS

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                Exhibit Number                                       Description
                --------------    ------------------------------------------------------------------------------------------------

                     10.1         Equity Value Plan, as amended and restated
                     10.2         Management Incentive Program
                     10.3         Master Salaried Retirement Plan, as amended and restated
                     99.1         Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended December 29, 2001

     (b)      Reports on Form 8-K:

               On October 12,  2001,  the Company  filed a report on Form 8-K to report on workforce reductions.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   AGRILINK FOODS, INC.



Date:       February 7, 2002             By:/s/   Earl L. Powers
     ---------------------------------      --------------------------------
                                                   EARL L. POWERS
                                           EXECUTIVE VICE PRESIDENT FINANCE AND
                                                 CHIEF FINANCIAL OFFICER
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)