Form 10-Q
period 2002-03-30
AGRILINK FOODS INC
filed 2002-05-13
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q



 (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2002.

                              Common Stock: 10,000

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                         Three Months Ended                 Nine Months Ended
                                                                   ----------------------------      ------------------------------
                                                                     March 30,        March 24,        March 30,         March 24,
                                                                       2002             2001             2002              2001
                                                                   -----------       ----------      -----------       ------------
Net sales                                                          $  244,886        $  269,435      $  788,667        $  860,156
Cost of sales                                                        (190,937)         (215,827)       (618,185)         (695,097)
                                                                   ----------        ----------      ----------        ----------
Gross profit                                                           53,949            53,608         170,482           165,059
Selling, administrative, and general expense                          (31,029)          (33,736)        (94,795)          (94,291)
Restructuring                                                               0                 0          (2,622)                0
Gain from pension curtailment                                               0                 0           2,472                 0
Income from joint venture                                                 627               316           1,825             1,540
                                                                   ----------        ----------      ----------        ----------
Operating income before dividing with Pro-Fac                          23,547            20,188          77,362            72,308
Interest expense                                                      (15,951)          (20,008)        (51,643)          (59,496)
                                                                   ----------        ----------      ----------        ----------
Pretax income before dividing with Pro-Fac                              7,596               180          25,719            12,812
Pro-Fac share of income                                                (3,798)              (92)        (12,860)           (6,408)
                                                                   ----------        ----------      ----------        ----------
Income before taxes                                                     3,798                88          12,859             6,404
Tax provision                                                          (1,480)              (39)         (5,465)           (2,730)
                                                                   ----------        ----------      ----------        ----------
Net income                                                              2,318                49           7,394             3,674
Accumulated earnings at beginning of period                             9,147             7,625           4,071             4,000
                                                                   ----------        ----------      ----------        ----------
Accumulated earnings at end of period                              $   11,465        $    7,674      $   11,465        $    7,674
                                                                   ==========        ==========      ==========        ==========

Net income                                                         $    2,318        $       49      $    7,394        $    3,674
Other comprehensive income:
     Unrealized loss on hedging activity                                  (16)           (1,068)           (390)             (178)
                                                                   ----------        ----------      ----------        ----------
Comprehensive income/(loss)                                        $    2,302        $   (1,019)     $    7,004        $    3,496
                                                                   ==========        ==========      ==========        ==========
Accumulated other comprehensive (loss)/income
   at beginning of period                                          $     (329)       $      365      $       45        $     (525)
Unrealized loss on hedging activity, net of taxes                         (16)           (1,068)           (390)             (178)
                                                                   ----------        ----------      ----------        ----------
Accumulated other comprehensive loss at end of period              $     (345)       $     (703)     $     (345)       $     (703)
                                                                   ==========        ==========      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
                                                                                        March 30,         June 30,       March 24,
                                                                                          2002              2001           2001
                                                                                      -----------         ---------     -----------
                                                                                      (Unaudited)                       (Unaudited)

                                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                          $    7,638        $    7,656      $    6,571
   Accounts receivable trade, net                                                         80,877            85,543         104,018
   Accounts receivable, co-pack activity and other                                         9,008             7,949          10,616
   Income taxes refundable                                                                     0               272               0
   Current deferred tax asset                                                              2,202             2,202          11,552
   Inventories                                                                           337,252           313,856         347,508
   Current investment in CoBank                                                            4,452             3,998           5,233
   Prepaid manufacturing expense                                                          10,894            22,427          13,431
   Prepaid expenses and other current assets                                              17,968            19,603          16,450
   Due from Pro-Fac Cooperative, Inc.                                                          0               245               0
                                                                                      ----------        ----------     -----------
       Total current assets                                                              470,291           463,751         515,379
Investment in CoBank                                                                       6,208            10,660          10,757
Investment in joint venture                                                                9,085             8,018           8,410
Property, plant and equipment, net                                                       295,792           305,531         308,259
Assets held for sale at net realizable value                                                 120               120             403
Goodwill                                                                                 236,311           236,311         238,458
Intangible assets, net                                                                    11,592            12,466          12,770
Other assets                                                                              23,074            24,014          25,085
Note receivable due from Pro-Fac Cooperative, Inc.                                         9,400             9,400           9,400
                                                                                      ----------        ----------      ----------
       Total assets                                                                   $1,061,873        $1,070,271      $1,128,921
                                                                                      ==========        ==========      ==========

                                                     LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                      $   75,400        $        0      $   78,000
   Current portion of obligations under capital leases                                       752               316             218
   Current portion of long-term debt                                                      14,934            15,599          15,596
   Accounts payable                                                                       30,626           117,851          80,894
   Income taxes payable                                                                    3,876                 0             842
   Accrued interest                                                                       10,722             9,253          12,873
   Accrued employee compensation                                                           8,526            10,081           8,545
   Other accrued expenses                                                                 45,050            49,347          50,731
   Due to Pro-Fac Cooperative, Inc.                                                        1,502                 0           1,083
                                                                                      ----------        ----------     -----------
       Total current liabilities                                                         191,388           202,447         248,782
Obligations under capital leases                                                           2,895               571             520
Long-term debt                                                                           624,890           631,128         635,356
Deferred income tax liabilities                                                           26,376            26,376          32,262
Other non-current liabilities                                                             28,988            29,417          29,327
                                                                                      ----------        ----------     -----------
       Total liabilities                                                                 874,537           889,939         946,247
                                                                                      ----------        ----------     -----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01;
     10,000 shares authorized, issued and outstanding, owned by Pro-Fac Cooperative, Inc.      0                 0               0
   Additional paid-in capital                                                            176,216           176,216         175,703
   Accumulated earnings                                                                   11,465             4,071           7,674
   Accumulated other comprehensive income/(loss):
     Unrealized gain/(loss) on hedging activity                                              228               618            (178)
     Minimum pension liability adjustment                                                   (573)             (573)           (525)
                                                                                      ----------        ----------     -----------
         Total shareholder's equity                                                      187,336           180,332         182,674
                                                                                      ----------        ----------     -----------
       Total liabilities and shareholder's equity                                     $1,061,873        $1,070,271      $1,128,921
                                                                                      ==========        ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                           Nine Months Ended
                                                                                                   --------------------------------
                                                                                                     March 30,            March 24,
                                                                                                       2002                 2001
                                                                                                   -----------         ------------

Cash Flows From Operating Activities:
   Net income                                                                                      $    7,394           $    3,674
   Adjustments to reconcile net income to net cash used in operating activities -
     Depreciation                                                                                      22,887               22,941
     Amortization of goodwill and certain intangible assets                                               862                7,414
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note                                                     4,225                3,860
     Interest in-kind on subordinated promissory note                                                     873                1,231
     Equity in undistributed earnings of joint venture                                                 (1,067)              (1,540)
     Equity in undistributed earnings of CoBank                                                             0                  (96)
     Change in assets and liabilities:
       Accounts receivable                                                                              3,607               (9,280)
       Inventories and prepaid manufacturing expense                                                  (11,863)             (45,346)
       Income taxes refundable/(payable)                                                                4,148                8,173
       Accounts payable and other accrued expenses                                                    (91,608)             (25,970)
       Due to Pro-Fac Cooperative, Inc.                                                                 1,747               (8,058)
       Other assets and liabilities, net                                                                  741               (1,414)
                                                                                                   ----------           ----------
Net cash used in operating activities                                                                 (58,054)             (44,411)
                                                                                                   ----------           ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                          (10,537)             (19,937)
   Proceeds from disposals                                                                                 52                5,065
   Proceeds from investment in CoBank                                                                   3,998                2,926
                                                                                                   ----------           ----------
Net cash used in investing activities                                                                  (6,487)             (11,946)
                                                                                                   ----------           ----------

Cash Flows From Financing Activities:
   Net proceeds from issuance of short-term debt                                                       75,400               72,300
   Payments on long-term debt                                                                          (9,072)             (12,659)
   Payments on capital lease                                                                             (111)                   0
   Cash paid in conjunction with debt amendment                                                        (1,694)              (1,707)
                                                                                                   ----------           ----------
Net cash provided by financing activities                                                              64,523               57,934
                                                                                                   ----------           ----------
Net change in cash and cash equivalents                                                                   (18)               1,577
Cash and cash equivalents at beginning of period                                                        7,656                4,994
                                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                                         $    7,638           $    6,571
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter and nine months ended March 30, 2002 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Under this pronouncement, generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addressed the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. Accordingly, during the third quarter and first nine months of fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Total promotions and slotting fees were $33.5 million and $36.0 million in the third quarter of fiscal 2002 and 2001, respectively, and $103.4 million and $116.6 million in the first nine months of fiscal 2002 and 2001, respectively. The adoption of EITF 00-25 did not impact the Company's profitability.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which addressed the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the third quarter and first nine months of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $1.9 million and $2.8 million in the third quarter of fiscal 2002 and 2001, respectively, and $6.7 and $7.5 million in the first nine months of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Company's profitability.

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

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                         March 30,   June 30,      March 24,
                                           2002        2001          2001
                                        ----------  ---------      ---------
Amortized intangibles:
   Covenants not to compete             $  2,478    $  2,478       $ 2,478
   Other                                  12,000      12,000        12,000
     Less:  accumulated amortization      (2,886)     (2,012)       (1,708)
                                         -------     -------       -------
   Intangible assets, net                $11,592     $12,466       $12,770
                                         =======     =======       =======

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended March 30, 2002 and $0.9 million for the nine months ended March 30, 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003               $1,103
2004                  915
2005                  891
2006                  891
2007                  760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 for the third quarter and nine months ended March 24, 2001 is provided below:

                                                         Three Months Ended                          Nine Months Ended
                                                    ------------------------------             -------------------------------
                                                    March 30,            March 24,             March 30,             March 24,
                                                      2002                 2001                  2002                  2001
                                                    ---------            ---------             ---------             ---------
(Dollars in Thousands)

Reported net income                                  $  2,318            $      49              $   7,394            $   3,674
Addback:  goodwill amortization (net of taxes)              0                1,215                      0                3,651
                                                     --------            ---------              ---------            ---------
Adjusted net income                                  $  2,318            $   1,264              $   7,394            $   7,325
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

Amounts received by Pro-Fac from Agrilink Foods for the nine months ended March 30, 2002 and March 24, 2001 include: commercial market value of crops delivered $70.1 million and $67.1 million, respectively; and additional proceeds from profit sharing provisions, $12.9 million and $6.4 million, respectively.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                              March 30,         June 30,           March 24,
                                2002              2001               2001
                            -----------       ----------          ----------
Finished goods              $ 308,169         $  279,991          $ 319,431
Raw materials and supplies     29,083             33,865             28,077
                            ---------         ----------          ---------
   Total inventories        $ 337,252         $  313,856          $ 347,508
                            =========         ==========         ==========

NOTE 5. DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)
                                  March 30,         June 30,          March 24,
                                    2002              2001              2001
                                 -----------       ----------        ----------

Term Loan Facility               $  403,500       $  411,600        $ 417,000
Senior Subordinated Notes           200,015          200,015          200,015
Subordinated Promissory Note         31,829           29,660           28,460
Other                                 4,480            5,452            5,477
                                 ----------       ----------        ---------
Total Debt                          639,824          646,727          650,952
Less Current Portion                (14,934)         (15,599)         (15,596)
                                 ----------       ----------        ---------
Total Long-Term Debt             $  624,890       $  631,128        $ 635,356
                                 ==========       ==========        =========

Amendments to Term Loan Facility: The term loan facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividends and other distributions. The credit facility also contains covenants requiring the Company and Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth.

In August 2001, Agrilink Foods negotiated an amendment to the covenants. In conjunction with this amendment, Agrilink Foods incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the credit facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which the Company achieves for its fiscal year ending in June 2002.

In March 2002, the Company entered into an exclusive letter of intent with Vestar Capital Partners related to a capital investment of $175 million, before fees and other expenses. It is contemplated that the investment would be in the form of preferred and common equity interests. The closing of the transaction is subject to the negotiation and execution of definitive agreements, together with other customary conditions of closing.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the other category include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                              Three Months Ended                Nine Months Ended
                                                         ---------------------------      -----------------------------
                                                         March 30,        March 24,        March 30,         March 24,
                                                           2002             2001             2002              2001
                                                         ---------        ---------        ---------        ------------
Net Sales:
   Vegetables                                            $  180.8         $   203.7        $  568.0         $   630.4
   Fruits                                                    21.2              21.8            90.8              92.2
   Snacks                                                    20.9              20.7            65.1              65.4
   Canned Meals                                              12.7              13.2            37.0              41.1
   Other                                                      9.3              10.1            27.8              31.1
                                                         --------         ---------        --------         ---------
       Total                                             $  244.9         $   269.5        $  788.7         $   860.2
                                                         ========         =========        ========         =========
Operating income: 1
   Vegetables2                                           $   16.9         $    16.8        $   48.6         $    48.0
   Fruits                                                     2.5               1.2            15.4              12.6
   Snacks                                                     1.1               0.6             4.3               4.2
   Canned Meals                                               1.8               1.2             6.2               5.9
   Other                                                      1.2               0.4             3.0               1.6
                                                         --------         ---------        --------         ---------
       Total                                                 23.5              20.2            77.5              72.3
Restructuring                                                 0.0               0.0            (2.7)              0.0
Gain from pension curtailment                                 0.0               0.0             2.5               0.0
                                                         --------         ---------        --------         ---------
Operating income before dividing with Pro-Fac                23.5              20.2            77.3              72.3
Interest expense                                            (15.9)            (20.0)          (51.6)            (59.5)
                                                         --------         ---------        --------         ---------
Pretax income before dividing with Pro-Fac               $    7.6         $     0.2        $   25.7         $    12.8
                                                         ========         =========        ========         =========

1 In accordance with SFAS No. 142, goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending March 30, 2002 was $1.7 million, $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively, and $5.1 million, $0.1 million, $0.3 million, $0.5 million, and $0.5 million, respectively for the nine months ending March 30, 2002.

2 The Company's investment in Great Lakes Kraut Company contributed earnings in the vegetable product line of $0.6 million and $0.3 million for the three months ended March 30, 2002 and March 24, 2001, respectively, and $1.8 million and $1.5 million for the nine months ended March 30, 2002 and March 24, 2001, respectively.

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

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-Q. Presented below is condensed consolidating financial information for (i) Agrilink Foods, (ii) the Subsidiary Guarantors, and (iii) non-guarantor subsidiaries as of and for the quarter and nine months ended March 30, 2002 and March 24, 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Company and its guarantor and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                   Balance Sheet
                                                                                   March 30, 2002
                                                    -------------------------------------------------------------------------------
                                                        Agrilink     Subsidiary   Non-Guarantor       Eliminating
                                                       Foods, Inc.   Guarantors    Subsidiaries         Entries        Consolidated
                                                    --------------   ----------   --------------      ------------     ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                         $     5,544     $      803     $    1,291       $         0       $     7,638
   Accounts receivable, net                               86,914          2,825            146                 0            89,885
   Inventories -
     Finished goods                                      307,767            236            166                 0           308,169
     Raw materials and supplies                           28,358            578            147                 0            29,083
                                                     -----------     ----------     ----------       -----------       -----------
       Total inventories                                 336,125            814            313                 0           337,252

   Other current assets                                   35,126             98            292                 0            35,516
                                                     -----------     ----------     ----------       -----------       -----------

       Total current assets                              463,709          4,540          2,042                 0           470,291

   Property, plant and equipment, net                    288,332          4,010          3,450                 0           295,792
   Investment in subsidiaries                            309,191              0              0          (309,191)                0
   Goodwill and other intangible assets, net              54,842        193,061              0                 0           247,903
   Other assets                                           47,634        110,908              0          (110,655)           47,887
                                                     -----------     ----------     ----------       -----------       -----------
       Total assets                                  $ 1,163,708     $  312,519     $    5,492       $  (419,846)      $ 1,061,873
                                                     ===========     ==========     ==========       ===========       ===========

Liabilities and Shareholder's Equity
   Notes payable                                     $    75,400     $        0     $        0       $         0       $    75,400
   Current portion of long-term debt                      14,934              0              0                 0            14,934
   Accounts payable                                       29,078          1,214            334                 0            30,626
   Accrued interest                                       10,722              0              0                 0            10,722
   Intercompany loans                                       (734)            87            647                 0                 0
   Other current liabilities                              53,168          5,541            997                 0            59,706
                                                     -----------     ----------     ----------       -----------       -----------
       Total current liabilities                         182,568          6,842          1,978                 0           191,388

   Long-term debt                                        624,890              0              0                 0           624,890
   Other non-current liabilities                         168,914              0              0          (110,655)           58,259
                                                     -----------     ----------     ----------       -----------       -----------
       Total liabilities                                 976,372          6,842          1,978          (110,655)          874,537

   Shareholder's equity                                  187,336        305,677          3,514          (309,191)          187,336
                                                     -----------     ----------     ----------       -----------       -----------
       Total liabilities and shareholder's equity    $ 1,163,708     $  312,519     $    5,492       $  (419,846)      $ 1,061,873
                                                     ===========     ==========     ==========       ===========       ===========


                                                                               Statement of Operations
                                                                      For the Nine Months Ended March 30, 2002
                                                        -------------------------------------------------------------------------
                                                        Agrilink      Subsidiary    Non-Guarantor    Eliminating
                                                       Foods, Inc.    Guarantors    Subsidiaries       Entries       Consolidated
                                                       -----------    ----------    --------------   -----------     ------------
(Dollars in Thousands)

Net sales                                            $   777,270      $   11,397     $   14,655        $ (14,655)    $   788,667
Cost of sales                                           (610,177)         (8,008)       (14,106)          14,106        (618,185)
                                                     -----------      ----------     ----------        ---------     -----------
Gross profit                                             167,093           3,389            549             (549)        170,482
Selling, administrative, and general expenses           (135,194)         (2,644)             0           43,043         (94,795)
Other (expense)/income                                      (150)         43,043            582          (43,625)           (150)
Income from joint venture                                  1,825               0              0                0           1,825
                                                     -----------      ----------     ----------        ---------     -----------
Operating income before dividing with Pro-Fac             33,574          43,788          1,131           (1,131)         77,362
Interest (expense)/income                                (59,592)          7,949              0                0         (51,643)
                                                     -----------      ----------     ----------        ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac        (26,018)         51,737          1,131           (1,131)         25,719
Pro-Fac share of income                                  (12,860)              0              0                0         (12,860)
                                                     -----------      ----------     ----------        ---------     -----------
(Loss)/income before taxes                               (38,878)         51,737          1,131           (1,131)         12,859
Tax benefit/(provision)                                   13,338         (18,402)          (401)               0          (5,465)
                                                     -----------      ----------     ----------        ---------     -----------
Net (loss)/income                                    $   (25,540)     $   33,335     $      730        $  (1,131)    $     7,394
                                                     ===========      ==========     ==========        =========     ===========

                                                                               Statement of Operations
                                                                        For the Quarter Ended March 30, 2002
                                                       --------------------------------------------------------------------------
                                                        Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                       Foods, Inc.    Guarantors    Subsidiaries        Entries     Consolidated
                                                       -----------    ----------    -------------      -----------  -------------
(Dollars in Thousands)

Net sales                                            $   241,509      $    3,377     $    6,834        $  (6,834)     $   244,886
Cost of sales                                           (188,407)         (2,530)        (6,475)           6,475         (190,937)
                                                     -----------      ----------     ----------        ---------      -----------
Gross profit                                              53,102             847            359             (359)          53,949
Selling, administrative, and general expenses            (41,247)           (863)             0           11,081          (31,029)
Other income/(expense)                                         0          11,081            368          (11,449)               0
Income from joint venture                                    627               0              0                0              627
                                                     -----------      ----------     ----------        ---------      -----------
Operating income before dividing with Pro-Fac             12,482          11,065            727             (727)          23,547
Interest (expense)/income                                (18,616)          2,665              0                0          (15,951)
                                                     -----------      ----------     ----------        ---------      -----------
Pretax (loss)/income before dividing with Pro-Fac         (6,134)         13,730            727             (727)           7,596
Pro-Fac share of income                                   (3,798)              0              0                0           (3,798)
                                                     -----------      ----------     ----------        ---------      -----------
(Loss)/income before taxes                                (9,932)         13,730            727             (727)           3,798
Tax benefit/(provision)                                    3,567          (4,899)          (148)               0           (1,480)
                                                     -----------      ----------     ----------        ---------      -----------
Net (loss)/income                                    $    (6,365)     $    8,831     $      579        $    (727)     $     2,318
                                                     ===========      ==========     ==========        =========      ===========


                                                                                   Statement of Cash Flows
                                                                          For the Nine Months Ended March 30, 2002
                                                           ------------------------------------------------------------------------
                                                             Agrilink    Subsidiary    Non-Guarantor     Eliminating
                                                            Foods, Inc.  Guarantors    Subsidiaries        Entries     Consolidated
                                                           ------------  ----------    -------------     ------------  ------------
(Dollars in Thousands)

Net (loss)/income                                          $   (25,540)   $  33,335    $      730      $   (1,131)     $     7,394
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                               22,261          405           221               0           22,887
     Amortization of goodwill and certain intangible assets        299          563             0               0              862
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note              4,225            0             0               0            4,225
     Interest-in-kind on subordinated promissory note              873            0             0               0              873
     Equity in undistributed earnings of joint venture          (1,067)           0             0               0           (1,067)
     Change in working capital                                 (61,183)     (33,521)          345           1,131          (93,228)
                                                           -----------   ----------    ----------      ----------      -----------
Net cash (used in)/provided by operating activities            (60,132)         782         1,296               0          (58,054)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                  (10,521)           0           (16)              0          (10,537)
   Proceeds from disposals                                          52            0             0               0               52
   Proceeds from investment in CoBank                            3,998            0             0               0            3,998
                                                           -----------   ----------    ----------      ----------      -----------
Net cash used in investing activities                           (6,471)           0           (16)              0           (6,487)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt                75,400            0             0               0           75,400
   Payments on long-term debt                                   (9,072)           0             0               0           (9,072)
   Payments on capital leases                                     (111)           0             0               0             (111)
   Cash paid for debt amendments                                (1,694)           0             0               0           (1,694)
                                                           -----------   ----------    ----------      ----------      -----------
Net cash provided by financing activities                       64,523            0             0               0           64,523
Net change in cash and cash equivalents                         (2,080)         782         1,280               0              (18)
Cash and cash equivalents at beginning of period                 7,624           21            11               0            7,656
                                                           -----------   ----------    ----------      ----------      -----------
Cash and cash equivalents at end of period                 $     5,544    $     803    $    1,291      $        0      $     7,638
                                                           ===========   ==========    ==========      ==========      ===========

                                                                                 Balance Sheet
                                                                                 March 24, 2001
                                                      ----------------------------------------------------------------------------
                                                        Agrilink      Subsidiary   Non-Guarantor      Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries         Entries      Consolidated
                                                      ------------    ----------   -------------      ------------   -------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $      4,939     $      192     $    1,440       $         0     $      6,571
   Accounts receivable, net                               112,252          2,329             53                 0          114,634
   Inventories -
     Finished goods                                       318,878            333            220                 0          319,431
     Raw materials and supplies                            27,512            439            126                 0           28,077
                                                     ------------     ----------     ----------       -----------     ------------
       Total inventories                                  346,390            772            346                 0          347,508

   Other current assets                                    46,278            162            226                 0           46,666
                                                     ------------     ----------     ----------       -----------     ------------

       Total current assets                               509,859          3,455          2,065                 0          515,379

   Property, plant and equipment, net                     300,366          4,198          3,695                 0          308,259
   Investment in subsidiaries                             319,582              0              0          (319,582)               0
   Goodwill and other intangible assets, net               48,460        202,768              0                 0          251,228
   Other assets                                            53,850        114,519              0          (114,314)          54,055
                                                     ------------     ----------     ----------       -----------     ------------

       Total assets                                  $  1,232,117     $  324,940     $    5,760       $  (433,896)    $  1,128,921
                                                     ============     ==========     ==========       ===========     ============

Liabilities and Shareholder's Equity
   Notes payable                                     $     78,000     $        0     $        0       $         0     $     78,000
   Current portion of long-term debt                       15,596              0              0                 0           15,596
   Accounts payable                                        79,439          1,169            286                 0           80,894
   Accrued interest                                        12,873              0              0                 0           12,873
   Intercompany loans                                      (2,466)         1,188          1,278                 0                0
   Other current liabilities                               54,222          6,321            876                 0           61,419
                                                     ------------     ----------     ----------       -----------     ------------
       Total current liabilities                          237,664          8,678          2,440                 0          248,782

   Long-term debt                                         635,356              0              0                 0          635,356
   Other non-current liabilities                          176,423              0              0          (114,314)          62,109
                                                     ------------     ----------     ----------       -----------     ------------

       Total liabilities                                1,049,443          8,678          2,440          (114,314)         946,247

   Shareholder's equity                                   182,674        316,262          3,320          (319,582)         182,674
                                                     ------------     ----------     ----------       -----------     ------------

       Total liabilities and shareholder's equity    $  1,232,117     $  324,940     $    5,760       $  (433,896)    $  1,128,921
                                                     ============     ==========     ==========       ===========     ============

                                                                               Statement of Operations
                                                                      For the Nine Months Ended March 24, 2001
                                                     ----------------------------------------------------------------------------
                                                        Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                       Foods, Inc.    Guarantors    Subsidiaries         Entries     Consolidated
                                                     -------------    ----------    --------------     -----------   ------------
(Dollars in Thousands)

Net sales                                            $   848,539      $   11,617     $   14,901        $ (14,901)      $   860,156
Cost of sales                                           (687,760)         (7,337)       (13,496)          13,496          (695,097)
                                                     -----------      ----------     ----------        ---------       -----------
Gross profit                                             160,779           4,280          1,405           (1,405)          165,059
Selling, administrative, and general expenses           (134,101)         (7,434)             0           47,244           (94,291)
Other income/(expense)                                         0          47,244            591          (47,835)                0
Income from joint venture                                  1,540               0              0                0             1,540
                                                     -----------      ----------     ----------        ---------       -----------
Operating income before dividing with Pro-Fac             28,218          44,090          1,996           (1,996)           72,308
Interest (expense)/income                                (66,661)          7,165              0                0           (59,496)
                                                     -----------      ----------     ----------        ---------       -----------
Pretax (loss)/income before dividing with Pro-Fac        (38,443)         51,255          1,996           (1,996)           12,812
Pro-Fac share of income                                   (6,408)              0              0                0            (6,408)
                                                     -----------      ----------     ----------        ---------       -----------
(Loss)/income before taxes                               (44,851)         51,255          1,996           (1,996)            6,404
Tax benefit/(provision)                                   16,212         (18,436)          (506)               0            (2,730)
                                                     -----------      ----------     ----------        ---------       -----------
Net (loss)/income                                    $   (28,639)     $   32,819     $    1,490        $  (1,996)      $     3,674
                                                     ===========      ==========     ==========        =========       ===========

                                                                               Statement of Operations
                                                                        For the Quarter Ended March 24, 2001
                                                     -----------------------------------------------------------------------------
                                                        Agrilink      Subsidiary    Non-Guarantor      Eliminating
                                                       Foods, Inc.    Guarantors    Subsidiaries         Entries      Consolidated
                                                     -------------    ----------    -------------      -----------    ------------
(Dollars in Thousands)

Net sales                                            $   265,703      $    3,732     $    6,369        $  (6,369)     $   269,435
Cost of sales                                           (213,317)         (2,510)        (5,207)           5,207         (215,827)
                                                     -----------      ----------     ----------        ---------      -----------
Gross profit                                              52,386           1,222          1,162           (1,162)          53,608
Selling, administrative, and general expenses            (45,487)         (2,512)             0           14,263          (33,736)
Other income/(expense)                                         0          14,263            176          (14,439)               0
Income from joint venture                                    316               0              0                0              316
                                                     -----------      ----------     ----------        ---------      -----------
Operating income before dividing with Pro-Fac              7,215          12,973          1,338           (1,338)          20,188
Interest (expense)/income                                (22,745)          2,737              0                0          (20,008)
                                                     -----------      ----------     ----------        ---------      -----------
Pretax (loss)/income before dividing with Pro-Fac        (15,530)         15,710          1,338           (1,338)             180
Pro-Fac share of income                                      (92)              0              0                0              (92)
                                                     -----------      ----------     ----------        ---------      -----------
(Loss)/income before taxes                               (15,622)         15,710          1,338           (1,338)              88
Tax benefit/(provision)                                    5,884          (5,653)          (270)               0              (39)
                                                     -----------      ----------     ----------        ---------      -----------
Net (loss)/income                                    $    (9,738)     $   10,057     $    1,068        $  (1,338)     $        49
                                                     ===========      ==========     ==========        =========      ===========



                                                                                   Statement of Cash Flows
                                                                          For the Nine Months Ended March 24, 2001
                                                           ------------------------------------------------------------------------
                                                             Agrilink    Subsidiary    Non-Guarantor     Eliminating
                                                            Foods, Inc.  Guarantors    Subsidiaries        Entries     Consolidated
                                                           ------------  ----------    -------------     ------------  ------------
(Dollars in Thousands)

Net (loss)/income                                          $  (28,639)    $  32,819    $    1,490      $   (1,996)     $     3,674
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Depreciation                                              22,285           425           231               0           22,941
     Amortization of goodwill and certain intangible assets     1,933         5,481             0               0            7,414
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note             3,860             0             0               0            3,860
     Interest-in-kind on subordinated promissory note           1,231             0             0               0            1,231
     Equity in undistributed earnings of joint venture         (1,540)            0             0               0           (1,540)
     Equity in undistributed earnings of CoBank                   (96)            0             0               0              (96)
     Change in working capital                                (47,715)      (36,007)         (169)          1,996          (81,895)
                                                           ----------     ---------    ----------      ----------      ------------
Net cash (used in)/provided by operating activities           (48,681)        2,718         1,552               0          (44,411)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 (17,083)       (2,735)         (119)              0          (19,937)
   Proceeds from disposals                                      5,058             0             7               0            5,065
   Proceeds from investment in CoBank                           2,926             0             0               0            2,926
                                                           ----------     ---------    ----------      ----------      -----------
Net cash used in investing activities                          (9,099)       (2,735)         (112)              0          (11,946)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt               72,300             0             0               0           72,300
   Payments on long-term debt                                 (12,659)            0             0               0          (12,659)
   Cash paid for debt amendments                               (1,707)            0             0               0           (1,707)
                                                           ----------     ---------    ----------      ----------      -----------
Net cash provided by financing activities                      57,934             0             0               0           57,934
Net change in cash and cash equivalents                           154           (17)        1,440               0            1,577
Cash and cash equivalents at beginning of period                4,785           209             0               0            4,994
                                                           ----------     ---------    ----------      ----------      -----------
Cash and cash equivalents at end of period                 $    4,939     $     192    $    1,440      $        0      $     6,571
                                                           ==========     =========    ==========      ==========      ===========



NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next six months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $1.3 million has been paid and the remaining termination benefits will be liquidated during the next three months.

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

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company are:

|X|  the  impact  of  strong   competition  in  the  food  industry,   including
     competitive pricing;

|X|  the impact of changes in consumer demand;

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the Company's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), and the availability of acquisition and alliance opportunities;

|X| the Company's ability to achieve gains in productivity and improvements in capacity utilization;

|X|  the Company's ability to service debt;

|X|  interest rate fluctuations;

|X|  effectiveness of marketing and shifts in market demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the third quarter and first nine months of fiscal 2002 versus such periods in fiscal 2001.

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

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 30, 2002 and March 24, 2001.

EBITDA1, 2
(Dollars in Millions)
                                 Three Months Ended                               Nine Months Ended
                    ----------------------------------------------- --------------------------------------------
                         March 30,                March 24,               March 30,               March 24,
                           2002                     2001                    2002                    2001
                    --------------------   -----------------------  --------------------    --------------------
                                  % of                     % of                   % of                    % of
                        $         Total         $          Total        $         Total         $         Total
                    --------     ------     --------      -------   --------     -------    --------     -------

Vegetables           $ 22.9       73.2%     $  24.3        80.0%    $  66.0        65.2%     $ 70.4       68.6%
Fruits                  3.2       10.2          2.1         6.9        18.4        18.2        14.8       14.4
Snacks                  1.6        5.1          1.5         4.9         6.1         6.0         7.1        6.9
Canned Meals            2.1        6.7          1.5         4.9         6.9         6.8         7.0        6.8
Other                   1.5        4.8          1.0         3.3         3.8         3.8         3.4        3.3
                     ------      -----      -------       -----     -------       -----      ------      -----
     Total           $ 31.3      100.0%     $  30.4       100.0%    $ 101.2       100.0%     $102.7      100.0%
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

Net Sales
(Dollars in Millions)

                                         Three Months Ended                               Nine Months Ended
                            ---------------------------------------------   -------------------------------------------
                                 March 30,                March 24,               March 30,               March 24,
                                   2002                     2001                    2002                    2001
                            --------------------    ---------------------   -------------------      ------------------
                                          % of                     % of                   % of                   % of
                               $          Total        $           Total         $        Total          $       Total
                            --------     -------    --------      -------   ---------    -------    ---------   -------


Vegetables                  $ 180.8       73.8%     $  203.7       75.6%    $  568.0       72.0%     $ 630.4      73.3%
Fruits                         21.2        8.7          21.8        8.1         90.8       11.5         92.2      10.7
Snacks                         20.9        8.5          20.7        7.7         65.1        8.3         65.4       7.6
Canned Meals                   12.7        5.2          13.2        4.9         37.0        4.7         41.1       4.8
Other                           9.3        3.8          10.1        3.7         27.8        3.5         31.1       3.6
                            -------      -----      --------      -----     --------      -----      -------     -----
     Total                  $ 244.9      100.0%     $  269.5      100.0%    $  788.7      100.0%     $ 860.2     100.0%
                            =======      =====      ========      =====     ========      =====      =======     =====

Operating Income1, 2
(Dollars in Millions)
                                         Three Months Ended                               Nine Months Ended
                            ---------------------------------------------   -------------------------------------------
                                 March 30,                March 24,               March 30,               March 24,
                                   2002                     2001                    2002                    2001
                            --------------------    ---------------------   -------------------      ------------------
                                          % of                     % of                   % of                   % of
                               $          Total        $           Total         $        Total          $       Total
                            --------     -------    --------      -------   ---------    -------    ---------   -------
Vegetables                  $  16.9       71.9%     $   16.8       83.2%    $   48.6       62.7%     $  48.0      66.4%
Fruits                          2.5       10.6           1.2        5.9         15.4       19.9         12.6      17.4
Snacks                          1.1        4.7           0.6        3.0          4.3        5.5          4.2       5.8
Canned Meals                    1.8        7.7           1.2        5.9          6.2        8.0          5.9       8.2
Other                           1.2        5.1           0.4        2.0          3.0        3.9          1.6       2.2
                            -------      -----      --------      -----     --------      -----      -------     -----
     Total                  $  23.5      100.0%     $   20.2      100.0%    $   77.5      100.0%     $  72.3     100.0%
                            =======      =====      ========      =====     ========      =====      =======     =====

1    Excludes the gain from pension curtailment and restructuring  charges.  See
     NOTE 8 to the "Notes to Consolidated Financial Statements."

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending March 30, 2002 was $1.7 million, $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively, and $5.1 million, $0.1 million, $0.3 million, $0.5 million, and $0.5 million, respectively for the nine months ending March 30, 2002.


       CHANGES FROM THIRD QUARTER FISCAL 2001 TO THIRD QUARTER FISCAL 2002

During the third quarter of fiscal 2002, net income increased $2.3 million from the third quarter of fiscal 2001. During this same period, EBITDA increased $0.9 million, or 2.9 percent. The positive results in EBITDA for the third quarter of fiscal 2002 were a result of the pricing actions implemented throughout the last 12 months, restructuring efforts initiated in October 2001, and numerous other company-wide efforts to reduce spending. In addition, the Company achieved these improved results in spite of additional warehousing costs due to an increase in inventory levels and a one-time expense associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). As part of the June 2000 sale of the Company's pickle business to Dean Pickle, the parties entered into an agreement whereby Agrilink Foods agreed to contract pack products for a period of two years. Fiscal 2002 represents the second and final year of the contract. The Company and Dean Pickle disagreed on how pricing was to be established for the current year. The arbitrated settlement required the recording of a $1.7 million charge in the third quarter and resolved all disputes regarding the pricing of product packed during fiscal 2002.

The earnings improvement for the quarter of $2.3 million was more favorable than on an EBITDA basis due to a reduction in amortization expense resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see NOTE 2 of the "Notes to Consolidated Financial Statements) and a decline in interest expense driven by general interest rate reductions.

Net sales for the third quarter declined $24.6 million or 9.1 percent as compared to the prior year. Fiscal 2001 results included, however, approximately $10.0 million of net sales associated with the one-time sale of inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. ("the Northwest inventory purchase"). Prior to February 15, 2001, PF Acquisition II, Inc. was a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. Adjusting for these sales, net sales were down $14.6 million or 5.5 percent due primarily to overall market declines in the home replacement skillet meal category and increased competitive pressure in the non-branded frozen vegetable segment. The home replacement skillet meal category for the 12-week period ending March 2002 showed a decline of approximately 26.0 percent, while the frozen vegetable category showed a decline of only 2.0 percent for the 12-week period ending March 2002. The Company's overall market share for the third quarter declined
0.4 points due to modest share declines in private label. The Company estimates its overall market share for the 12-week period ending March 2002 for frozen vegetables to be 31.5 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments.

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

EBITDA for the vegetable product line decreased $1.4 million or 5.8 percent during the third quarter of fiscal 2002. The decline in profitability is primarily a result of lower volume within the Company's Birds Eye Voila! product line, the one-time charge associated with the above mentioned settlement with Dean Pickle, and the earnings in fiscal 2001 associated with the Northwest inventory purchase. Overall, vegetable net sales decreased $22.9 million in the third quarter of fiscal 2002 as compared to the prior year. $10.0 million of the net sales decline was associated with the fiscal 2001 Northwest inventory purchase. Management attributes the remaining decline to increased competitive pressure in the non-branded frozen vegetable business.

Within the branded vegetable category, net sales declined $11.6 million. Significant components include the following: Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, launched in the fourth quarter of fiscal 2001, accounted for $2.2 million of increased net sales. Fueled by strong promotional activity during the spring holiday season, net sales of Birds Eye frozen vegetables in retail channels increased approximately $1.8 million. Net sales of Birds Eye frozen vegetables in alternate channels, however, declined $5.6 million due to changes in the supplier mix decided by the customer. Branded vegetable net sales were also negatively impacted by the Company's Birds Eye Voila! product line which decreased $6.7 million over the third quarter of fiscal 2001. While Birds Eye Voila! maintained its share point during the 12-week period ending March 2002, the Company was not able to mitigate the impact of the 26.0 percent category decline within the home meal replacement category. Management has and will continue to examine this category for opportunities to enhance performance for this product line. Net sales of the Company's remaining regional vegetable branded product lines declined $3.3 million due to competitive pressures.

Excluding sales associated with the Northwest inventory purchase, non-branded vegetable net sales declined $1.3 million during the third quarter. The Company's non-branded business continues to be impacted by competitive pressures. In addition, during the first quarter of fiscal 2002, the Company implemented pricing actions to offset industry wide cost increases. Subsequent to Agrilink Foods price increase, several competitors have followed with similar pricing structures.

EBITDA for the fruit product line increased $1.1 million or 52.3 percent during the third quarter of fiscal 2002. This improvement in profitability results from initiatives focused on pricing efforts and ongoing initiatives taken to improve production and reduce product costs. Fruit net sales have decreased $0.6 million or 2.8 percent attributable primarily to volume declines.

Net sales for the snack product line showed a modest increase of $0.2 million, or 1.0 percent. Improvements in net sales within the potato chip category were $0.5 million, while the popcorn product line decreased $0.3 million. EBITDA increased $0.1 million or 6.7 percent primarily due to sales growth in the potato chip business. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals decreased $0.5 million, or 3.8 percent, while EBITDA increased $0.6 million, or 40.0 percent. The reduction in net sales is a result of competitive pressures within the private label category. The increase in canned meal profitability is driven by improvements in the cost of ingredients used in the production of chili.

EBITDA of the other product line, which is primarily represented by salad dressings, increased $0.5 million or 50.0 percent. EBITDA benefited from both increases in price and reductions in raw product costs, including oil. Net sales, however, decreased $0.8 million or 7.9 percent primarily due to the loss of one food service customer. The loss of this customer will not have a significant impact on the Company's operations.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses, excluding the settlement with Dean Pickle described above, have decreased $4.4 million, or 13.0 percent, as compared with the third quarter of the prior fiscal year. This decrease is attributable to a $2.2 million reduction in amortization expense resulting from the implementation of the Statement of Financial Accounting Standard ("SFAS") No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). Variable selling expense, consisting primarily of brokerage expense, decreased $2.1 million due to reduced volumes and reduced rates in the non-branded categories. In addition, savings of approximately $1.3 million were associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending. These savings were partially offset by an increase in various employee incentive programs compared to the third quarter of fiscal 2001.

Operating Income: Operating income, excluding the implementation of SFAS No. 142 and the settlement with Dean Pickle described above, increased from $20.2 million in the third quarter of fiscal 2001 to $23.0 million in the third quarter of fiscal 2002. This represents an increase of $2.8 million or 13.9 percent. Increases in operating income within vegetables, fruits, snacks, canned meals, and other were $0.1 million, $1.2 million, $0.4 million, $0.5 million, and $0.6 million, respectively. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the third quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense decreased $4.0 million to $16.0 million in the third quarter of fiscal 2002 from $20.0 million in the third quarter of fiscal 2001. The reduction in interest expense is the result of a decrease in the weighted average interest rate of 2.4 percent due to general interest rate reductions and lower average outstanding balances during the quarter of approximately $2.6 million.

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

Tax Provision: The provision for income taxes increased approximately $1.4 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2001 TO FIRST NINE MONTHS FISCAL 2002

During the first nine months of fiscal 2002, net income increased $3.7 million from the first nine months of fiscal 2001. Comparability of net income is, however, difficult because fiscal 2002 was impacted by a restructuring charge, gain from pension curtailment, significant changes in interest rates, and the implementation of SFAS No. 142 which reduced amortization expense, and the charge associated with the Dean Pickle settlement. Accordingly, management believes, to fairly evaluate results, an evaluation of EBITDA (excluding non-recurring items) is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA, (excluding non-recurring items) for the first nine months of fiscal 2002 versus the prior year, increased $0.2 million. EBITDA was impacted by increased marketing costs of approximately $5.0 million, associated with a new product launch during the first quarter of fiscal 2002, increased warehousing costs due to an increase in inventory levels, and increased production costs incurred in the first quarter of fiscal 2002 associated with inventory produced in the prior year at a greater cost. Significant favorable items offsetting these increases in costs include pricing improvements, fixed cost reductions resulting from restructuring actions and declines in manufacturing costs resulting from the current year production activities.

Net sales during the nine months declined $71.5 million or 8.3 percent. Of this decline, $21.4 million is associated with a co-pack agreement for canned vegetables in the Midwest in fiscal 2001 and an additional $10.0 million in fiscal 2001 associated with the Northwest inventory purchase. The remaining $40.1 million is primarily attributable to lower volume due to overall market declines in the frozen skillet meal category and short-term declines in the food service channel subsequent to September 11, 2001. The total frozen vegetable category in the year to date period ending March 2002 showed a decline of approximately 6.0 percent. However, the Company's overall year-to-date market share showed an improvement of 0.3 points. The Company estimates its overall market share for the year to date period ending March 2002, for frozen vegetables to be 31.8 percent. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Excluding sales associated with the co-pack agreement and the Northwest inventory purchase in fiscal 2001, vegetable net sales declined $31.0 million or
5.2 percent. Competitive pressures within the Company's non-branded business accounted for $18.8 million of the decline. The Company's non-branded business yields lower margins than that of its branded products. During the first quarter of fiscal 2002, Agrilink Foods implemented a price increase across all non-branded vegetable commodities to offset industry wide cost increases. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing increases.

Overall branded net sales showed a decline of $12.2 million from the prior year. Significant components associated with this change are highlighted below. The launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $7.4 million of additional net sales. Net sales of Birds Eye frozen vegetables within the retail channel increased approximately $3.5 million due to the conversion of a major club store customer from a private label to brand product line. These increases are offset by a $11.8 million decrease in the Birds Eye Voila! product line as a result of continued declines in the home meal replacement category. For the year to date period ending March 2002, the frozen skillet meal category declined approximately 21.0 percent. Birds Eye Voila!, the leading brand in this category, has experienced declines consistent with the category. Further, net sales declines of $9.8 million were experienced in the Company's regional branded product lines due to competitive pressures and overall declines in the vegetable market.

EBITDA for the vegetable product line (excluding the Dean settlement highlighted above) declined $2.7 million or 3.9 percent during the first nine months of fiscal 2002 as compared to the prior year. Approximately $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye Simply Grillin' during the first quarter of fiscal 2002 and an additional $2.4 million of incremental marketing activity for other branded vegetable products. In addition, warehousing costs have increased due to an increase in inventory levels over the prior year and production costs incurred in the first quarter of fiscal 2002 were higher due to inventory produced in the prior year at a greater cost. Offsetting these increases in costs are the benefits achieved from pricing actions taken in January 2001 and declines in manufacturing costs resulting from the current year production activities.

EBITDA for the fruit product line increased $3.6 million or 24.3 percent primarily attributable to improved pricing, timing of various marketing initiatives, and continuous efforts to reduce product costs. Fruit net sales have, however, showed a modest decrease of $1.4 million or 1.5 percent.

Net sales for the snack product line showed a decline of $0.3 million, or 0.5 percent. Improvements in net sales within the potato chip business were $1.9 million, while the popcorn product line decreased $2.2 million. EBITDA declined $1.0 million or 14.1 percent. The popcorn business continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected in the first half of fiscal 2002 by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. These transition efforts have now been completed.

Net sales for canned meals decreased $4.1 million, or 10.0 percent, while EBITDA decreased $0.1 million, or 1.0 percent. Net sales declined due to a decision to not participate in an unprofitable promotion with a major retailer.

The other product line EBITDA, primarily represented by salad dressings, increased $0.4 million, or 11.8 percent. Net sales, however, decreased $3.3 million, or 10.6 percent. While EBITDA benefited from reductions in raw product costs, including oil, net sales declined due to competitive activity in the dressing category being negatively impacted by the actions of one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income, excluding non-recurring items, the settlement with Dean Pickle described above, and the implementation of SFAS No. 142, increased from $72.3 million in fiscal 2001 to $72.7 million in fiscal 2002. This represents an increase of $0.4 million or 0.6 percent. Declines in operating income within vegetables, snacks, and canned meals were $2.8 million, $0.2 million, and $0.2 million, respectively. The increase within fruits was $2.7 million and the other product line $0.9 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses, excluding the arbitration settlement with Dean Pickle above, have decreased $1.2 million or 1.3 percent as compared with the first nine months of the prior fiscal year. The decrease is primarily attributable to a $6.6 million reduction in amortization expense resulting from the implementation of SFAS No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). Variable selling costs, consisting primarily of brokerage expense, decreased $3.5 million due to reduced volumes and reduced rates in the non-branded category. In addition, savings of approximately $2.4 million were associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending. These savings were partially offset by a $5.0 million increase in marketing expenses associated with the retail launch of Birds Eye Simply Grillin' during the first quarter and a $2.0 million increase for other branded marketing initiatives during the second quarter of fiscal 2002. Additionally, in fiscal 2002 there was an increase in various employee incentive programs compared to the first nine months of the prior fiscal year.

Restructuring: On June 23, 2000 the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next six months.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $1.3 million has been paid and the remaining termination benefits will be liquidated during the next three months.

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

Interest Expense: Interest expense decreased $7.9 million to $51.6 million in the first nine months of fiscal 2002 from $59.5 million in the first nine months of fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 1.78 percent resulting from general interest rate reductions, offset by higher average outstanding balances during the first nine months of the year of approximately $3.9 million. Additionally, interest expense was negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with the Company's credit facility. (See NOTE 5 of the "Notes to Consolidated Financial Statements.")

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

Tax Provision: The provision for income taxes increased approximately $2.8 million from the prior year as a result of the change in earnings before tax. Agrilink Foods' effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the nine months ended March 30, 2002 compared to the nine months ended March 24, 2001.

Net cash used in operating activities increased $13.6 million over the nine months of the prior fiscal year. The increase was the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the Northwest inventory of $21.6 million. In addition, the Company has reduced its general repack levels in an effort to manage its inventory position.

Net cash used in investing activities in the first nine months of fiscal 2002 decreased $5.5 million from the first nine months of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment offset by a reduction in equipment purchases of $9.4 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $6.6 million. This increase was primarily due to a $3.2 million mandatory prepayment associated with the sale of certain pickle machinery and equipment in fiscal 2001. Additionally, short-term borrowings in fiscal 2002 increased by a modest $3.1 million.

Borrowings: Under the Company's credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 30, 2002, (i) cash borrowings outstanding under the Revolving Credit Facility were $75.4 million, (ii) there were $20.6 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $104.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of March 30, 2002, Pro-Fac and the Company are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002. The Revolving Credit Facility and the Term Loans are scheduled to be renegotiated during the fall of 2003. There can be no assurance that the Company will obtain terms at least as favorable as its current bank agreements, and different terms may require the Company to reexamine the cash used for investing and financing activities.

In March 2002, Agrilink Foods entered into an exclusive letter of intent with Vestar Capital Partners related to a capital investment of $175 million, before fees and other expenses. It is contemplated that the investment would be in the form of preferred and common equity interests. The closing of the transaction is subject to the negotiation and execution of definitive agreements, together with other customary conditions of closing.

                          CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: customer receivables, inventories, self-insurance programs, promotional activities, long-lived assets and retirement benefits.

We believe that the following are considered our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not inclusive.

Allowance for Doubtful Accounts: Management uses various data and historical information to evaluate the adequacy of the reserve for receivables estimated to be uncollectable as of the consolidated balance sheet date. In most circumstances when we become aware of factors that may indicate a deterioration in a customer's ability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Changes in estimates, developing trends and other new information can have a material effect on future evaluations.

Inventory: Under the FIFO method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the cost of these items are used to reflect ending inventory. The Company prices its inventory at the lower of cost or market value on the first-in, first-out (FIFO) method.

A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this item.

Self - insurance Programs: We record estimates for certain health and welfare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

Promotional Activities: Our promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on our products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Impairment of Long-lived Assets: Impairment losses are recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. We consider historical performance and estimated future results in our evaluation of potential impairment. The future net cash flows are based on management's current estimates and assumptions. Changes in facts or circumstances could result in changes to these estimates and assumptions resulting in a potential material impact to future financial results.

Pensions: Our defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". The most significant elements in determining our pension expense in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate used to discount plan liabilities. Our expected return on plan assets is generally 9.5 percent. Our discount rate assumption is developed based on a hypothetical portfolio of high quality (Aa or better) debt instruments that generate cash flows equal to the projected benefit payments under the plans. Our discount rate on plan liabilities is generally 7.8 percent. We believe that our assumptions are reasonable.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At March 30, 2002, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from March 2002 to May 2002. At March 30, 2002, the fair value of the open contracts was an after-tax gain of $0.1 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the third quarter of fiscal 2002, approximately $0.4 million was reclassified from other comprehensive income to cost of goods sold. For the first nine months of fiscal 2002, approximately $0.8 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                     ----------------

Contract amounts                                      9 million Pesos
Weighted average settlement exchange rate               11.1463%

On May 2, 2002, the Company entered into foreign currency forward contracts to purchase Mexican pesos that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated sales. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales. The termination date for the agreement is April 2003.

                                                     Foreign Currency
                                                          Forward
                                                     -----------------

Contract amounts                                     134 million Pesos
Weighted average settlement exchange rate                9.762%


Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At March 30, 2002, the Company had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

                                                        Swap
                                                     Corrugated
                                               (Unbleached Kraftliner)
                                           -------------------------------

Notional amount                                   36,000 short tons
Average paid rate                                  $400/short ton
Average receive rate                       Floating rate/short ton - $415
Maturities through                                    June 2003

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The termination date for the agreement is June 2003.

                                                       Swap
                                                   Polyethylene
                                       -------------------------------------
Notional amount                                  6,250,000 pounds
Average paid rate                                   $.355/pound
Average receive rate                   Floating rate with monthly settlement
Maturities through                                   June 2003

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. In September 2001, the Company entered into an interest rate cap agreement with a major financial institution. The Company designates this interest rate cap as a cash flow hedge.

The interest rate cap contract is for a period of two years and became effective on October 5, 2001. Approximately 62 percent of the underlying debt is being hedged with this interest rate cap and protects against three-month LIBOR rates exceeding 5 percent.

The Company paid a one-time fee for the cap of approximately $0.6 million that is marked to market over the life of the interest rate cap. Changes in the cap's fair value are deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes the Company's interest rate cap agreement:

                                                       March 30, 2002
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

For the 2001 crop season, dry weather conditions in the Company's New York and Midwest growing regions negatively impacted production costs. Management has initiated pricing actions and cost reduction initiatives in order to fully offset any crop-related production cost increases.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit Number                  Description
           -------------- -----------------------------------------------------
               10.1       Agrilink Foods, Inc. Key Executive Severance Plan - A

               99.1 Pro-Fac Cooperative, Inc. Financial Statements for the Quarterly Period Ended March 30, 2002

     (b)  Reports on Form 8-K:

               On January 25, 2002, the Company filed a report on Form 8-K to report fiscal 2002 actual and plan operating results.

               On March 12, 2002, the Company filed a report on Form 8-K to report that it had entered into an exclusive letter of intent with Vestar Capital Partners.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AGRILINK FOODS, INC.



Date: May 13, 2002                         By:/s/   Earl L. Powers
      ------------                            ---------------------------------
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

















                                                                 **