Form 10-K
period 2002-06-29
AGRILINK FOODS INC
filed 2002-09-26
CIK 26285

             -----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                              Form 10-K Equivalent
                              --------------------

          (Mark One)
            [ ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 29, 2002

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Transition Period from _______ to _______

                              AGRILINK FOODS, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                              16-0845824
      (State of incorporation)          (IRS Employer Identification Number)

             90 Linden Oaks, PO Box 20670, Rochester, NY 14602-0670
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (585) 383-1850
        Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES   NO
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant:

                                      NONE

           Number of common shares outstanding at September 25, 2002:

                              Common Stock: 11,000

             -----------------------------------------------------

* This Form 10-K Equivalent is only being filed pursuant to a requirement contained in the indenture governing Agrilink Foods, Inc.'s 11 7/8% Senior Subordinated Notes Due 2008.

                               1 of 78 Pages

             FORM 10-K EQUIVALENT ANNUAL REPORT - Fiscal Year 2002
                              AGRILINK FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                     PAGE
ITEM 1.  Description of Business

            Cautionary Statement on Forward-Looking Statements...................................................      3
            General Development of Business......................................................................      3
            Narrative Description of Business ...................................................................      6
            Financial Information About Industry Segments........................................................      7
            Packaging and Distribution...........................................................................      7
            Trademarks...........................................................................................      7
            Raw Material Sources.................................................................................      8
            Environmental Matters................................................................................      8
            Seasonality of Business..............................................................................      9
            Practices Concerning Working Capital.................................................................      9
            Significant Customers................................................................................      9
            Backlog of Orders....................................................................................      9
            Business Subject to Government Contracts.............................................................      9
            Competitive Conditions...............................................................................      9
            Market and Industry Data.............................................................................     10
            New Products and Research and Development............................................................     10
            Employees............................................................................................     10
ITEM 2.  Description of Properties................................................................................    11
ITEM 3.  Legal Proceedings........................................................................................    12
ITEM 4.  Submission of Matters to a Vote of Security Holders......................................................    12

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder Matters.................................    13
ITEM 6.  Selected Financial Data..................................................................................    14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................    15
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk...............................................    27
ITEM 8.  Financial Statements and Supplementary Data..............................................................    28
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................    64

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.......................................................    65
ITEM 11. Executive Compensation...................................................................................    67
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...........................................    69
ITEM 13. Certain Relationships and Related Transactions...........................................................    69

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................    72
         Signatures...............................................................................................    77
         Certification............................................................................................    78

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Agrilink Foods, Inc. (the "Company" or "Agrilink Foods") makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-K Equivalent and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that could impact the Company include:

 o the impact of strong competition in the food industry, including competitive pricing;

 o   the impact of changes in consumer demand;

 o   the impact of weather on the volume and quality of raw product;

 o the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

 o the continuation of the Company's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies) and the availability of acquisition and alliance opportunities;

 o the Company's ability to achieve gains in productivity and improvements in capacity utilization;

 o   the Company's ability to service debt;

 o   interest rate fluctuations; and

 o   effectiveness of marketing and shifts in market demand.

                         GENERAL DEVELOPMENT OF BUSINESS

Agrilink Foods, incorporated in 1961, is a producer and marketer of processed food products. The terms "Company" and "Agrilink Foods" mean "Agrilink Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Agrilink Foods is the country's largest manufacturer and marketer of frozen vegetables. The Company markets its branded frozen vegetable products under the Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's names. In addition, Agrilink produces other branded processed foods, including canned vegetables (Freshlike and Veg-All), pie fillings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley) and snacks (Tim's, Snyder of Berlin and Husman's). The Company's other branded products are listed under the "Trademarks" section of this report. Agrilink also produces many of these products for the private label, food service and industrial markets. The Company's private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded, and battered products which are sold to customers such as Albertson's, Fleming, Western Family, Safeway, Wal-Mart/Sam's, SuperValu, BJ's, Wegmans and Winn-Dixie. The Company's food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as US Food Service, Gordon Food Service, PYA Monarch, Kraft Foods, ConAgra Foods, Food Service of America, MBM Corporation, and SYSCO. In fiscal 2002, approximately 62 percent of the Company's net sales were branded and the remainder divided between private label and food service/industrial.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24% of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72% and Vestar owns 56.24% of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Also, as part of the Transaction, executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire with a combination of cash and promissory notes an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04% of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1% of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Company Agreement discussed below.

As part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

Also, immediately following the closing of the Transaction, Agrilink Foods changed its corporate domicile to Delaware by means of a reincorporation merger. The reincorporation merger complied with section 5.01 of the indenture for the 11 7/8% Senior Subordinated Notes due 2008.

The Transaction will cause our assets and liabilities to be reflected at fair value subsequent to the closing.

Also in connection with the Transaction, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of
(i) a $200 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Credit Facilities"). The proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Agrilink Foods' indebtedness under its existing senior credit facilities with Harris Trust and Savings Bank and the lenders thereunder, to consummate the Transaction, and to pay related fees and expenses incurred in the Transaction. The Transaction allowed for an immediate reduction in the debt of Agrilink Foods of approximately $140.0 million. Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of its outstanding 11 7/8% Senior Subordinated Notes due 2008 to amend or waive certain provisions in the indenture governing the notes.

In connection with the Transaction, certain of the parties to the Transaction entered into several agreements effective as of the Closing Date, including the following:

(i) Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Agrilink Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

(ii) Securityholders Agreement. Holdings LLC, Pro-Fac and Vestar, together with others, entered into a securityholders agreement dated August 19, 2002 (the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods to be set at nine and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods, five members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Agrilink Foods and one member/director designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Agrilink Foods) and Vestar.

(iii) Management Agreement. Agrilink Foods, Holdings Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and an affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings Inc. and Agrilink Foods. In consideration for such services, Holdings Inc. and Agrilink Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million and 0.7% of Agrilink Foods' earnings, before interest, tax, depreciation and amortization. In addition, on the Closing Date, Agrilink Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the Transaction.

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the existing marketing and facilitation agreement between Pro-Fac and Agrilink Foods, which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac (the "Existing Marketing and Facilitation Agreement") has been terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Existing Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the Commercial Market Value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Existing Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Existing Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink's needs for each particular crop, then certain shortfall payments are made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac.

Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement will report only to the chief executive officer (or other representative) of Agrilink Foods.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

The foregoing description of agreements is only a summary and reference is made to those agreements, copies of which are filed as exhibits to this Form 10-K Equivalent or, although included in the exhibit index to this report have been previously filed by Agrilink Foods with the SEC. Each statement is qualified in its entirety by such reference.

                        NARRATIVE DESCRIPTION OF BUSINESS


The Company has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Company's four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, Southern-specialty products such as black-eyed peas, okra, and Southern squash, frozen meal starters with pasta or potatoes and sauce, complete frozen meals in a bag, and frozen soups. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2002 vegetable product line net sales represented approximately 72 percent of the Company's total net sales. Within this product line net sales of approximately 59 percent represented branded products, 16 percent represented private label products and 25 percent represented food service/industrial products.

The Company is also a 50 percent partner with Flanagan Brothers, Inc. in Great Lakes Kraut Company, LLC, a New York limited liability company. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company, a subsidiary of Dean Foods. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Under terms of the sale, Agrilink Foods packed Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant. The co-pack contract ended in June 2002 and Agrilink ceased production at this location. The Company subsequently converted this location to additional warehouse space.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Company is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2002, fruit product line net sales represented approximately 11 percent of the Company's total net sales. Within this product line, net sales of approximately 52 percent represented branded products, 19 percent represented private label products, and 29 percent represented food service/industrial products.

On September 5, 2002, the Company announced that it had reached an agreement in principle to sell its applesauce business to Knouse Foods. The applesauce had been produced in Agrilink's Red Creek, New York and Fennville, Michigan facilities. This sale will result in the closure of the Red Creek facility. The Michigan plant will continue to operate as a production facility.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. In fiscal 2002 snacks net sales represented approximately 9 percent of the Company's total net sales. Within this product line, net sales of approximately 93 percent represented branded products, 4 percent represented private label products, and 3 percent represented food service/industrial products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. In fiscal 2002 net sales for canned meals represented approximately 5 percent of the Company's total net sales. Within this product line, net sales of approximately 71 percent represented branded products, 25 percent represented private label products, and 4 percent represented food service/industrial products.

Other: The Company's other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2002, other net sales represented approximately 3 percent of the Company's total net sales.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in four industry segments: vegetables, fruits, snacks, and canned meals. The financial statements for the fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000, which are included in this report, reflect the information relating to those segments for each of the Company's last three fiscal years.

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

The Company also maintains a long-term logistics agreement with Americold under which Americold manages the Company's Montezuma, Georgia frozen food distribution facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of the Company's trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Company's intent to maintain its trademark registrations. The major brand names utilized by the Company follow:

Product Line                                                         Brand Name
------------     ------------------------------------------------------------------------------------------------------------
Vegetables       Birds Eye,  Birds Eye Voila!(1), Birds Eye Simply  Grillin'(1),  Birds Eye Hearty  Spoonfuls(1);  Birds Eye
                 Fresh(1), Freshlike, Veg-All, Brooks, Chill-Ripe,  Comstock,  Greenwood,  McKenzie's,  McKenzie's Gold King,
                 Southern Farms, Southland, Nalley, Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits           Birds Eye,  Chill-Ripe,  Comstock,  Globe,  McKenzies,  Orchard Fresh,  Pixie,  Southern  Farms,  Thank You,
                 Squeezle Sauz(1), West Bay, Wilderness, Tropic Isle

Snacks           Snyder of Berlin,  Thunder  Crunch,  Tim's Cascade Chips, La Restaurante,  Erin's,  Husman,  Naturally Good,
                 Beehive, Pops-Rite, Savoral, Super Pop, Flavor Destinations(1)

Canned Meals     Nalley, Mariners Cove, Riviera

Other            Bernstein's, Nalley

(1) Application filed and U.S. federal registration is pending.

(2) Represent trademarks of Great Lakes Kraut Company, LLC. The Company owns a
    50 percent interest in this joint venture.



                              RAW MATERIAL SOURCES

Of the commodity types supplied by Pro-Fac, approximately 61 percent were received from members of Pro-Fac during fiscal 2002. The Company also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. Agrilink Foods expects to continue to purchase a substantial portion of its raw product needs from Pro-Fac pursuant to the Amended and Restated Marketing and Facilitation Agreement. See further discussion of the relationship with Pro-Fac in NOTE 3 and NOTE 15 to the "Notes to Consolidated Financial Statements."

Weather conditions can impact the vegetable and fruit portions of the business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation.

The utilization of the Company's facilities is directly correlated to the timing of crop harvests and crop yields. Poor weather conditions hurt crop yields and result in uneven crop delivery cycles that increase production costs. In addition, pricing can be impacted by crop size and yields and the overall national supply.

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

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2002, total capital expenditures of the Company were $15.0 million of which approximately $0.8 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.5 million for the 2003 fiscal year. However, there can be no assurance that expenditures will not be higher.

As part of the Transaction, Pro-Fac agreed to indemnify Agrilink Foods for certain liabilities. Generally, environmental matters are subject to indemnification if the particular liability exceeds $200,000 once the aggregate of all liabilities subject to indemnification exceeds a $10 million indemnification "basket." In addition, however, a specific indemnification provision is in place covering the Lawton, Michigan facility of Agrilink Foods. The Unit Purchase Agreement for the Transaction provides that Agrilink Foods retains responsibility for up to $2.5 million of capital expenditures to address environmental compliance provided those expenditures are incurred over a three-year period commencing on August 19, 2002.

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

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. The Company uses its revolving credit facility for seasonal borrowings, the amount of which fluctuates during the year. Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

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

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2002, marketing programs for national brands focused primarily on Birds Eye Voila! and Birds Eye Simply Grillin'. National advertising campaigns can include television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

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

The percentage of sales under brand names owned and promoted by the Company amount to approximately 62 percent; food service/industrial sales represent approximately 23 percent; and private label sales currently represent approximately 15 percent.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by the Company compete with the nationally advertised brands of leading food processors, including Del Monte, Green Giant, Frito-Lay, Kraft, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K Equivalent were derived from industry sources believed by the Company to be reliable, including information provided by Information Resources, Inc. Such data were obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

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

During fiscal 2002, the Company developed Birds Eye Hearty Spoonfuls, a frozen soup product that includes large cut Birds Eye vegetables and bite size pieces of protein in a variety of flavors. Birds Eye Hearty Spoonfuls was introduced in the first quarter of fiscal 2003, in conjunction with a national advertising campaign. During the fourth quarter of fiscal 2001, the Company introduced Birds Eye Simply Grillin', a preseasoned blend of top quality Birds Eye vegetables in a foil tray.

                                    EMPLOYEES

As of June 29, 2002, the Company had approximately 4,000 full-time employees, of whom 2,839 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 1,484 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Agrilink Foods or one of its subsidiaries or leased from unaffiliated third parties. The majority of the properties owned by Agrilink Foods are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Company also has dispersed warehouse locations to facilitate the distribution of finished products. Agrilink Foods believes that its facilities are in good condition and suitable for the operations of the Company.

The Company's Alamo, Texas and Enumclaw, Washington properties are held for sale.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale, certain public warehouses leased by the Company from unaffiliated third parties from time to time, and facilities owned by the Company's joint venture, Great Lakes Kraut Company,
LLC). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Product Line)                                   Location                              Square Feet
----------------------------------                                   --------                              -----------

Vegetables:

Warehouse                                                            Sodus, MI                                 243,138
Freezing plant, warehouse, dry storage, and office                   Barker, NY                                123,600
Freezing plant                                                       Bergen, NY                                138,554
Cold storage and repackaging plant and public storage warehouse      Brockport, NY                             404,410
Freezing plant, canning plant, and warehouse                         Oakfield, NY                              263,410
Freezing plant, cold storage, repackaging plant and office           Montezuma, GA                             591,300
Freezing plant, cold storage, and office                             Bridgeville, DE                           104,383
Freezing plant and repackaging plant                                 Celaya, Mexico                            318,620
Freezing plant and distribution center                               Darien, WI                                348,800
Freezing plant, repackaging plant and warehouse                      Fairwater, WI                             178,298
Repackaging plant and distribution center                            Fulton, NY                                263,268
Freezing and canning plant and office                                Green Bay, WI                             492,446
Freezing plant and repackaging plant(1)                              Oxnard, CA                                 39,082
Repackaging plant(1)                                                 San Antonio, TX                            20,445
Freezing plant and warehouse                                         Uvalde, TX                                146,625
Freezing plant, repackaging plant and warehouse                      Watsonville, CA                           207,600
Freezing plant, repackaging plant and warehouse                      Waseca, MN                                258,475
Labeling plant and distribution center(1)                            Fond du Lac, WI                           330,000
Manufacturing plant and warehouse                                    Tacoma, WA                                295,468
Warehouse(1)                                                         Waseca, MN                                 91,400

Fruits:

Canning plant and warehouse(2)                                       Red Creek, NY                             153,076
Canning plant and warehouse                                          Fennville, MI                             350,000
Canning plant and warehouse                                          Lawton, MI                                142,000

Snacks:

Manufacturing plant                                                  Ridgway, IL                                50,000
Manufacturing plant, warehouse, distribution center, and office(1)   Algona, WA                                107,000
Manufacturing plant, warehouse, and office                           Berlin, PA                                190,225
Manufacturing plant, warehouse, and office                           Cincinnati, OH                            113,576
Distribution center(1)                                               Elwood City, PA                             8,000
Distribution center(1)                                               Monessen, PA                               10,000
Distribution center(1)                                               Coraopolis, PA                             15,000
Distribution center(1)                                               Canal Fulton, OH                           14,000
Distribution center(1)                                               Altoona, PA                                10,000
Distribution center(1)                                               Ashland, KY                                10,760

Type of Property (By Product Line)                                   Location                              Square Feet
----------------------------------                                   --------                              -----------

Snacks (Continued):

Distribution center(1)                                               Bristol, TN                                11,500
Distribution center(1)                                               Knoxville, TN                              12,500
Distribution center(1)                                               Dayton, OH                                  9,200

Canned Meals:

Canning plant, warehouse and distribution center                     Tacoma, WA                                313,488

Other:

Manufacturing plant, warehouse and office building                   Tacoma, WA                                372,164
Parking lot and yards(1)                                             Tacoma, WA                                305,470
Office Building - Fuller Building(1)                                 Tacoma, WA                                 60,000
Headquarters office(1)                                               Rochester, NY                              76,372

(1) Leased from third parties, although certain related equipment is owned by the Company.

(2) On September 5, 2002, Agrilink Foods announced that it had reached an agreement in principle to sell its applesauce business to Knouse Foods. The applesauce had been produced at Agrilink's Red Creek, New York and Fennville, Michigan facilities. This sale will result in the closure of the Red Creek facility.

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

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink agrees to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms matter and the Seifer Trust matter, pending in bankruptcy court in Eugene, Oregon. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        MATTERS

As of June 29, 2002, all of the capital stock of the Company was owned by Pro-Fac Cooperative, Inc. As a result of the Transaction, Agrilink Foods became the indirect, wholly-owned subsidiary of Holdings, LLC. Agrilink Foods is a direct, wholly-owned subsidiary of Agrilink Holdings, Inc., which is, in turn, a direct, wholly-owned subsidiary of Agrilink Holdings, LLC. Vestar acquired control of the Company in the Transaction. Vestar owns 56.24% and Pro-Fac owns 40.72% of the common equity securities of Holdings LLC. As is indicated earlier in this Form 10-K Equivalent, in connection with the Transaction, certain executive officers and other members of Agrilink Foods' management, entered into subscription agreements with Holdings, LLC to acquire Class C common units and Class D common units of Holdings, LLC, representing approximately 3.04% of the common equity ownership of Holdings, LLC. As of September 25, 2002, less than 1% of these common equity ownership units remained unissued. See General Development of Business and NOTES 1, 3, 9, and 15 to the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                              Agrilink Foods, Inc.

                        FIVE YEAR SELECTED FINANCIAL DATA

(Dollars in Thousands)
                                                                                  Fiscal Year Ended June
                                                    ------------------------------------------------------------------------
                                                        2002          2001(a)         2000          1999(b)           1998
                                                    ------------   ------------   -----------     -----------    -----------
Consolidated Summary of Operations:
   Net sales                                        $ 1,010,540    $ 1,141,380    $ 1,086,301     $ 1,108,130    $   681,878
   Cost of sales                                       (795,297)      (928,806)      (857,319)       (903,891)      (546,578)
                                                    -----------    -----------    -----------     -----------    -----------
   Gross profit                                         215,243        212,574        228,982         204,239        135,300
   Selling, administrative, and general expenses       (117,447)      (133,115)      (135,325)       (136,173)       (81,554)
   Income from joint venture                              2,457          1,779          2,418           2,787          1,893
   Gain from pension curtailment                          2,472              0              0               0              0
   Gains on sales of assets                                   0              0          6,635          64,734              0
   Restructuring                                         (2,622)             0              0          (5,000)             0
   Goodwill impairment charge                          (179,025)             0              0               0              0
                                                    -----------    -----------    -----------     -----------    -----------
   Operating (loss)/income before dividing with
     Pro-Fac                                            (78,922)        81,238        102,710         130,587         55,639
   Interest expense                                     (66,420)       (79,775)       (78,054)        (65,339)       (30,633)
   Amortization of debt issue costs associated with
     the Bridge Facility                                      0              0              0          (5,500)             0
                                                    -----------    -----------    -----------     -----------    -----------
   Pretax (loss)/income before dividing with
     Pro-Fac and before extraordinary item             (145,342)         1,463         24,656          59,748         25,006
   Pro-Fac share of income before extraordinary item    (16,842)          (732)       (12,328)         (1,658)       (12,503)
                                                    -----------    -----------    -----------     -----------    -----------
   (Loss)/income before taxes and extraordinary item   (162,184)           731         12,328          58,090         12,503
   Tax benefit/(provision)                               31,490           (660)        (5,904)        (24,770)        (5,689)
                                                    -----------    -----------    ------------    -----------    -----------
   (Loss)/income before extraordinary item             (130,694)            71          6,424          33,320          6,814
   Extraordinary item relating to the early
     extinguishment of debt (net of income taxes and
       after dividing with Pro-Fac)                           0              0              0         (16,366)             0
                                                    -----------    -----------    -----------     -----------    -----------
   Net (loss)/income                                $  (130,694)   $        71    $     6,424     $    16,954    $     6,814
                                                    ===========    ===========    ===========     ===========    ===========
Balance Sheet Data:
   Working capital                                  $   299,211    $   253,010    $   254,094     $   225,363    $   108,075
   Ratio of current assets to current liabilities         3.1:1          2.2:1          2.2:1           2.0:1          1.9:1
   Total assets                                     $   857,246    $ 1,078,565    $ 1,098,887     $ 1,110,061    $   568,971
   Long-term debt and senior-subordinated notes
     (excludes current portion)                     $   623,057    $   631,128    $   644,712     $   668,316    $   229,937

Other Statistics:
     Average number of employees:
     Regular                                              4,239          4,627          5,510           6,040          3,620
     Seasonal                                             1,649          2,931          2,152           2,838          1,125

(a) Consists of 53 weeks.

(b) Includes nine months of operating results from the September 28, 1998 acquisition of the frozen and canned vegetable business of Dean Foods Vegetable Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2000 through fiscal 2002.

Agrilink Foods has four primary product lines including: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Brand products within this category include Bernstein's and Nalley.

The following tables illustrate the Company's results of operations by product line for the fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000, and the Company's total assets by product line at June 29, 2002, June 30, 2001, and June 24, 2000.

Net Sales
(Dollars in Millions)

                                                                         Fiscal Years Ended
                                        -------------------------------------------------------------------------------------
                                               June 29,                        June 30,                       June 24,
                                                 2002                            2001                           2000
                                        ----------------------          ----------------------         ----------------------
                                                          % of                           % of                           % of
                                           $              Total             $            Total            $             Total
                                        -------          ------         --------        ------         --------        ------
Vegetables                                727.9            72.0            839.4          73.6            724.0          66.6
Fruits                                    111.4            11.0            117.7          10.3            112.8          10.4
Snacks                                     88.1             8.7             89.4           7.8             83.3           7.7
Canned Meals                               46.0             4.6             51.6           4.5             49.9           4.6
Other                                      37.1             3.7             43.2           3.8             48.5           4.5
                                       --------          ------         --------        ------         --------       -------
   Continuing segments                  1,010.5           100.0          1,141.3         100.0          1,018.5          93.8
Businesses sold(1)                          0.0             0.0              0.0           0.0             67.8           6.2
                                       --------          ------         --------        ------         --------       -------
     Total                              1,010.5           100.0          1,141.3         100.0          1,086.3         100.0
                                       ========          ======         ========        ======         ========       =======


(1) Includes net sales of operations sold. See NOTE 4 to the "Notes to Consolidated Financial Statements."

Operating Income(1),(2)
(Dollars in Millions)
                                                                         Fiscal Years Ended
                                        -------------------------------------------------------------------------------------
                                               June 29,                        June 30,                       June 24,
                                                 2002                            2001                           2000
                                        ----------------------          ----------------------         ----------------------
                                                          % of                           % of                           % of
                                           $              Total             $            Total            $             Total
                                        -------          ------         --------        ------         --------        ------
Vegetables                                 67.2           67.0            54.7           67.4           64.4            66.9
Fruits                                     17.8           17.7            12.4           15.3           14.9            15.5
Snacks                                      6.6            6.6             5.6            6.9            6.7             7.0
Canned Meals                                5.2            5.2             6.6            8.1            6.7             7.0
Other                                       3.5            3.5             1.9            2.3            4.6             4.8
                                          -----          -----          ------          -----          -----          ------
   Continuing segments                    100.3          100.0            81.2          100.0           97.3           101.2
Businesses sold(3)                          0.0            0.0             0.0            0.0           (1.2)           (1.2)
                                          -----          -----          ------          -----          -----          ------
     Total(4)                             100.3          100.0            81.2          100.0           96.1           100.0
                                          =====          =====          ======          =====          =====          ======

(1) Excludes the goodwill impairment charge, restructuring, gain from pension curtailment, and gains on sales of assets. See NOTES 1, 2, 4, and 11 to the "Notes to Consolidated Financial Statements."

(2) In accordance with Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetables, fruits, snacks, canned meals, and other product lines for fiscal 2001 and 2000 was $6.9 million, $0.1 million, $0.4 million, $0.7 million, and $0.7 million, respectively, and $5.2 million, $0.1 million, $0.6 million, $0.7 million, and $0.7 million, respectively. In fiscal 2002, the Company recognized a non-cash goodwill impairment charge of approximately $179.0 million ($137.5 million net of tax). See NOTE 2 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold. See NOTE 4 to the "Notes to Consolidated Financial Statements."

(4) Operating income less interest expense of $66.4 million, $79.8 million, and $78.1 million, for the years ended June 29, 2002, June 30, 2001, and June 24, 2000, respectively, results in pretax income before dividing with Pro-Fac. Management does not allocate interest expense to product lines when evaluating product line performance.

EBITDA(1),(2)
(Dollars in Millions)
                                                                         Fiscal Years Ended
                                        -------------------------------------------------------------------------------------
                                               June 29,                        June 30,                       June 24,
                                                 2002                            2001                           2000
                                        ----------------------          ----------------------         ----------------------
                                                          % of                           % of                           % of
                                           $              Total             $            Total            $             Total
                                        -------          ------         --------        ------         --------        ------
Vegetables                                 90.9           68.8            84.6           69.5           92.5            68.4
Fruits                                     21.7           16.4            15.4           12.6           17.0            12.6
Snacks                                      8.9            6.7             9.4            7.7            9.8             7.3
Canned Meals                                6.2            4.7             8.1            6.7            8.6             6.4
Other                                       4.5            3.4             4.3            3.5            6.5             4.8
                                          -----          -----          ------          -----          -----          ------
   Continuing segments                    132.2          100.0           121.8          100.0          134.4            99.5
Businesses sold(3)                          0.0            0.0             0.0            0.0            0.7             0.5
                                          -----          -----          ------          -----          -----          ------
     Total                                132.2          100.0           121.8          100.0          135.1           100.0
                                          =====          =====          ======          =====          =====          ======

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividing with Pro-Fac and before interest expense, depreciation and amortization of goodwill and other intangibles.

    EBITDA should not be considered as an alternative to net income or cash flows from operations or any other generally accepted accounting principles measure of performance or as a measure of liquidity.

    EBITDA is included herein because the Company believes EBITDA is a financial indicator of a company's liquidity and ability to service debt. EBITDA as calculated by Agrilink Foods may not be comparable to calculations as presented by other companies.

(2) Excludes the goodwill impairment charge, restructuring, gain from pension curtailment, and gains on sales of assets. See NOTES 1, 2, 4, and 11 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold. See NOTE 4 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)
                                                                         Fiscal Years Ended
                                        -------------------------------------------------------------------------------------
                                               June 29,                        June 30,                       June 24,
                                                 2002                            2001                           2000
                                        ----------------------           ---------------------          ---------------------
                                                          % of                           % of                           % of
                                           $              Total             $            Total            $             Total
                                        -------          ------          -------        ------          -------        ------
Vegetables                                665.5           77.6             854.9         79.3             876.3         79.7
Fruits                                     77.2            9.0              72.7          6.8              80.0          7.2
Snacks                                     40.7            4.8              47.6          4.4              44.0          4.0
Canned Meals                               26.8            3.1              45.7          4.1              45.9          4.2
Other                                      43.1            5.1              57.6          5.3              52.4          4.8
                                        -------          -----           -------        -----           -------        -----
   Continuing segments                    853.3           99.6           1,078.5         99.9           1,098.6         99.9
Assets held for sale                        3.9            0.4               0.1          0.1               0.3          0.1
                                        -------          -----           -------        -----           -------        -----
   Total                                  857.2          100.0           1,078.6        100.0           1,098.9        100.0
                                        =======          =====           =======        =====           =======        =====

                     CHANGES FROM FISCAL 2001 TO FISCAL 2002

During fiscal 2002, net sales declined $130.8 million or 11.5 percent. Approximately $47.3 million of the net sales decrease was attributable to one-time events in fiscal 2001, including $21.1 million of net sales associated with the termination of a Midwest co-pack canned vegetable contract that has been discontinued and $26.2 million of net sales associated with the one-time sales of inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. ("the Northwest Inventory Purchase"). In addition, during fiscal 2002, the Company completed a review of its non-branded vegetable customers, choosing to exit several unprofitable or low margin relationships. As a result of these decisions, net sales on non-branded vegetables declined approximately $25.0 million in fiscal 2002.

Adjusting for the three factors discussed above, fiscal 2002 net sales declined $58.5 million or 5.1 percent from fiscal 2001. Approximately $35.4 million of this decline occurred within branded frozen vegetables. Category declines within the home meal replacement segment resulted in a reduction in sales within the Company's Birds Eye Voila! product line of approximately $20.3 million, while the core Birds Eye product lines experienced a modest decline of $3.1 million.

For the 52-week period ending June 23, 2002, however, the Company maintained overall frozen vegetable market share, of approximately 31.8 percent consistent with that of 31.9 percent in the prior year. The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc. ("IRI"), and management's estimate of the Company's private label share based upon factory shipments. (The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially affected the category or share information, however, it has required a restatement of prior year market information). Management will continuously focus its efforts on improving its market position while maintaining profitability.

Comparability of fiscal 2002 net income is difficult as fiscal 2002 was significantly impacted by several events, including:

(a) restructuring activities and the related charge associated with a 7 percent reduction in the Company's national workforce. These restructuring efforts were part of an ongoing effort to achieve low-cost operations and included both salaried and hourly positions;

(b) the Company's decision to freeze benefits under its Master Salaried Retirement Plan and the resulting $2.5 million curtailment gain associated with this decision. This action was also part of an ongoing effort to reduce costs;

(c) a significant reduction in interest expense associated with general interest rate reductions; and

(d) the recognition of a non-cash goodwill impairment charge under SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires that goodwill not be amortized, but instead be tested at least annually for impairment. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Accordingly, management believes, to fully evaluate results, an evaluation of EBITDA from continuing segments is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA from continuing segments increased $10.4 million or 8.5 percent from the prior year.

This improvement in EBITDA was the result of significant efforts made throughout the year to improve profitability, including pricing actions, reductions in manufacturing costs, and a reduction in fixed costs. In addition, the improvement in EBITDA was achieved despite an increase in warehousing costs due to an increase in inventory levels and a one-time expense associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). As part of the June 2000 sale of the Company's pickle business to Dean Pickle, the parties entered into an agreement whereby Agrilink Foods agreed to contract pack products for a period of two years. Fiscal 2002 was the second and final year of the contract. The Company and Dean Pickle disagreed on how pricing for fiscal 2002 was to be established for that year. The arbitrated settlement required the recording of a $1.7 million charge in the third quarter to resolve all disputes regarding the pricing of product packed during fiscal 2002.

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows:

Vegetable net sales decreased $111.5 million or 13.3 percent. Adjusting for the one time benefits associated with: (a) the sales of the Northwest Inventory Purchase; (b) the termination of the Midwest canned vegetable co-pack contract; and (c) the non-branded customer rationalization discussed above, vegetable net sales decreased $39.2 million or 4.7 percent.

Within the branded business, net sales for the Birds Eye Voila! product line decreased $20.3 million over the prior year primarily as a result of declines in the home meal replacement category. Birds Eye Voila!, however, remains the leading brand with 26.5 percent of the home meal replacement category. (The home meal replacement category as reported by IRI was restated by IRI during fiscal 2002. This restatement has not materially affected the category or share information, however, it has required a restatement of prior year marketing information). Management continues to focus on improving performance within this category.

Net sales for Birds Eye branded vegetables declined a modest $3.1 million over the prior year as a result of a decline in the category. Birds Eye unit share, however, as reported by Information Resources, Inc., increased 0.3 points for the 52-week period ending June 23, 2002. For that same time period, the total frozen vegetable category reflected a decline in retail unit sales of 6 percent.

Further, net sales declines of $15.8 million were experienced in the Company's regional branded product lines due to competitive pressures.

Excluding sales associated with the Northwest Inventory Purchase and the termination of the Midwest canned vegetable co-pack contract, non-branded vegetable net sales declined $25.0 million in fiscal 2002. The decline is primarily attributable to eliminating relationships with several low margin customers.

In spite of the net sales declines, vegetable EBITDA increased $6.3 million or
7.4 percent. This significant positive growth was the result of numerous actions taken throughout the year to improve earnings. These actions included: (a) pricing increases in both the branded and non-branded businesses, (b) reductions in production costs resulting from workforce reductions, an improved harvest and further manufacturing efficiencies, and (c) Company wide efforts to reduce spending. Management intends to continue its efforts to manage costs while improving profitability of its vegetable business.

Net sales for the fruit product line decreased $6.3 million or 5.4 percent, while EBITDA improved by $6.3 million or 40.9 percent. The decline in net sales is a result of eliminating relationships with several low-margin customers. The increase in EBITDA was driven by improved pricing and decreases in production costs.

Net sales for the snack product line decreased $1.3 million or 1.5 percent from fiscal 2001. An increase in sales in the potato chip businesses were offset by continued declines in the popcorn business. EBITDA for the snack product line decreased $0.5 million, or 5.3 percent. The popcorn business continues to be negatively impacted by both competitive pressures and product mix. In addition, EBITDA of the potato chip category was negatively affected in the first half of fiscal 2002 by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. These transition efforts have now been completed.

Net sales for the canned meal business decreased $5.6 million or 10.9 percent. EBITDA for the canned meal business decreased $1.9 million or 23.5 percent. The regions in which the canned meal businesses market their products experienced a very mild winter this year. This mild weather (which tends to cause consumers to purchase less) had a negative impact on the overall prepared chili meal category.

Net sales of the other product line, primarily represented by salad dressings, decreased $6.1 million, or 14.1 percent, while EBITDA increased $0.2 million or
4.7 percent from fiscal 2001. The majority of the net sales decline was associated with the loss of a low margin food service customer. In addition, net sales declined due to competitive activity in the dressing category including the actions of one competitor that has discontinued its entire line. While this action negatively impacted fiscal 2002 sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income from continuing segments, excluding the approximate $8.8 million reduction in amortization expense resulting from the adoption of SFAS No. 142, (see NOTE 2 to the "Notes to Consolidated Financial Statements") increased from $90.0 million in fiscal 2001 to $100.3 million in fiscal 2002. This represents an increase of $10.3 million or 11.4 percent. Increases in operating income within vegetables, fruits, snacks, and other were $5.6 million, $5.3 million, $0.6 million and $0.9 million, respectively. Operating income for canned meals declined $2.1 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses decreased $15.7 million or 11.8 percent as compared with fiscal 2001. The decrease is primarily attributable to an $8.8 million reduction in amortization expense resulting from the implementation of SFAS No. 142. In addition, a reduction in fixed expenses of approximately $5.3 million was primarily associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture in fiscal 2002 compared to fiscal 2001. See further discussion at NOTE 6 to the "Notes to Consolidated Financial Statements."

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined

Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Restructuring: On June 23, 2000 the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. Of this charge, $0.1 million has been paid as of June 29, 2002, and the remaining termination benefits will be liquidated during the next three months.

In addition, on October 12, 2001, the Company announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel included operational and administrative positions. The entire $1.6 million provided for has been paid as of June 29, 2002.

Goodwill Impairment Charge: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting units goodwill exceeds its implied fair value.

During the quarter ended June 29, 2002, the Company identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which the Company operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Agrilink Holdings. These factors indicated an erosion in the market value of the Company since the adoption of SFAS No. 142.

In the fourth quarter of fiscal 2002, Agrilink recorded a one-time, pretax, non-cash change of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million. Accordingly, the net-of-tax charge was approximately $137.5 million. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosure.

Interest Expense: Interest expense decreased $13.4 million to $66.4 million in fiscal 2002 from $79.8 million in fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 1.78 percent resulting from general interest rate reductions, and lower average outstanding balances during fiscal 2002 of approximately $3.3 million. Interest expense was, however, negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with the Company's previous credit facility with Harris Trust and Savings Bank. (See NOTE 9 to the "Notes to Consolidated Financial Statements.")

Pro-Fac Share of Income: Historically, the Company's contractual relationship with Pro-Fac was defined in the marketing and facilitation agreement (the "Existing Agreement"), which the Company and Pro-Fac entered into in November, 1994, in connection with Pro-Fac's acquisition of Agrilink Foods. Under the Existing Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company had losses on Pro-Fac Products, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pursuant to the terms of the Transaction, the parties agreed that under the Existing Agreement, the one-time, non-cash impairment charge would be excluded from the additional patronage income calculation. Accordingly, in fiscal 2002, the Pro-Fac share of earnings was recorded at 50 percent of pretax earnings prior to the impairment charge. The Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses against the price paid for Pro-Fac products or require Agrilink Foods to share its profits on Pro-Fac products with Pro-Fac. See NOTE 15 to the "Notes to Consolidated Financial Statements" regarding the Amended and Restated Marketing and Facilitation Agreement.

Tax Benefit/(Provision): During fiscal 2002, Agrilink Foods had a tax benefit of $31.5 million compared to a $0.7 million tax provision in fiscal 2001. The tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash impairment charge. Further, in fiscal 2002, an additional valuation allowance of $8.6 million was recorded for state net operating losses and credits which negatively impacted the Company's effective tax rate. A further discussion of tax matters is included at NOTE 10 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 2000 TO FISCAL 2001

During fiscal 2001, net sales from continuing segments showed an increase of $122.8 million, or 12.1 percent. Approximately $75.1 million of the net sales improvement was attributable to an increase in frozen vegetable net sales, and an additional $49.5 million was associated with various co-pack agreements. The Company's overall market share for frozen vegetables, for the 52-week period ending June 24, 2001, approximated 31.9 percent and represented an improvement of 0.9 percent over the prior year. (The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially effected the category or share information, however, it has required a restatement of prior year market information). The Company's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Company's private label share based upon factory shipments.

Excluding the gain on sales of assets (net of tax), net income, however, decreased $2.6 million from fiscal 2000. While the Company benefited from a significant improvement in net sales, it had also experienced a significant increase in its manufacturing costs. Increased manufacturing costs were primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management focused efforts on controlling warehousing expenses, increased branded pricing, acquired lower cost inventory as part of the Northwest Inventory Purchase, and initiated reductions in selling, administrative, and general expenses. In the administrative category, management actions included reductions in certain marketing programs and various employee incentive programs.

Management also utilizes an evaluation of EBITDA from continuing segments as a measure of performance. Management believes to fairly evaluate results, an evaluation of EBITDA from continuing segments is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. Excluding businesses sold, EBITDA from continuing segments decreased $12.6 million, or 9.4 percent, to $121.8 million in fiscal 2001 from $134.4 million in fiscal 2000. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $115.4 million or 15.9 percent. Significant components associated with this growth include: (a) an improvement in net sales within the brand business of approximately $38.5 million; and (b) increases in net sales within the non-branded business of approximately $76.9 million.

Within the branded businesses, the increase in Birds Eye frozen vegetables net sales accounted for approximately $32.3 million of the $38.5 million increase. Of the Birds Eye increase, $17.7 million was a result of volume improvements and $14.6 million was due to pricing initiatives announced in the second half of fiscal 2001. For the 52-week period ending June 24, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 3.1 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.9 percent. Unit sales of the Company's largest competitor, as reported by Information Resources, Inc., decreased 9.1 percent during this same time period. Net sales for the Birds Eye Voila! product line increased $0.5 million over the prior year, while Voila! remained the leading brand with 28.8 percent of the home meal replacement category. (The home meal database as reported by IRI was restated by IRI during fiscal 2002 to better meet the needs of management. This restatement has not materially effected the category or share information, however, it has required a restatement of prior year market information).

In addition, in the fourth quarter of fiscal 2001, the Company initiated a national launch of a new product, Birds Eye Simply Grillin'. Birds Eye Simply Grillin' is a preseasoned blend of top quality grilled Birds Eye vegetables in a foil tray. Net sales associated with this new product were $7.7 million. Marketing and promotional spending incurred with this introduction amounted to $5.9 million.

The Company's non-branded vegetable business experienced volume increases in private label and food service frozen vegetables, which accounted for $28.7 million of net sales growth. The $28.7 million of net sales growth resulted from the following: (a) increases in Agrilink Foods' recurring private label and food service business of $22.0 million; (b) net sales increases of $26.2 million associated with the Northwest Inventory Purchase; (c) offset by reductions of $19.5 million associated with the conversion of a major club store customer from a private label to brand product line.

Further, two co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for an additional $49.5 million of the non-branded net sales increase. While co-pack agreements typically yield lower margins than the Company's other product lines, they provide for greater utilization of manufacturing facilities.

Although vegetables experienced a significant increase in net sales, EBITDA declined $7.9 million. The reduction in EBITDA was primarily driven by increased manufacturing costs along with marketing and promotional spending associated with the launch of Birds Eye Simply Grillin'.

Net sales for the fruit product line increased $4.9 million, or 4.3 percent, while EBITDA decreased $1.6 million, or 9.4 percent. The net sales improvement was led by increases in private label net sales of $4.7 million and additional co-pack agreements resulting in net sales increases of $1.8 million. Modest net sales declines were highlighted in all other categories. Increased manufacturing costs and continued competitive pressures within the applesauce category, however, negatively impacted EBITDA.

Net sales for the snack product line increased $6.1 million, or 7.3 percent. Improvements in net sales within the potato chip category increased $7.3 million, while the popcorn product line decreased $1.2 million. The increases within the potato chip category were associated with geographic expansion. The improvements in EBITDA associated with growth in the potato chip category amounted to $1.4 million, while declines in the popcorn category negatively impacted EBITDA by approximately $1.8 million. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals increased $1.7 million, or 3.4 percent, while EBITDA decreased $0.5 million, or 5.8 percent. EBITDA decreased as a result of changes in product mix and increased manufacturing costs associated with raw ingredients, including beef and utility increases experienced in the Northwest. All of the Company's canned meal products are produced at the Company's Tacoma, Washington location.

The other product line net sales, primarily represented by salad dressings, decreased $5.3 million, or 10.9 percent, while EBITDA decreased $2.2 million, or
33.8 percent. The majority of the net sales decline was associated with the loss of a private label customer. The reduction in EBITDA was associated with both the decline in unit volume associated with reductions in private label volume and increases in manufacturing costs associated with packaging ingredients and utility increases experienced in the Northwest. All of the Company's dressing products are produced at the Company's Tacoma, Washington location.

Operating Income: Operating income from continuing segments decreased from $97.3 million in fiscal 2000 to $81.2 million in fiscal 2001. This represents a decrease of $16.1 million or 16.5 percent. Declines in operating income within vegetable, fruit, snacks, canned meals, and all other product lines were $9.7 million, $2.5 million, $1.1 million, $0.1 million, and $2.7 million, respectively. Significant variances, as highlighted above, primarily result from increased manufacturing costs, competitive pressures, and changes in product mix.

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. The decrease of $0.6 million over the prior year is attributable to volume declines, resulting competitive pressures, and an increase in manufacturing costs. See further discussion at NOTE 6 to the "Notes to Consolidated Financial Statements."

Gain on Sales of Assets: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million was applied against the principal balance of the Company's term loan facility and $6.3 million was applied against the principal balance of the Company's revolving credit facility under the Company's $655.0 million credit facility with Harris Bank as administrative agent, the Bank of Montreal as syndication agent, and the lenders thereunder (the "Harris Credit Facility"). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. The proceeds of approximately $5.0 million were applied to bank loans.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods continued to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant. The co-pack contract ended in June 2002 and Agrilink Foods ceased production at this location.

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

Interest Expense: Interest expense increased $1.7 million from the prior year to $79.8 million. The increase is the result of an increase in the weighted average interest rate of 25 basis points resulting from both amendments to the Harris Credit Facility during September 2000 and general interest rate increases on unhedged borrowings experienced in the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Harris Credit Facility. The increases were offset by lower average outstanding balances during the fiscal year of approximately $32.8 million, primarily due to required repayments and mandatory prepayments of short-term debt related to the sale of the private label canned vegetable business and pickle business.

Pro-Fac Share of Income: Historically, the Company's contractual relationship with Pro-Fac was defined in the Existing Marketing and Facilitation Agreement (the "Existing Agreement"). Under the Existing Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company had losses on Pro-Fac products, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year.

In fiscal 2001, 90 percent of earnings on patronage products exceeded 50 percent of all pretax earnings of the Company. Accordingly, the Pro-Fac share of income has been recognized at a maximum of 50 percent of pretax earnings of the Company.

See NOTE 15 to the "Notes to Consolidated Financial Statements" regarding the Amended and Restated Marketing and Facilitation Agreement executed on August 19, 2002.

Tax Provision: The tax provision of $0.7 million in fiscal 2001 represents a reduction of $5.2 million from the prior year as a result of the change in earnings before taxes. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Company's effective tax rate. The Company's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 10 to the "Notes to Consolidated Financial Statements."

                          CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: inventories, self-insurance programs, promotional activities and identifiable intangible assets, long-lived assets and goodwill.

We believe that the following are considered our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not inclusive.

Inventories: Under the FIFO method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the cost of these items are used to reflect ending inventory. The Company prices its inventory at the lower of cost or market value on the first-in, first-out (FIFO) method.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. See NOTE 2 to the "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2002 compared to fiscal 2001.

Net cash provided by operating activities of $14.6 million decreased $39.2 million from fiscal 2001. The decrease was primarily the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the Northwest Inventory Purchase of $21.6 million. Additionally, the Company reduced its general repack levels in an effort to manage its inventory position to improve liquidity. The Company reduced its inventory balances from $313.9 million at June 30, 2001 to $294.3 million at June 29, 2002.

Net cash used in investing activities of $5.3 million decreased $20.4 million from fiscal 2001. The decrease was primarily the result of a reduction in capital expenditures of $10.1 million. The purchase of property, plant, and equipment was for general operating purposes and are adequate to maintain its facilities in proper working order. In fiscal 2001, the Company also received proceeds of approximately $5.0 million in conjunction with the sale of pickle machinery and equipment to Dean Pickle and Specialty Products. Additionally, in fiscal 2001, the Company net advanced $10.7 million to its joint venture for working capital purposes. Approximately $4.0 million of these advances were repaid in fiscal 2002.

Net cash used in financing activities decreased by $23.1 million from fiscal 2001. The change was impacted by an increase in capital contributions of $11.3 million received from Pro-Fac as a result of higher operating earnings in fiscal 2002. Additionally, payments on long-term debt decreased by $6.3 million. In fiscal 2001, debt payments of $3.2 million were made with the proceeds associated with the sale of equipment noted above. The remaining decrease is primarily the result of the timing of certain principal payments.

On August 19, 2002 and in connection with the Transaction, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. The Term Loan Facility has a maturity of six years.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the Senior Credit Agreement. Initially the Senior Credit Agreement bears interest in the case of base rate loans at the base rate plus (i) 1.75 percent for loans under the Revolving Credit Facility, and (ii) 2.00 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus
(i) 2.75 percent for loans under the Revolving Credit Facility and (ii) 3.00 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.50 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio.

Commencing December 31, 2002, the Term Loan Facility will require payments in equal quarterly installments in the amount of $675,000. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the New Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Commitment at an applicable percentage that corresponds to the Company's leverage ratio. The balance due will be payable at maturity.

Utilizing outstanding balances at August 19, 2002, the Term Loan Facility was subject to the following amortization schedule:

(Dollars in Millions)

                                  Fiscal Year                 Term Loan B
                             -------------------              -----------
                             2003                               $  2.0
                             2004                                  2.7
                             2005                                  2.7
                             2006                                  2.7
                             2007 and thereafter                 259.9
                                                                ------
                                                                $270.0
                                                                ======

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions.

The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of September 25, 2002, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries.

As of June 29, 2002, Pro-Fac and the Company were in compliance with or had obtained waivers for all covenants, restrictions, and requirements under the terms of the Harris Credit Facility. All amounts outstanding under the Harris Credit Facility were repaid on August 19, 2002 in conjunction with the Transaction.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Notes are guaranteed by Pro-Fac and certain of the Company's subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. The Company is in compliance with or has obtained bondholder consents for all covenants, restrictions, and requirements under the Notes.

Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of its outstanding Notes to amend or waive certain provisions in the indenture.

Subordinated Promissory Note: As partial consideration for the acquisition in fiscal 1999 of the Dean Foods Vegetable Company, the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement in fiscal 2002 and 2001 through the issuance of three and five additional promissory notes, respectively, each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

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

Contractual Obligations:

The following table summarizes the Company's expected future contractual cash obligations as of June 29, 2002. The schedule includes the Senior Credit Facility entered into on August 19, 2002.

(Dollars in Millions)

Contractual Obligations                       2003         2004       2005       2006       2007    Thereafter       Total
-----------------------                     -------       ------     ------     ------    -------   ----------     --------
Term Loan Facility                          $   2.0       $  2.7     $  2.7     $  2.7    $   2.7    $   257.2     $  270.0
Senior Subordinated Notes - 11 7/8 Percent      0.0          0.0        0.0        0.0        0.0        200.0        200.0
Subordinated Promissory Note                    0.0          0.0        0.0        0.0        0.0         32.7         32.7
Obligations under capital leases                1.1          0.9        0.8        0.8        0.5          0.0          4.1
Operating leases                                6.4          5.3        4.7        3.5        2.1          4.9         26.9
Other                                           4.1          0.3        0.1        0.0        0.0          0.0          4.5
                                            -------       ------     ------     ------    -------    ---------     --------
                                            $  13.6       $  9.2     $  8.3     $  7.0    $   5.3    $   494.8     $  538.2
                                            =======       ======     ======     ======    =======    =========     ========

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2003 and 2004 will be approximately $20 - $25 million per annum. The Company believes that cash flow from operations and borrowings under the Company's bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: During the past several years the Company has successfully introduced several new products. With the introduction of its Birds Eye Voila! product, Agrilink Foods has expanded into the high growth, high margin frozen meal replacement segment. Birds Eye Voila! is a frozen all-in-one meal replacement product that generated over $100 million in gross sales within the first 12 months of its launch. The Company has also successfully introduced value added product extensions into the traditional frozen vegetable market. In April 2001, Agrilink Foods launched Birds Eye Simply Grillin', a preseasoned frozen vegetable, ready-to-grill or oven-ready product, under the Birds Eye brand umbrella. In addition, during the first quarter of fiscal 2003, the Company introduced Birds Eye Hearty Spoonfuls, a frozen soup product that includes large cut Birds Eye vegetables and bite sized pieces of protein in a variety of flavors.

In addition to developing products under the Birds Eye brand, management will continue to explore launching new products under other Agrilink brands.

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

The crop and yield resulting from the 2001 growing season, while significantly lower than anticipated in the eastern part of the country, proved to be adequate throughout the industry.

The cherry crop resulting from the fiscal 2002 growing season has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an estimated 66 percent reduction in the cherry crop compared to historic harvest tonnage. It is estimated that both raw and frozen cherry costs will significantly increase and may double. To offset the cherry cost increase, management has implemented a price increase on cherry items effective June 2002.

For the 2002 crop season, dry weather conditions in the Company's New York and Midwest growing regions may negatively impact production costs. Management has initiated cost reduction steps and is actively pursuing additional cost reduction initiatives in order to fully offset any crop-related production cost increases.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

New Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. The provisions of SFAS No. 144 must be adopted for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Company's profitability.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 29, 2002, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2002 to April 2003. The fair value of the open contracts was an after-tax loss of $0.4 million, recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 29, 2002, approximately $0.9 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                               Foreign Currency
                                                                   Forward
                                                               ----------------
Contract amounts                                              134 million Pesos
Weighted average settlement exchange rate                           9.762

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At June 29, 2002, the Company had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.7 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

                                                                  Swap
                                                              Corrugated
                                                         (Unbleached Kraftliner)
                                                       -------------------------
Notional amount                                              36,000 short tons
Average paid rate                                             $400/short ton
Average receive rate                                 Floating rate/short ton - $415
Maturities through                                              June 2003

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

                                                                   Swap
                                                               Polyethylene
                                                         ---------------------------
Notional amount                                               6,250,000 pounds
Average paid rate                                                $.355/pound
Average receive rate                                     Floating rate - $.335/pound
Maturities through                                                June 2003

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

The following summarizes the Company's interest rate cap agreement:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                         Page
     ----                                                                                                         -----
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements..........................................................   29
   Report of Independent Accountants.............................................................................   30
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
       for the years ended June 29, 2002, June 30, 2001, and June 24, 2000.......................................   31
     Consolidated Balance Sheets at June 29, 2002 and June 30, 2001..............................................   32
     Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001, and June 24, 2000...   33
     Notes to Consolidated Financial Statements..................................................................   34

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

/s/ Dennis M. Mullen                         /s/ Earl L. Powers
-------------------------------------        ----------------------------------
    Dennis M. Mullen                            Earl L. Powers
    President and                               Executive Vice President and
    Chief Executive Officer                     Chief Financial Officer

August 28, 2002

                        Report of Independent Accountants

To the Shareholders and
Board of Directors of
Agrilink Foods, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 72 present fairly, in all material respects, the financial position of Agrilink Foods, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 72 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    ---------------------------
    PricewaterhouseCoopers LLP

    Rochester, New York
    August 28, 2002

                              FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)

                                                                                    Fiscal Years Ended
                                                                       -------------------------------------------
                                                                        June 29,         June 30,        June 24,
                                                                          2002             2001            2000
                                                                       ------------     ----------      ----------
Net sales                                                              $1,010,540       $1,141,380      $1,086,301
Cost of sales                                                            (795,297)        (928,806)       (857,319)
                                                                       ----------       ----------      ----------
Gross profit                                                              215,243          212,574         228,982
Selling, administrative, and general expenses                            (117,447)        (133,115)       (135,325)
Income from joint venture                                                   2,457            1,779           2,418
Gain from pension curtailment                                               2,472                0               0
Gains on sales of assets                                                        0                0           6,635
Restructuring                                                              (2,622)               0               0
Goodwill impairment charge                                               (179,025)               0               0
                                                                       ----------       ----------      ----------
Operating (loss)/income before dividing with Pro-Fac                      (78,922)          81,238         102,710
Interest expense                                                          (66,420)         (79,775)        (78,054)
                                                                       ----------       ----------      ----------
Pretax (loss)/income before dividing with Pro-Fac                        (145,342)           1,463          24,656
Pro-Fac share of income                                                   (16,842)            (732)        (12,328)
                                                                       ----------       ----------      ----------
(Loss)/income before taxes                                               (162,184)             731          12,328
Tax benefit/(provision)                                                    31,490             (660)         (5,904)
                                                                       ----------       ----------      ----------
Net (loss)/income                                                        (130,694)              71           6,424
Accumulated earnings/(deficit) at beginning of period                       4,071            4,000          (2,424)
                                                                       ----------       ----------      ----------
Accumulated (deficit)/earnings at end of period                        $ (126,623)      $    4,071      $    4,000
                                                                       ==========       ==========      ==========

Accumulated other comprehensive income/(loss) at beginning of period   $       45       $     (525)     $     (763)
Minimum pension liability adjustment                                            0              (48)            238
Unrealized (loss)/gain on hedging activity                                   (412)             618               0
                                                                       ----------       ----------      ----------
Accumulated other comprehensive (loss)/income at end of period         $     (367)      $       45      $     (525)
                                                                       ==========       ==========      ==========

Net (loss)/income                                                      $ (130,694)      $       71      $    6,424
Other comprehensive (loss)/income:
   Minimum pension liability                                                    0              (48)            238
   Unrealized (loss)/gain on hedging activity, net of taxes                  (412)             618               0
                                                                       ----------       ----------      ----------
Comprehensive (loss)/income                                            $ (131,106)      $      641      $    6,662
                                                                       ==========       ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                     ASSETS

                                                                                              June 29,       June 30,
                                                                                                2002           2001
                                                                                            -----------     ----------
Current assets:
   Cash and cash equivalents                                                                $  14,686       $    7,656
   Accounts receivable trade, net of allowances for doubtful accounts of
     $731 and $843, respectively                                                               68,419           85,543
   Accounts receivable, co-pack activity and other                                              7,581            7,949
   Income taxes refundable                                                                          0              272
   Inventories, net                                                                           294,315          313,856
   Current net investment in CoBank                                                             3,347            3,998
   Prepaid manufacturing expense                                                               19,168           22,427
   Prepaid expenses and other current assets                                                   18,770           19,603
   Due from Pro-Fac Cooperative, Inc.                                                          11,730              245
   Current deferred tax asset                                                                   2,923            2,202
                                                                                            ---------       ----------
       Total current assets                                                                   440,939          463,751
Investment in CoBank                                                                            6,294           10,660
Investment in and advances to joint venture                                                    14,091           16,312
Property, plant, and equipment, net                                                           288,120          305,531
Assets held for sale at net realizable value                                                    3,890              120
Goodwill                                                                                       56,210          236,311
Other intangible assets, net                                                                   11,305           12,466
Other assets                                                                                   22,160           24,014
Note receivable due from Pro-Fac Cooperative, Inc.                                              9,400            9,400
Non-current deferred tax asset                                                                  4,837                0
                                                                                            ---------       ----------
       Total assets                                                                         $ 857,246       $1,078,565
                                                                                            =========       ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable                                                                            $       0       $        0
   Current portion of obligations under capital leases                                            821              316
   Current portion of long-term debt                                                           14,916           15,599
   Accounts payable                                                                            70,703          126,145
   Income taxes payable                                                                           879                0
   Accrued interest                                                                             6,255            9,253
   Accrued employee compensation                                                                8,000           10,081
   Other accrued expenses                                                                      40,154           49,347
                                                                                            ---------       ----------
       Total current liabilities                                                              141,728          210,741
Obligations under capital leases                                                                2,528              571
Long-term debt                                                                                623,057          631,128
Deferred income tax liabilities                                                                     0           26,376
Other non-current liabilities                                                                  28,918           29,417
                                                                                            ---------       ----------
       Total liabilities                                                                      796,231          898,233
                                                                                            ---------       ----------
Commitments and Contingencies
Shareholder's Equity:

   Common stock, par value $.01; 10,000 shares authorized, issued and outstanding,
     owned by Pro-Fac Cooperative, Inc.                                                             0                0
   Additional paid-in capital                                                                 188,005          176,216
   Accumulated (deficit)/earnings                                                            (126,623)           4,071
   Accumulated other comprehensive (loss)/income:
     Unrealized gain on hedging activity                                                          206              618
     Minimum pension liability adjustment                                                        (573)            (573)
                                                                                            ---------       ----------
       Total shareholder's equity                                                              61,015          180,332
                                                                                            ---------       ----------
       Total liabilities and shareholder's equity                                           $ 857,246       $1,078,565
                                                                                            =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                          Fiscal Years Ended
                                                                             -------------------------------------------
                                                                              June 29,         June 30,        June 24,
                                                                                2002             2001            2000
                                                                             ----------      -----------    ------------
Cash Flows from Operating Activities:
   Net (loss)/income                                                         $(130,694)         $    71       $  6,424
   Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities -
     Goodwill impairment charge                                                179,025                0              0
     Gain on sale of assets                                                          0                0         (6,635)
     Amortization of goodwill and other intangible assets                        1,147            9,860          8,768
     Amortization of debt issue costs and amendment costs and
       discount on Subordinated Promissory Note                                  5,660            4,895          4,318
     Interest in-kind on Subordinated Promissory Note                            1,308            2,069          1,571
     Depreciation                                                               30,850           30,706         30,313
     Equity in undistributed earnings of CoBank                                    (97)             (97)          (102)
     Equity in undistributed earnings of joint venture                          (1,795)          (1,243)           (96)
     (Benefit)/provision for deferred taxes                                    (31,934)           3,464          9,000
     Provision for losses on accounts receivable                                   557              610            201
     Change in assets and liabilities, net of effects of
       business dispositions:
         Accounts receivable                                                    16,935           11,252        (15,276)
         Inventories and prepaid manufacturing expense                          22,800          (20,690)       (51,802)
         Income taxes payable/refundable                                         1,151            7,059          2,029
         Accounts payable and accrued expenses                                 (68,640)          18,197         (3,973)
         Due from Pro-Fac                                                      (11,485)          (9,386)        (5,926)
         Other assets and liabilities                                             (142)          (2,907)         3,945
                                                                              --------          -------       --------
Net cash provided by/(used in) operating activities                             14,646           53,860        (17,241)
                                                                              --------          -------       --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                  (15,026)         (25,126)       (25,428)
   Proceeds from disposals                                                         595            5,303         64,360
   Proceeds from sales of idle facilities                                            0              494              0
   Advances (to)/from joint venture                                              4,016          (10,678)          (465)
   Proceeds from investment in CoBank                                            5,114            4,259          3,378
   Cash paid for acquisitions                                                        0                0           (250)
                                                                              --------          -------       --------
Net cash (used in)/provided by investing activities                             (5,301)         (25,748)        41,595
                                                                              ---------         -------       --------
Cash Flows from Financing Activities:
   Net payment on short-term debt                                                    0           (5,700)       (13,200)
   Payments on long-term debt                                                  (11,790)         (18,084)       (18,470)
   Payments on capital leases                                                     (620)            (449)          (238)
   Cash paid for debt issuance costs and amendments                             (1,694)          (1,730)        (2,624)
   Capital contribution by Pro-Fac                                              11,789              513          8,632
                                                                              --------          -------       --------
Net cash used in financing activities                                           (2,315)         (25,450)       (25,900)
                                                                              --------          -------       --------
Net change in cash and cash equivalents                                          7,030            2,662         (1,546)
Cash and cash equivalents at beginning of period                                 7,656            4,994          6,540
                                                                              --------          -------       --------
Cash and cash equivalents at end of period                                    $ 14,686          $ 7,656       $  4,994
                                                                              ========          =======       ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                                 $ 62,901          $75,375       $ 67,234
                                                                              ========          =======       ========
     Income taxes (paid)/refunded, net                                        $ (1,298)         $ 7,154       $  6,637
                                                                              ========          =======       ========

Acquisition of Flavor Destinations Trademark:
   Goodwill and other intangible assets                                       $      0          $     0       $    250
                                                                              ========          =======       ========

Supplemental schedule of non-cash investing and financing activities:

   Capital lease obligations incurred                                         $  3,185          $   448       $    171
                                                                              ========          =======       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Agrilink Foods, Inc. (the "Company" or "Agrilink Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has four primary product lines in which it markets its products, they include: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings acquired control of the Company.

Immediately following the closing of the Transaction, Agrilink Foods changed its corporate domicile to Delaware by means of a reincorporation merger. Agrilink Foods reincorporated as a Delaware corporation by merging with and into Agrilink Merger Corp., Agrilink Merger Corp. continuing as the surviving corporation, and changed its name to "Agrilink Foods, Inc." and is the successor to Agrilink Foods' business and operations. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

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

Fiscal Year: The fiscal year of Agrilink Foods ends on the last Saturday in June. Fiscal 2002 and 2000 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of this statement is further disclosed in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addressed the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. Accordingly, during fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Total promotions and slotting fees were $138.9 million, $153.3 million, and $139.4 million in fiscal 2002, 2001, and 2000, respectively. The adoption of EITF 00-25 did not impact the Company's profitability.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which addressed the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $7.0 million, $8.6 million, and $6.6 million in fiscal 2002, 2001, and 2000, respectively. The adoption of EITF Issue 00-14 did not impact the Company's profitability.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. The provisions of SFAS No. 144 must be adopted for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Company's profitability.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington. The total restructuring charge recorded in the first quarter of fiscal 2002 amounted to $1.1 million and was primarily comprised of employee termination benefits. Of this charge, $0.1 million has been paid as of June 29, 2002, and the remaining termination benefits will be liquidated during the next three months.

In addition, on October 12, 2001, the Company announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel included operational and administrative positions. The entire $1.6 million provided for has been paid as of June 29, 2002.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 29, 2002 or June 30, 2001.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 29, 2002 and June 30, 2001 were $6.9 million and $3.1 million, respectively.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal years 2002, 2001, and 2000, amounted to approximately $160,500, $138,000, and $147,000, respectively.

Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over the next five-year period.

Prepaid Manufacturing Expense: The allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of goods sold.

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

Goodwill: Goodwill includes the cost in excess of the fair value of net tangible assets acquired in purchase transactions. Under the current guidance of SFAS No. 142, goodwill is no longer amortized, but instead tested annually for impairment. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Other Intangible Assets: Other intangible assets include non-competition agreements and a trademark royalty agreement. Other intangible assets are amortized on a straight-line basis over three to sixteen years.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred was approximately $2.7 million, in each of fiscal 2002, 2001, and 2000.

Derivative Financial Instruments: The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. See NOTE 8 to the "Notes to Consolidated Financial Statements" for additional disclosures of the Company's hedging activities.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet.

Pension: The Company and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all hourly employees. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the curtailment of various pension benefits during fiscal 2002.

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 29, 2002 and June 30, 2001 was $2.2 million and $3.8 million, respectively.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, and sales allowances and promotions.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 2002, 2001, and 2000, amounted to approximately $18.2 million, $17.4 million, and $29.7 million, respectively.

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

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. See NOTE 6 to the "Notes to Consolidated Financial Statements."

Earnings Per Share Data Omitted: Earnings per share amounts are not presented, as prior to August 19, 2002, the Company was a wholly-owned subsidiary of Pro-Fac.

Comprehensive Income: Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income/(loss) is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net earnings/(loss). The Company includes adjustments for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $9.6 million at June 29, 2002. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 9 to the "Notes to Consolidated Financial Statements."

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting units goodwill exceeds its implied fair value. The Company completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed at that time.

During the quarter ended June 29, 2002, the Company identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which the Company operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Agrilink Holdings. These factors indicated an erosion in the market value of the Company since the adoption of SFAS No. 142.

As outlined under SFAS No. 142, the impairment test adhered to was a two-step process. The first step was a review as to whether there was an indication that goodwill was impaired. To do this, the Company identified its reporting units and determined the carrying value of each by assigning the Company's assets and liabilities, including existing goodwill. The Company then determined the fair value of each reporting unit by using a combination of comparable food industry trading and transaction multiples, including the implied multiple in the Transaction with Pro-Fac and Vestar/Agrilink Holdings. See NOTE 15 to the "Notes to Consolidated Financial Statements."

In the second step, the Company compared the implied fair value of the goodwill for the affected reporting units to its carrying value to measure the amount of the impairment. In the fourth quarter of fiscal 2002, Agrilink recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

A summary of changes in the Company's goodwill during the year by business segment is outlined as follows:

(Dollars in Thousands)
                      June 30,                                                       June 29,
                        2001               Adjustments(1)        Impairments           2002
                     -----------           -----------           -----------        ----------
Vegetables            $187,407               $(1,076)            $(139,984)         $46,347
Fruits                   1,654                     0                     0            1,654
Snacks                   8,209                     0                     0            8,209
Canned Meals            21,069                     0               (21,069)               0
Other                   17,972                     0               (17,972)               0
                      --------               -------             ---------          -------
Goodwill              $236,311               $(1,076)            $(179,025)         $56,210
                      ========               =======             =========          =======

(1) In the current year, certain acquisition related contingencies expired. As a result, goodwill was adjusted.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)
                                           June 29,       June 30,
                                             2002           2001
                                         -----------     ----------
Amortized intangibles:
   Covenants not to compete                $ 2,478        $ 2,478
   Other                                    12,000         12,000
     Less:  accumulated amortization        (3,173)        (2,012)
                                           -------        -------
   Other intangible assets, net            $11,305        $12,466
                                           =======        =======

The aggregate amortization expense associated with intangible assets was approximately $1.1 million for fiscal 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)
2003                    $1,103
2004                       915
2005                       891
2006                       891
2007                       760

A reconciliation of reported net income for fiscal 2001 and 2000 adjusted to reflect the adoption of SFAS No. 142 is provided below.

                                                        Fiscal Year Ended
                                                    ---------------------------
(Dollars in Thousands)                              June 30,           June 24,
                                                      2001               2000
                                                     ------           ---------
Reported net income                                  $   71            $ 6,424
Addback:  goodwill amortization (net of taxes)        5,140              4,496
                                                     ------            -------
Adjusted net income                                  $5,211            $10,920
                                                     ======            =======

NOTE 3. AGREEMENTS WITH PRO-FAC

Prior to the Transaction, the Company's contractual relationship with Pro-Fac was defined in a marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Existing Marketing and Facilitation Agreement").

Under the Existing Marketing and Facilitation Agreement the Company paid Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2002, 2001, and 2000, the CMV for all crops supplied by Pro-Fac amounted to $71.7 million, $69.0 million, and $69.6 million, respectively.

In addition, under the Existing Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on Pro-Fac Products, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For fiscal years 2002, 2001 and 2000, such additional patronage income amounted to $16.8 million, $0.7 million and $12.3 million, respectively. Pursuant to the terms of the Transaction, the parties agreed that under the Existing Marketing and Facilitation Agreement, the one-time, non-cash impairment charge would be excluded from the additional patronage income calculation. Accordingly, patronage income in fiscal 2002 was calculated excluding the impairment charge recognized by the Company in the fourth quarter. Under the Existing Marketing and Facilitation Agreement,
Pro-Fac was required to reinvest at least 70 percent of the additional Patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink in 1994, Pro-Fac has invested an additional $50.8 million in the Company.

In addition, as part of the Transaction, the Existing Marketing and Facilitation Agreement was replaced and certain amounts owed by Pro-Fac to Agrilink Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Pro-Fac.

NOTE 4. DISPOSALS

Fiscal 2000 -

Sale of Pickle Business: On June 23, 2000, the Company sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. The Company received proceeds of approximately $10.3 million which were applied to bank loans, $4.0 million of which was applied to the Company's then outstanding term loan facility and $6.3 million of which was applied to the Company's then outstanding revolving credit facility. A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, the Company sold the machinery and equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. The Company received proceeds of approximately $5.0 million which were applied to bank loans, $3.2 million of which was applied to the Company's then outstanding term loan facility and $1.8 million of which was applied to the Company's then outstanding revolving credit facility.

This transaction did not include any other products carrying the Nalley brand name, including prepared canned meal products. Agrilink Foods continued to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002 at Agrilink's existing Tacoma processing plant.

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, the Company completed the sale of Agrilink Foods' Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. The Company received proceeds of approximately $42.4 million which were applied to borrowings outstanding under the Company's then outstanding revolving credit facility. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include the Company's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of the Company's Cambria, Wisconsin processing facility to Del Monte. The Company received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Company's then outstanding term loan facility and $4.5 million of which was applied to the Company's then outstanding revolving credit facility). A gain of approximately $2.3 million was recognized on this transaction.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                           June 29,        June 30,
                                             2002            2001
                                           --------        --------
Finished goods                             $266,469        $279,991
Raw materials and supplies                   27,846          33,865
                                           --------        --------
     Total inventories                     $294,315        $313,856
                                           ========        ========

On February 16, 2001, Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen Foods, Inc., a former subsidiary of Pro-Fac ("AgriFrozen"). AgriFrozen's lender sold the inventory to the Company pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between the Company and AgriFrozen, the Company funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total expenses were estimated to be approximately $8.7 million.

NOTE 6. INVESTMENT IN JOINT VENTURE

Formation of Sauerkraut Company: On July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. Agrilink provides working capital loans to Great Lakes Kraut Company, LLC within limitations imposed under the indenture governing the Notes and under the Senior Credit Facility. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)
                                          Fiscal Years Ended
                               --------------------------------------
                               June 29,        June 30,      June 24,
                                 2002           2001          2000
                               -------        -------       -------
Net sales and other revenue    $36,324        $32,996       $37,938
Gross profit                   $ 5,008        $ 5,556       $ 8,586
Operating income               $ 3,465        $ 3,600       $ 5,711
Net income                     $ 4,914        $ 3,559       $ 4,836


Condensed Balance Sheet
(Dollars in Thousands)
                               June 29,         June 30,
                                 2002             2001
                              -----------      ----------
Current assets                  $10,117         $10,307
Noncurrent assets               $39,958         $36,571
Current liabilities             $14,155         $12,870
Noncurrent liabilities          $14,665         $15,611

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 29, 2002 and June 30, 2001:

(Dollars in Thousands)
                                                    June 29, 2002                             June 30, 2001
                                       ------------------------------------      --------------------------------------
                                         Owned       Leased                        Owned        Leased
                                         Assets      Assets         Total          Assets       Assets          Total
                                       ---------    -------       ---------      ---------      ------        ---------
Land                                   $  12,600    $     0       $  12,600      $  14,019      $    0        $  14,019
Land improvements                          7,624          0           7,624          7,627           0            7,627
Buildings                                107,923        395         108,318        108,991         395          109,386
Machinery and equipment                  311,954      4,103         316,057        300,741       1,115          301,856
Construction in progress                  10,221          0          10,221         12,249           0           12,249
                                       ---------    -------       ---------      ---------      ------        ---------
                                         450,322      4,498         454,820        443,627       1,510          445,137
Less accumulated depreciation           (165,651)    (1,049)       (166,700)      (138,922)       (684)        (139,606)
                                       ---------    -------       ---------      ---------      ------        ---------
Net                                    $ 284,671    $ 3,449       $ 288,120      $ 304,705      $  826        $ 305,531
                                       =========    =======       =========      =========      ======        =========

Obligations under capital leases(1)                 $ 3,349                                     $  887
Less current portion                                   (821)                                      (316)
                                                    -------                                     ------
Long-term portion                                   $ 2,528                                     $  571
                                                    =======                                     ======

(1) Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.5 million, $0.6 million, and $0.7 million, in fiscal 2002, 2001, and 2000, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 29, 2002.

(Dollars in Thousands)

                  Fiscal Year Ending Last                         Capital         Operating    Total Future
                     Saturday In June                             Leases            Leases      Commitment
                  ------------------------                        -------         ----------    ----------
                         2003                                     $1,059          $ 6,446       $ 7,505
                         2004                                        941            5,338         6,279
                         2005                                        819            4,661         5,480
                         2006                                        763            3,546         4,309
                         2007                                        500            2,084         2,584
                     Later years                                       0            4,862         4,862
                                                                  ------          -------       -------
                  Net minimum lease payments                       4,082          $26,937       $31,019
                                                                                  =======       =======
                  Less amount representing interest                 (733)
                                                                  ------
                  Present value of minimum lease payments         $3,349
                                                                  ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11.9 million, $13.9 million, and $13.6 million for fiscal years 2002, 2001, and 2000, respectively.

NOTE 8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 29, 2002, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2002 to April 2003 for 134 million pesos.

At June 29, 2002, the fair value of the open contracts was an after-tax loss of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 29, 2002, approximately $0.9 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At June 29, 2002, the Company had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.7 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

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

NOTE 9. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)
                                                            June 29,        June 30,
                                                              2002            2001
                                                           --------         --------
Term Loan Facility                                         $400,800         $411,600
Senior Subordinated Notes                                   200,015          200,015
Subordinated Promissory Note (net of discount)               32,696           29,660
Other                                                         4,462            5,452
                                                           --------         --------
Total debt                                                  637,973          646,727
Less current portion                                        (14,916)         (15,599)
                                                           --------         --------
Total long-term debt                                       $623,057         $631,128
                                                           ========         ========

Harris Credit Facility (Bank Debt): As of June 29, 2002, the Company's credit facility was held with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder ("Harris Credit Facility").

The Harris Credit Facility consisted of a $200 million revolving credit facility and a $455 million term loan facility. The term loan facility was comprised of the Term A Facility, which matured in September 2003, the Term B Facility, which matured in September 2004, and the Term C Facility, which matured in September 2005. The revolving credit facility matured in September 2003.

The Harris Credit Facility beared interest, at the Company's option, at the administrative agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the revolving credit facility and the Term A Facility,
(y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the revolving credit facility and the Term A Facility,
(y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The administrative agent's "alternate base rate" was defined as the greater of: (i) the prime commercial rate as announced by the administrative agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2002 weighted-average rate of interest applicable to the term loan facility was 6.71 percent. In addition, the Company paid a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the revolving credit facility.

The term loan facility was subject to amortization of approximately $10.8 million each year until maturity.

The Company's obligations under the Harris Credit Facility were collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, a former subsidiary of Pro-Fac), and (iii) the Existing Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the Harris Credit Facility were guaranteed by Pro-Fac and certain of the Company's subsidiaries (excluding AgriFrozen).

The Harris Credit Facility contained customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Harris Credit Facility also contained financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Harris Credit Facility, the assets, liabilities, and results of operations of AgriFrozen, a former subsidiary of Pro-Fac, were not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000 and August 1999, the Company negotiated amendments to the original covenants. In conjunction with these amendments, the Company incurred fees of approximately $1.7 million, $1.7 million, and $2.6 million, respectively. These fees were being amortized over the anticipated life of the Harris Credit Facility. The September 2000 amendment required a supplemental fee should a specified coverage ratio not be achieved for the first quarter of fiscal 2002. During September 2001, the Company paid a fee of $1.5 million.

As of June 29, 2002, Pro-Fac and the Company were in compliance with or had obtained waivers for all covenants, restrictions, and requirements under the terms of the Harris Credit Facility as amended.

In conjunction with the Transaction on August 19, 2002, proceeds received from Vestar/Agrilink Holdings LLC, along with the net proceeds from a new credit facility, were utilized to retire all existing indebtedness under the Harris Credit Facility. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under credit facilities). The Notes are guaranteed by Pro-Fac and certain of the Company's subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. The Company is in compliance with or has obtained bondholder consents for all covenants, restrictions, and requirements under the Notes.

Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of the Notes to amend or waive certain provisions in the indenture governing the Notes. Approval of the proposed amendments was obtained on July 22, 2002.

Subordinated Promissory Note: As partial consideration for the acquisition in fiscal 1999 of the Dean Foods Vegetable Company, the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), the Company issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Subordinated Promissory Note are below market value, the Company has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. The Company satisfied this requirement in fiscal 2002 and 2001 through the issuance of three and five additional promissory notes, respectively, each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

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

Senior Subordinated Notes - 12 1/4 Percent (due 2005, "Old Notes"): In fiscal 1999, in conjunction with the Dean Foods Vegetable Company acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Revolving Credit Facility (Notes Payable): Borrowings under short-term Harris Revolving Credit Facilities were as follows:

         (Dollars in Thousands)
                                                                                Fiscal Years Ended
                                                           -------------------------------------------------------------
                                                              June 29,               June 30,                   June 24,
                                                                2002                   2001                       2000
                                                           --------------          ------------               -----------
         Balance at end of period                            $      0                $      0                  $  5,700
         Rate at fiscal year end                                  0.0%                    0.0%                    9.375%
         Maximum outstanding during the period               $136,300                $121,000                  $156,100
         Average amount outstanding during the period        $ 83,300                $ 76,900                  $ 90,800
         Weighted average interest rate during the period         5.6%                    9.2%                      8.5%

Agrilink Foods also maintained a letter of credit facility with Harris Bank which provided for the issuance of letters of credit. As of June 29, 2002, there were $19.7 million in letters of credit outstanding.

Fair Value: The estimated fair value of long-term debt outstanding was approximately $646.3 million and $629.3 million at June 29, 2002 and June 30, 2001, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt of $4.5 million carries rates up to 6.5 percent at June 29, 2002. As of June 29, 2002, total long-term debt maturities during each of the next five fiscal years were as follows: 2003, $4.1 million; 2004, $0.3 million; 2005, $0.1 million; 2006, $0.0 million; and 2007 $0.0 million.

NOTE 10. TAXES ON INCOME

Benefit/(provision) for taxes on income include the following:

(Dollars in Thousands)
                                                               Fiscal Years Ended
                                                    ----------------------------------------
                                                    June 29,       June 30,         June 24,
                                                      2002           2001             2000
                                                    ---------      --------        ----------
                  Federal -
                    Current                         $ 1,382        $ 2,977          $ 2,886
                    Deferred                         28,741         (3,118)          (8,098)
                                                    -------        -------          -------
                                                     30,123           (141)          (5,212)
                                                    -------        -------          -------
                  State and foreign -
                    Current                          (1,825)          (173)             210
                    Deferred                          3,192           (346)            (902)
                                                    -------        -------          --------
                                                      1,367           (519)            (692)
                                                    -------        -------          --------
                                                    $31,490        $  (660)         $(5,904)
                                                    =======        =======          =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes is as follows:

                                                                                      Fiscal Years Ended
                                                                     ------------------------------------------------
                                                                      June 29,           June 30,           June 24,
                                                                        2002               2001               2000
                                                                      -------           ---------           ---------
Statutory federal rate                                                 35.0%               35.0%             35.0%
State and foreign income taxes, net of federal income tax benefit       0.8%              (60.7)%             5.6%
Goodwill and other intangible assets                                  (15.6)%             101.4%             10.3%
Meals and entertainment                                                (0.1)%              24.4%              1.6%
Dividend received reduction                                             0.0%               (4.9)%            (0.3)%
Other, net                                                             (0.7)%              (4.9)%            (4.3)%
                                                                      ------             -------             -----
Effective Tax Rate                                                     19.4%               90.3%             47.9%
                                                                      ======             =======             =====

Deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)
                                                                         June 29,              June 30,
                                                                           2002                  2001
                                                                       ------------          -----------
Liabilities -
   Depreciation                                                         $(46,277)            $(42,473)
   Goodwill and other intangible assets                                        0               (6,832)
   Prepaid manufacturing expense                                          (7,456)              (8,724)
   Investment in Great Lakes Kraut Company, LLC                           (2,585)              (1,555)
   Discount on Subordinated Promissory Notes                              (1,180)              (2,180)
                                                                        --------             --------
     Total deferred tax liabilities                                      (57,498)             (61,764)
                                                                        --------             --------
Assets -
   Inventories                                                            11,919                9,770
   Goodwill and other intangible assets                                   30,968                    0
   Credits and operating loss carryforwards                               19,211               15,026
   Insurance accruals                                                      2,681                2,921
   Pension/OPEB accruals                                                  11,053               10,883
   Other                                                                   3,966                4,881
                                                                        --------             --------
     Total deferred tax assets                                            79,798               43,481
                                                                        --------             --------
   Net deferred tax assets/(liabilities)                                  22,300              (18,283)
   Valuation allowance                                                   (14,540)              (5,891)
                                                                        --------             --------
     Total                                                              $  7,760             $(24,174)
                                                                        ========             ========-

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

During fiscal 2002, the Company maintained a valuation allowance in the amount of $14.5 million. The valuation allowance was established for foreign and state net operating losses and state tax credits generated during the fiscal year. Prior to fiscal 2002, the Company maintained a valuation allowance in the amount of $5.9 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As the Company cannot assure that realization of the credits is more likely than not to occur, a valuation allowance has been established.

In January 1995, the Boards of Directors of Agrilink Foods and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink Foods to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink Foods and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date and prior to the Transaction, a consolidated return has been filed incorporating Agrilink Foods and Pro-Fac. Tax expense is allocated to Agrilink Foods based on its operations.

In conjunction with the Transaction, and effective August 19, 2002, the Company will no longer file a consolidated return with Pro-Fac. In addition, the Company will not qualify as a cooperative under Subchapter T of the Internal Revenue Code. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures.

NOTE 11. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company has primarily noncontributory defined-benefit plans covering substantially all hourly employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. For purposes of this disclosure, all defined-benefit pension plans have been combined.

In September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

The Company also participates in several union sponsored pension plans. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans are paid when incurred and billed by the sponsoring union or plan.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 29, 2002 and June 30, 2001.

(Dollars in Thousands)
                                                                                       Pension Benefits
                                                                           --------------------------------------
                                                                                      Fiscal Years Ended
                                                                           --------------------------------------
                                                                            June 29,                   June 30,
                                                                              2002                       2001
                                                                           ---------                  ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $105,017                   $101,695
   Service cost                                                               4,227                      4,907
   Interest cost                                                              7,604                      7,729
   Plan participants' contributions                                              78                        125
   Plan amendments                                                               99                          0
   Curtailment                                                               (3,962)                         0
   Reversal of deferred compensation reserve                                    200                          0
   Actuarial loss/(gain)                                                      1,159                     (3,122)
   Benefits paid                                                             (8,353)                    (6,317)
   Adjustment for prior business combination                                    302                          0
                                                                           --------                   --------
     Benefit obligation at end of period                                    106,371                    105,017
                                                                           --------                   --------

Change in plan assets:
   Fair value of plan assets at beginning of period                          95,020                    111,956
   Actual loss on plan assets                                                  (205)                   (11,025)
   Employer contribution                                                        281                        281
   Plan participants' contributions                                              78                        125
   Benefits paid                                                             (8,353)                    (6,317)
   Adjustment for prior business combination                                    245                          0
                                                                           --------                   --------
     Fair value of plan assets at end of period                              87,066                     95,020
                                                                           --------                   --------

Plan funded status                                                          (19,305)                    (9,997)
   Unrecognized prior service cost                                              562                      1,987
   Unrecognized actuarial loss/(gain)                                         1,735                     (9,081)
                                                                           --------                   --------
     Accrued benefit liability net of additional minimum pension
        liability                                                          $(17,008)                  $(17,091)
                                                                           ========                   ========
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $(17,581)                  $(17,664)
   Accumulated other comprehensive income - minimum pension liability           573                        573
                                                                           --------                   --------
     Net amount recognized                                                 $(17,008)                  $(17,091)
                                                                           ========                   ========

Weighted-average assumptions:
   Discount rate                                                                7.4%                       7.8%
   Expected return on plan assets                                           8.0/9.5%                       9.5%
   Rate of compensation increase                                            3.8/3.5%                   4.5/3.0%

Net periodic benefit cost in fiscal years 2002, 2001, and 2000 is comprised of the following:

                                                                                    Pension Benefits
                                                                      ---------------------------------------------
                                                                                   Fiscal Years Ended
                                                                      ---------------------------------------------
                                                                       June 29,         June 30,         June 24,
                                                                         2002             2001             2000
                                                                       ---------       ---------         ---------
Components of net periodic benefit cost:
   Service cost                                                       $ 4,227          $  4,907          $ 6,520
   Interest cost                                                        7,604             7,729            7,592
   Expected return on plan assets                                      (8,931)          (10,424)         (10,604)
   Amortization of prior service cost                                     124               193              (16)
   Amortization of gain                                                  (609)           (1,810)             (51)
                                                                      -------          --------          -------
Net periodic benefit cost - Company plans                               2,415               595            3,441
Net periodic benefit cost - union plans                                   841               819              762
                                                                      -------          --------          -------
Total periodic benefit cost                                             3,256             1,414            4,203
Gain from pension curtailment, net                                     (2,472)                0                0
                                                                      -------          --------          -------
Total pension cost                                                    $   784          $  1,414          $ 4,203
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

The Company maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)
                                      Master Hourly                  Master Salaried                  Excess Benefit
                                      Pension Plan                   Retirement Plan                  Retirement Plan
                                    Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                              -----------------------------   -----------------------------   -----------------------------
                              June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                              -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation    $67,205         $63,624          $35,246         $38,234           $884          $1,089
Accumulated benefit obligation   64,164          57,316           33,922          32,527            802             879
Plan assets                      60,492          64,720           26,333          30,299              0               0


                                 Supplemental Executive            Supplemental Executive         Southland Frozen Foods
                                  Retirement Plan No. 1          Retirement Agreement No. 2            Pension Plan
                                    Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                              -----------------------------   -----------------------------   -----------------------------
                              June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                              -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation    $1,912          $1,716           $802            $353              $322          $302
Accumulated benefit obligation   1,912           1,716            802             353               322           N/A
Plan assets                          0               0              0               0               241           N/A

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

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 29, 2002 and June 30, 2001.

(Dollars in Thousands)
                                                                                      Other Benefits
                                                                           ----------------------------------
                                                                                   Fiscal Years Ended
                                                                           ----------------------------------
                                                                           June 29,                  June 30,
                                                                             2002                      2001
                                                                           --------                  --------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $ 6,333                   $ 5,658
   Service cost                                                                126                       170
   Interest cost                                                               492                       429
   Plan amendments                                                            (515)                     (891)
   Actuarial (gain)/loss                                                    (2,189)                    1,578
   Benefits paid                                                              (430)                     (611)
                                                                           -------                   -------
     Benefit obligation at end of period                                     3,817                     6,333
                                                                           -------                   -------

Change in plan assets:
   Fair value of assets at beginning of period                                   0                         0
   Employer contribution                                                       430                       611
   Benefits paid                                                              (430)                     (611)
                                                                           -------                   -------
     Fair value of assets at end of period                                       0                         0
                                                                           -------                   -------

Plan funded status:                                                         (3,817)                   (6,333)
   Unrecognized prior service cost                                          (1,266)                     (892)
   Unrecognized actuarial loss                                                (114)                    2,276
                                                                           -------                   -------
     Accrued benefit liability                                              (5,197)                   (4,949)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $(5,197)                  $(4,949)
                                                                           =======                   =======

Weighted-average assumptions:
   Discount rate                                                               7.4%                      7.8%
   Expected return on plan assets                                               N/A                       N/A
   Rate of compensation increase                                               3.8%                      3.0%


                                                                                     Other Benefits
                                                                          -------------------------------------
                                                                          June 29,      June 30,       June 24,
                                                                           2002          2001           2000
                                                                          ------         -----          -----
Components of net periodic benefit cost:
   Service cost                                                           $ 126          $170           $184
   Interest cost                                                            492           429            433
   Amortization of prior service cost                                      (141)            0              0
   Amortization of loss                                                     201            20            159
                                                                          -----          ----           ----
   Net periodic benefit cost                                              $ 678          $619           $776
                                                                          =====          ====           ====

For measurement purposes, a 12.5 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

                                                                           1-Percentage       1-Percentage
                                                                          Point Increase     Point Decrease
                                                                          --------------     --------------
Effect on total of service and interest cost components for fiscal 2002       $ 34              $ (30)
Effect on postretirement benefit obligation at June 29, 2002                  $172              $(151)

Agrilink Foods 401(k) Plan: Under the Agrilink Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2002, 2001, and 2000, the Company allocated approximately $1.3 million, $1.2 million, and $1.0 million, respectively, in the form of matching contributions to the plan.

In addition, Agrilink Foods also maintains a Non- Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2002, 2001, and 2000, the Company allocated $0.3 million, $0.3 million, and $0.2 million, respectively, in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Agrilink Foods' performance on earnings and debt repayment.

On June 26, 2002, the Company terminated the Equity Value Plan. There are no active units in this program, however, a liability of approximately $100,000 remains accrued for the payment of benefits of previously terminated and retired employees. This liability is expected to be paid in September 2002.

NOTE 12. OPERATING SEGMENTS

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)                                                                   Fiscal Years Ended
                                                                          -------------------------------------------
                                                                            June 29,         June 24,       June 30,
                                                                              2002             2001           2000
                                                                          ----------       ----------      ----------
Net Sales:
   Vegetables                                                              $  727.9         $  839.4       $  724.0
   Fruits                                                                     111.4            117.7          112.8
   Snacks                                                                      88.1             89.4           83.3
   Canned Meals                                                                46.0             51.6           49.9
   Other                                                                       37.1             43.2           48.5
                                                                           --------         --------       --------
     Continuing segments                                                    1,010.5          1,141.3        1,018.5
   Businesses sold(1)                                                           0.0              0.0           67.8
                                                                           --------         --------       --------
       Total                                                               $1,010.5         $1,141.3       $1,086.3
                                                                           ========         ========       ========

Operating income:
   Vegetables                                                              $   67.2         $   54.7       $   64.4
   Fruits                                                                      17.8             12.4           14.9
   Snacks                                                                       6.6              5.6            6.7
   Canned Meals                                                                 5.2              6.6            6.7
   Other                                                                        3.5              1.9            4.6
                                                                           --------         --------       --------
     Continuing segments operating income                                     100.3             81.2           97.3
   Businesses sold(1)                                                           0.0              0.0           (1.2)
                                                                           --------         --------       --------
       Subtotal                                                               100.3             81.2           96.1
Gain from pension curtailment                                                   2.4              0.0            0.0
Gains on sales of assets                                                        0.0              0.0            6.6
Restructuring                                                                  (2.6)             0.0            0.0
Goodwill impairment charge                                                   (179.0)             0.0            0.0
                                                                           --------         --------       --------
Operating (loss)/income before dividing with Pro-Fac                          (78.9)            81.2          102.7
Interest expense                                                              (66.4)           (79.8)         (78.1)
                                                                           --------         --------       --------
Pretax (loss)/income before dividing with Pro-Fac                          $ (145.3)        $    1.4       $   24.6
                                                                           ========         ========       ========

Total Assets:
   Vegetables                                                              $  665.5         $  854.9       $  876.3
   Fruits                                                                      77.2             72.7           80.0
   Snacks                                                                      40.7             47.6           44.0
   Canned meals                                                                26.8             45.7           45.9
   Other                                                                       43.1             57.6           52.4
                                                                           --------         --------       --------
     Continuing segments                                                      853.3          1,078.5        1,098.6
   Assets held for sale                                                         3.9              0.1            0.3
                                                                           --------         --------       --------
       Total                                                               $  857.2         $1,078.6       $1,098.9
                                                                           ========         ========       ========

Depreciation expense:
   Vegetables                                                              $   22.8         $   22.4       $   22.3
   Fruits                                                                       3.9              2.6            1.7
   Snacks                                                                       2.2              3.1            2.4
   Canned meals                                                                 1.0              0.9            1.2
   Other                                                                        1.0              1.7            1.2
                                                                           --------         --------       --------
     Continuing segments                                                       30.9             30.7           28.8
   Businesses sold(1)                                                           0.0              0.0            1.5
                                                                           --------         --------       --------
       Total                                                               $   30.9         $   30.7       $   30.3
                                                                           ========         ========       ========

Amortization Expense:
   Vegetables                                                              $    0.9         $    7.8       $    6.1
   Fruits                                                                       0.0              0.1            0.1
   Snacks                                                                       0.2              0.6            0.8
   Canned meals                                                                 0.0              0.7            0.7
   Other                                                                        0.0              0.7            0.7
                                                                           --------         --------       --------
     Continuing segments                                                        1.1              9.9            8.4
   Businesses sold(1)                                                           0.0              0.0            0.4
                                                                           --------         --------       --------
       Total                                                               $    1.1         $    9.9       $    8.8
                                                                           ========         ========       ========

(Dollars in Millions)                                                                 Fiscal Years Ended
                                                                          -----------------------------------------
                                                                           June 29,        June 24,        June 30,
                                                                             2002            2001            2000
                                                                          ---------       --------        --------
Capital expenditures:
   Vegetables                                                               $12.6           $14.8           $19.8
   Fruits                                                                     1.3             2.7             1.6
   Snacks                                                                     0.7             4.4             2.3
   Canned meals                                                               0.3             2.5             1.1
   Other                                                                      0.1             0.7             0.2
                                                                            -----           -----           -----
     Continuing segments                                                     15.0            25.1            25.0
   Businesses sold                                                            0.0             0.0             0.4
                                                                            -----           -----           -----
       Total                                                                $15.0           $25.1           $25.4
                                                                            =====           =====           =====

(1) Includes activities of businesses sold. See NOTE 4 to the "Notes to Consolidated Financial Statements."

NOTE 13. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the Harris Credit Facility. The covenants in the Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the Harris Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures.

The Subsidiary Guarantors have jointly and severally, fully and unconditionally guaranteed, the obligations of the Company with respect to the Senior Credit Facility.

Full financial statements of Pro-Fac are included as an Exhibit to this Form 10-K Equivalent. Presented below is condensed consolidating financial information for (i) Agrilink Foods (ii) the subsidiary guarantors; and
(iii) non-guarantor subsidiaries as of June 29, 2002 and June 30, 2001, and for the fiscal years ended June 29, 2002; June 30, 2001; and June 24, 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Company and its guarantor and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                               Balance Sheet
                                                                               June 29, 2002
                                                    --------------------------------------------------------------------
                                                      Agrilink    Subsidiary   Non-Guarantor Eliminating
                                                    Foods, Inc.   Guarantors   Subsidiaries    Entries      Consolidated
                                                    -----------   ----------   ------------    -------      ------------
(Dollars in Thousands)
Assets
Current assets:
   Cash and cash equivalents                         $ 14,243      $    121     $  322        $       0       $ 14,686
   Accounts receivable, net                            73,055         2,945          0                0         76,000
   Inventories -
     Finished goods                                   266,110           223        136                0        266,469
     Raw materials and supplies                        27,064           623        159                0         27,846
                                                     --------      --------     ------        ---------       --------
       Total inventories                              293,174           846        295                0        294,315
   Other current assets                                55,839          (158)       257                0         55,938
                                                     --------      --------     ------        ---------       --------
       Total current assets                           436,311         3,754        874                0        440,939

Property, plant and equipment, net                    280,796         3,883      3,441                0        288,120
Investment in subsidiaries                            163,093             0          0         (163,093)             0
Goodwill and other intangible assets, net              12,406        55,109          0                0         67,515
Other assets                                           60,426       103,655          0         (103,409)        60,672
                                                     --------      --------     ------        ---------       --------
       Total assets                                  $953,032      $166,401     $4,315        $(266,502)      $857,246
                                                     ========      ========     ======        =========       ========

Liabilities and Shareholder's Equity
Current liabilities:
   Notes payable                                     $      0      $      0     $    0        $       0       $      0
   Current portion of long-term debt                   14,916             0          0                0         14,916
   Accounts payable                                    69,730           836        137                0         70,703
   Accrued interest                                     6,255             0          0                0          6,255
   Intercompany loans                                    (115)          275       (160)               0              0
   Other current liabilities                           43,319         5,712        823                0         49,854
                                                     --------      --------     ------        ---------       --------
       Total current liabilities                      134,105         6,823        800                0        141,728

Long-term debt                                        623,057             0          0                0        623,057
Other non-current liabilities                         134,855             0          0         (103,409)        31,446
                                                     --------      --------     ------        ---------       --------
       Total liabilities                              892,017         6,823        800         (103,409)       796,231

Shareholder's equity                                   61,015       159,578      3,515         (163,093)        61,015
                                                     --------      --------     ------        ---------       --------
       Total liabilities and shareholder's equity    $953,032      $166,401     $4,315        $(266,502)      $857,246
                                                     ========      ========     ======        =========       ========

                                                                               Balance Sheet
                                                                               June 30, 2001
                                                    --------------------------------------------------------------------
                                                      Agrilink    Subsidiary   Non-Guarantor Eliminating
                                                    Foods, Inc.   Guarantors   Subsidiaries    Entries      Consolidated
                                                    -----------   ----------   ------------    -------      ------------
(Dollars in Thousands)
Assets
   Current assets:
     Cash and cash equivalents                       $    7,624    $     21     $   11        $       0       $    7,656
     Accounts receivable, net                            90,600       2,892          0                0           93,492
     Inventories -
       Finished goods                                   279,320         422        249                0          279,991
       Raw materials and supplies                        33,287         417        161                0           33,865
                                                     ----------    --------     ------        ---------       ----------
         Total inventories                              312,607         839        410                0          313,856
     Other current assets                                52,729      (4,190)       208                0           48,747
                                                     ----------    --------     ------        ---------       ----------
         Total current assets                           463,560        (438)       629                0          463,751

   Property, plant and equipment, net                   297,345       4,531      3,655                0          305,531
   Investment in subsidiaries                           308,207           0          0         (308,207)               0
   Goodwill and other intangible assets, net             53,552     195,225          0                0          248,777
   Other assets                                          60,290     110,326          0         (110,110)          60,506
                                                     ----------    --------     ------        ---------       ----------
         Total assets                                $1,182,954    $309,644     $4,284        $(418,317)      $1,078,565
                                                     ==========    ========     ======        =========       ==========

   Liabilities and Shareholder's Equity
   Current liabilities:
     Current portion of long-term debt               $   15,599    $      0     $    0        $       0       $   15,599
     Accounts payable                                   123,787       1,930        428                0          126,145
     Accrued interest                                     9,253           0          0                0            9,253
     Intercompany loans                                  (1,697)      1,859       (162)               0                0
     Other current liabilities                           58,078         968        698                0           59,744
                                                     ----------    --------     ------        ---------       ----------
         Total current liabilities                      205,020       4,757        964                0          210,741

   Long-term debt                                       631,128           0          0                0          631,128
   Other non-current liabilities                        166,474           0          0         (110,110)          56,364
                                                     ----------    --------     ------        ---------       ----------
         Total liabilities                            1,002,622       4,757        964         (110,110)         898,233

   Shareholder's equity                                 180,332     304,887      3,320         (308,207)         180,332
                                                     ----------    --------     ------        ---------       ----------
         Total liabilities and shareholder's equity  $1,182,954    $309,644     $4,284        $(418,317)      $1,078,565
                                                     ==========    ========     ======        =========       ==========

                                                                           Statement of Operations
                                                                        Fiscal Year Ended June 29, 2002
                                                     -----------------------------------------------------------------------
                                                      Agrilink      Subsidiary  Non-Guarantor    Eliminating
                                                     Foods, Inc.    Guarantors  Subsidiaries       Entries      Consolidated
                                                     -----------    ----------  ------------       -------      ------------
(Dollars in Thousands)
Net sales                                            $ 994,796      $  15,744     $ 17,318        $(17,318)      $1,010,540
Cost of sales                                         (784,435)       (10,862)     (17,304)         17,304         (795,297)
                                                     ---------      ---------     --------        --------       ----------
Gross profit                                           210,361          4,882           14             (14)         215,243
Other (expense)/income                                    (150)        53,657          816         (54,473)            (150)
Selling, administrative and general expenses          (166,433)        (4,671)           0          53,657         (117,447)
Goodwill impairment charge                             (41,260)      (137,765)           0               0         (179,025)
Income from joint venture                                2,457              0            0               0            2,457
                                                     ---------      ---------     --------        --------       ----------
Operating income/(loss) before dividing with Pro-Fac     4,975        (83,897)         830            (830)         (78,922)
Interest (expense)/income                              (76,919)        10,499            0               0          (66,420)
                                                     ---------      ---------     --------        --------       ----------
Pretax (loss)/income before dividing with Pro-Fac      (71,944)       (73,398)         830            (830)        (145,342)
Pro-Fac share of income                                (16,842)             0            0               0          (16,842)
                                                     ---------      ---------     --------        --------       ----------
(Loss)/income before taxes                             (88,786)       (73,398)         830            (830)        (162,184)
Tax benefit/(provision)                                 55,010        (22,975)        (545)              0           31,490
                                                     ---------      ---------     --------        --------       ----------
Net (loss)/income                                    $ (33,776)     $ (96,373)    $    285        $   (830)      $ (130,694)
                                                     =========      =========     ========        ========       ==========


                                                                            Statement of Operations
                                                                        Fiscal Year Ended June 30, 2001
                                                     -------------------------------------------------------------------------
                                                      Agrilink      Subsidiary  Non-Guarantor   Eliminating
                                                     Foods, Inc.    Guarantors  Subsidiaries       Entries        Consolidated
                                                     -----------    ----------  ------------       -------        ------------
(Dollars in Thousands)
Net sales                                            $1,125,098      $ 16,282     $ 17,329        $(17,329)        $1,141,380
Cost of sales                                          (918,055)      (10,751)     (16,461)         16,461           (928,806)
                                                     ----------      --------     --------        --------         ----------
Gross profit                                            207,043         5,531          868            (868)           212,574
Other income                                                  0        57,563          627         (58,190)                 0
Selling, administrative, and general expenses          (179,906)      (10,772)           0          57,563           (133,115)
Income from joint venture                                 1,779             0            0               0              1,779
                                                     ----------      --------     --------        --------         ----------
Operating income before dividing with Pro-Fac            28,916        52,322        1,495          (1,495)            81,238
Interest (expense)/income                               (89,812)       10,037           91             (91)           (79,775)
                                                     ----------      --------     --------        --------         ----------
Pretax (loss)/income before dividing with Pro-Fac       (60,896)       62,359        1,586          (1,586)             1,463
Pro-Fac share of income                                    (732)            0            0               0               (732)
                                                     ----------      --------     --------        --------         ----------
(Loss)/income before taxes                              (61,628)       62,359        1,586          (1,586)               731
Tax benefit/(provision)                                  22,178       (22,163)        (675)              0               (660)
                                                     ----------      --------     --------        --------         ----------
Net (loss)/income                                    $  (39,450)     $ 40,196     $    911        $ (1,586)        $       71
                                                     ==========      ========     ========        ========         ==========

                                                                     Statement of Operations
                                                                 Fiscal Year Ended June 24, 2000
                                                     --------------------------------------------------------
                                                      Agrilink      Subsidiary    Eliminating
                                                     Foods, Inc.    Guarantors    Entries        Consolidated
                                                     -----------    ----------    -------        ------------
(Dollars in Thousands)
Net sales                                            $1,072,528      $ 13,773     $      0        $1,086,301
Cost of sales                                          (848,814)       (8,505)           0          (857,319)
                                                     ----------      --------     --------          --------
Gross profit                                            223,714         5,268            0           228,982
Other income                                                  0        59,461      (59,461)                0
Selling, administrative and general expenses           (184,557)      (10,229)      59,461          (135,325)
Income from joint venture                                 2,418             0            0             2,418
Gain on sale of assets                                    6,635             0            0             6,635
                                                     ----------      --------     --------        ----------
Operating income before dividing with Pro-Fac            48,210        54,500            0           102,710
Interest (expense)/income                               (82,897)        4,843            0           (78,054)
                                                     ----------      --------     --------        ----------
Pretax (loss)/income before dividing with Pro-Fac       (34,687)       59,343            0            24,656
Pro-Fac share of income                                 (12,328)            0            0           (12,328)
                                                     ----------      --------     --------        ----------
(Loss)/income before taxes                              (47,015)       59,343            0            12,328
Tax benefit/(provision)                                  14,867       (20,771)           0            (5,904)
                                                     ----------      --------     --------        ----------
Net (loss)/income                                    $  (32,148)     $ 38,572     $      0        $    6,424
                                                     ==========      ========     ========        ==========

                                                                        Statement of Cash Flows
                                                                     Fiscal Year Ended June 29, 2002
                                                    ----------------------------------------------------------------
                                                     Agrilink     Subsidiary Non-Guarantor Eliminating
                                                    Foods, Inc.   Guarantors Subsidiaries   Entries     Consolidated
                                                    -----------   ---------- ------------   -------     ------------
(Dollars in Thousands)
Net (loss)/income                                    $(33,776)     $(96,373)    $ 285        $(830)      $(130,694)
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Goodwill impairment charge                        41,260       137,765         0            0         179,025
     Amortization of goodwill and other intangibles       397           750         0            0           1,147
     Amortization of debt issue costs and amendment
       costs and discount on subordinated
         promissory note                                5,660             0         0            0           5,660
     Interest in-kind on subordinated promissory note   1,308             0         0            0           1,308
     Depreciation                                      30,012           548       290            0          30,850
     Equity in undistributed earnings of CoBank           (97)            0         0            0             (97)
     Equity in undistributed earnings of joint
       venture                                         (1,795)            0         0            0          (1,795)
     Benefit for deferred taxes                       (31,934)            0         0            0         (31,934)
     Provision for losses on accounts receivable          437           120         0            0             557
     Change in working capital                          2,612       (42,710)     (113)         830         (39,381)
                                                     --------      --------     -----        -----       ----------
Net cash provided by operating activities              14,084           100       462            0          14,646

Cash flows from investing activities:
   Purchase of property, plant, and equipment         (14,875)            0      (151)           0         (15,026)
   Proceeds from disposals                                595             0         0            0             595
   Advances (to)/from joint venture                     4,016             0         0            0           4,016
   Proceeds from investment in CoBank                   5,114             0         0            0           5,114
                                                     --------      --------     -----        -----       ---------
Net cash used in investing activities                  (5,150)            0      (151)           0          (5,301)

Cash flows from financing activities:
   Payments on long-term debt                         (11,790)            0         0            0         (11,790)
   Payments on capital leases                            (620)            0         0            0            (620)
   Cash paid for debt issuance costs and amendments    (1,694)            0         0            0          (1,694)
   Capital contributions from Pro-Fac                  11,789             0         0            0          11,789
                                                     --------      --------     -----        -----       ---------
Net cash used in financing activities                  (2,315)            0         0            0          (2,315)
                                                     --------      --------     -----        -----       ---------
Net change in cash and cash equivalents                 6,619           100       311            0           7,030
Cash and cash equivalents at beginning of period        7,624            21        11            0           7,656
                                                     --------      --------     -----        -----       ---------
Cash and cash equivalents at end of period           $ 14,243      $    121     $ 322        $   0       $  14,686
                                                     ========      ========     =====        =====       =========

                                                                             Statement of Cash Flows
                                                                          Fiscal Year Ended June 30, 2001
                                                           --------------------------------------------------------------
                                                            Agrilink    Subsidiary Non-Guarantor Eliminating
                                                           Foods, Inc.  Guarantors Subsidiaries   Entries    Consolidated
                                                           -----------  ---------- ------------   -------    ------------
(Dollars in Thousands)
Net Income                                                  $(39,450)    $ 40,196    $ 911       $(1,586)     $     71
Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities -
     Amortization of goodwill and other intangible assets      2,803        7,057        0             0         9,860
     Amortization of debt issue costs and amendment costs
       and discount on subordinated promissory note            4,895            0        0             0         4,895
     Interest in-kind on subordinated promissory note          2,069            0        0             0         2,069
     Depreciation                                             29,831          572      303             0        30,706
     Equity in undistributed earnings of CoBank                  (97)           0        0             0           (97)
     Equity in undistributed earnings of joint venture        (1,243)           0        0             0        (1,243)
     Provision for deferred taxes                              3,464            0        0             0         3,464
     Provision for losses on accounts receivable                 560           50        0             0           610
     Change in working capital                                47,717      (45,036)    (742)        1,586         3,525
                                                            --------     --------    -----       -------      --------
Net cash provided by operating activities                     50,549        2,839      472             0        53,860

Cash flows from investing activities:
   Purchase of property, plant, and equipment                (21,638)      (3,027)    (461)            0       (25,126)
   Proceeds from disposals                                     5,797            0        0             0         5,797
   Advances (to)/from joint venture                          (10,678)           0        0             0       (10,678)
   Proceeds from investment in CoBank                          4,259            0        0             0         4,259
                                                            --------     --------    -----       -------      --------
Net cash used in investing activities                        (22,260)      (3,027)    (461)            0       (25,748)

Cash flows from financing activities:
   Net payments on short-term debt                            (5,700)           0        0             0        (5,700)
   Payments on long-term debt                                (18,084)           0        0             0       (18,084)
   Payments on capital leases                                   (449)           0        0             0          (449)
   Cash paid for debt issuance costs and amendments           (1,730)           0        0             0        (1,730)
   Capital contributions by Pro-Fac                              513            0        0             0           513
                                                            --------     --------    -----       -------      --------
Net cash used in financing activities                        (25,450)           0        0             0       (25,450)
                                                            ---------    --------    -----       -------      ---------
Net change in cash and cash equivalents                        2,839         (188)      11             0         2,662
Cash and cash equivalents at beginning of period               4,785          209        0             0         4,994
                                                            --------     --------    -----       -------      --------
Cash and cash equivalents at end of period                  $  7,624     $     21    $  11       $     0      $  7,656
                                                            ========     ========    =====       =======      ========

                                                                            Statement of Cash Flows
                                                                         Fiscal Year Ended June 24, 2000
                                                              -----------------------------------------------------
                                                               Agrilink     Subsidiary     Eliminating
                                                              Foods, Inc.   Guarantors       Entries   Consolidated
                                                              -----------   ----------       -------   ------------
(Dollars in Thousands)
Net (loss)/income                                              $(32,148)     $ 38,572           $0      $  6,424
Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities -
     Gain on sale of assets                                      (6,635)            0            0        (6,635)
     Amortization of goodwill and other intangible assets         1,711         7,057            0         8,768
     Amortization of debt issue costs and amendment costs and
       discount on subordinated promissory note                   4,318             0            0         4,318
     Interest in-kind on subordinated promissory note             1,571             0            0         1,571
     Depreciation                                                29,983           330            0        30,313
     Equity in undistributed earnings of CoBank                    (102)            0            0          (102)
     Equity in undistributed earnings of joint venture              (96)            0            0           (96)
     Provision for deferred taxes                                 9,000             0            0         9,000
     Provision for losses on accounts receivable                    191            10            0           201
     Change in working capital                                  (25,976)      (45,027)           0       (71,003)
                                                               --------      --------           --      --------
Net cash (used in)/provided by operating activities             (18,183)          942            0       (17,241)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                   (24,608)         (820)           0       (25,428)
   Proceeds from disposals                                       64,360             0            0        64,360
   Advances (to)/from joint venture                                (465)            0            0          (465)
   Proceeds from investment in CoBank                             3,378             0            0         3,378
   Cash paid for acquisitions                                      (250)            0            0          (250)
                                                               ---------     --------           --      --------
Net cash provided by/(used in) investing activities              42,415          (820)           0        41,595

Cash flows from financing activities:
   Net payments on short-term debt                              (13,200)            0            0       (13,200)
   Payments on long-term debt                                   (18,470)            0            0       (18,470)
   Payments on capital leases                                      (238)            0            0          (238)
   Cash paid for debt issuance costs and amendments              (2,624)            0            0        (2,624)
   Capital contributions by Pro-Fac                               8,632             0            0         8,632
                                                               --------      --------           --      --------
Net cash used in financing activities                           (25,900)            0            0       (25,900)
                                                               ---------     --------           --      ---------
Net change in cash and cash equivalents                          (1,668)          122            0        (1,546)
Cash and cash equivalents at beginning of period                  6,453            87            0         6,540
                                                               --------      --------           --      --------
Cash and cash equivalents at end of period                     $  4,785      $    209           $0      $  4,994
                                                               ========      ========           ==      ========

NOTE 14. OTHER MATTERS

Transactions Between Agrilink Foods and AgriFrozen: Prior to February 2001, Agrilink Foods purchased frozen vegetables from AgriFrozen. AgriFrozen was a former subsidiary of Pro-Fac. For fiscal 2001, Agrilink purchases were approximately $25.6 million.

On February 16, 2001, Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to the Company pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between the Company and AgriFrozen, the Company funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total funding was estimated to be approximately $8.7 million. See NOTE 5 to the "Notes to Consolidated Financial Statements" for further discussion of the transaction.

In addition, AgriFrozen maintained an administrative service agreement with Agrilink Foods. Agrilink Foods provided certain management, consulting, and administrative services. For the year ended June 30, 2001, Agrilink Foods received approximately $0.6 million in service fees related to the agreement. This agreement was terminated on June 30, 2001.

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

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink agrees to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms matter and the Seifer Trust matter, pending in bankruptcy court in Eugene, Oregon. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

In addition, the Company is party to various other litigation and claims arising in the ordinary course of business. Management and legal counsel for the Company are of the opinion that none of these legal actions will have a material effect on the financial position of the Company.

Commitments: Agrilink Foods has also guaranteed an approximate $1.7 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

NOTE 15. SUBSEQUENT EVENTS

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Agrilink Foods, Inc., at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24% of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72% and Vestar owns 56.24% of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Also, as part of the Transaction, executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire with a combination of cash and promissory issued notes to Holdings LLC an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04% of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1% of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Agreement discussed below.

As part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable. Also, immediately following the closing of the Transaction, Agrilink Foods changed its corporate domicile to Delaware by means of a reincorporation merger. The reincorporation merger complied with
Section 5.01 of the indenture for the 11 7/8% Senior Subordinated Notes due 2008. The Transaction will cause our assets and liabilities to be reflected at fair value subsequent to closing.

Also in connection with the Transaction, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of
(i) a $200 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. The Term Loan Facility has a maturity of six years.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the Senior Credit Agreement. Initially the Senior Credit Agreement bears interest in the case of base rate loans at the base rate plus (i) 1.75 percent for loans under the Revolving Credit Facility, and (ii) 2.00 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus
(i) 2.75 percent for loans under the Revolving Credit Facility and (ii) 3.00 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.50 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio.

Commencing December 31, 2002, the Term Loan Facility will require payments in equal quarterly installments in the amount of $675,000. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the New Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Commitment at an applicable percentage that corresponds to the Company's leverage ratio. The balance due will be payable at maturity.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions.

The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio.

The proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Agrilink Foods' indebtedness under its existing senior credit facilities with Harris Trust and Savings Bank and the lenders thereunder, to consummate the Transaction, and to pay related fees and expenses incurred in the Transaction. The Transaction allowed for an immediate reduction in the debt of Agrilink Foods of approximately $140.0 million.

Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of its outstanding 11 7/8% Senior Subordinated Notes due 2008 to amend or waive certain provisions in the indenture governing the notes.

In connection with the Transaction, certain of the parties to the Transaction entered into several agreements effective as of the Closing Date, including the following:

(i) Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Agrilink Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

(ii) Securityholders Agreement. Holdings LLC, Pro-Fac and Vestar, together with others, entered into a securityholders agreement dated August 19, 2002 (the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods to be set at nine and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods, five members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Agrilink Foods and one member/director designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Agrilink Foods) and Vestar.

(iii) Management Agreement. Agrilink Foods, Holdings Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings Inc. and Agrilink Foods. In consideration for such services, Holdings Inc. and Agrilink Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million and 0.7% of Agrilink Foods' earnings, before interest, tax, depreciation and amortization. In addition, on the Closing Date, Agrilink Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the Transaction.

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the existing marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Existing Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac has been terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Existing Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Existing Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Existing Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink's needs for each particular crop, then certain shortfall payments are made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement will report only to the chief executive officer (or other representative) of Agrilink Foods.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Prior to the consummation of the Transaction, Agrilink Foods' Board of Directors consisted of one management director, three Pro-Fac Directors and four Disinterested Directors. As a result of the Transaction, the composition of the Board of Directors of the Company has changed.

The Securityholders Agreement dated and effective as of August 19, 2002, among Holdings LLC, Pro-Fac and Vestar, together with others, includes a voting agreement pursuant to which the holders of Holdings LLC common units agree to, among other things, vote their common units and to take any other action necessary to elect or cause to be elected to Agrilink Foods's Board of Directors five directors designated by Vestar, two directors designated by Pro-Fac, one director who shall be the chief executive officer of Agrilink Foods (the "Management Director") and one director designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Agrilink Foods) and Vestar. The Securityholders Agreement also provides that so long as Mr. Dennis Mullen serves as the Management Director he shall serve as Chairman of the Board of Directors.

As of August 29, 2002, seven directors had been designated and elected to the Board of Directors and the remaining two directors will be designated and elected in due course.

Set forth below is certain information concerning the individuals who currently serve as the directors and executive officers of the Company.

                                       Year of
              Name                      Birth                                     Positions
------------------------------         -------       ----------------------------------------------------------------
Dennis M. Mullen(1)                     1953         Chairman of the Board and President and Chief Executive Officer

Earl L. Powers                          1944         Executive Vice President and Chief Financial Officer

David M. Mehalick(2)                    1956         Vice President and General Counsel

Carl W. Caughran                        1953         Executive Vice President - Operations

Stephen R. Wright                       1947         Executive Vice President - Member/Investor Relations

Bernhard H. Frega                       1951         Executive Vice President - Sales and Marketing

Peter R. Call(3)                        1956         Director

Bruce R. Fox(3)                         1947         Director

David M. Hooper(4)                      1967         Director

Prakash A. Melwani(4)                   1958         Director

Daniel S. O'Connell(4)                  1954         Director

Brian K. Ratzan(4)                      1970         Director



-----------------------

(1)  Management Director

(2) Mr. Mehalick has tendered his resignation effective October 1, 2002. After that date Mr. Mehalick will no longer be an employee of the Company.

(3)  Pro-Fac director designee

(4)  Vestar director designee

     Mr. Cornelius Harrington, Jr., Mr. Walter Payne, Mr. James Pierson, Mr. Paul Roe, and Mr. Frank Stotz resigned from Agrilink Foods' Board of Directors on August 19, 2002. Mr. Steven Koinzan was replaced on the Agrilink Foods' Board of Directors on August 29, 2002. Mr. Peter R. Call was elected to the Agrilink Foods' Board of Directors on August 29, 2002.

Dennis M. Mullen was named Chairman of the Board on August 19, 2002. Mr. Mullen has served as the President and Chief Executive Officer of the Company since January 1998 and as a Director of the Company since May 1996. He was Chief Operating Officer of the Company from May 1996 to January 1998 and Executive Vice President from January 1996 to May 1996. He had been President and Chief Executive Officer of the Curtice Burns Foods business unit of Agrilink Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of the Curtice Burns Foods business unit from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley Fine Foods from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, St. Leo College, the Rochester Institute of Technology School of Food, Hotel and Travel Management's National Advisory Board, Junior Achievement of Rochester, New York Area and Chase Manhattan Bank's Northeast Regional Advisory Board.

Earl L. Powers has been Executive Vice President and Chief Financial Officer of the Company since February 1997. He was Vice President and Corporate Controller of the Company from March 1993 to February 1997, and Vice President Finance and Management Information Systems of the Curtice Burns Foods business unit of Agrilink Foods from 1991 to March 1993. Prior to joining Agrilink Foods, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987. He currently serves on the Board of Directors of Chase Manhattan Bank's Northeast Advisory Board.

David M. Mehalick joined Agrilink Foods May 1, 1999 as Vice President and General Counsel. Prior to employment with Agrilink Foods, he practiced law in the firm of Harris Beach LLP from 1981 to 1999.

Carl W. Caughran has been Executive Vice President - Operations of the Company since 1999. He has also served as President and CEO of Nalley Fine Foods from 1996-1999. Prior to joining the Company, he held various executive positions at Borden Foods, including Vice President/General Manager of both the Western Snack Group and Eastern Snack Group.

Stephen R. Wright has been Executive Vice President of the Company since November 6, 1996. He was Senior Vice President - Procurement of Agrilink Foods from November 1994 and Vice President - Procurement for Agrilink Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Agrilink Foods from 1988 to 1990. Mr. Wright has been an officer and the General Manager of Pro-Fac since March 1995 and was elected Secretary of Pro-Fac in June 1999.

Bernhard H. Frega has been Executive Vice President - Sales and Marketing of the Company since 1999. He has over twenty-five years experience with Agrilink Foods, including serving as vice president for private label and consumer products for the Comstock Michigan Fruit Division and executive vice president and COO of the Curtice Burns business unit from 1995 to 1999.

Peter R. Call became a Director of the Company on August 29, 2002. He also serves as a director of Pro-Fac and has served in such capacity since 2000. He produces vegetables in Batavia, New York (My-T Acres, Inc. has been a member of Pro-Fac since 1961).

Bruce R. Fox has been a Director of the Company since 1994. Mr. Fox served as Chairman of the Board from 2000 to August 19, 2002. He also serves as a director of Pro-Fac and has served in such capacity since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

David M. Hooper became a director of the Company in August 2002. Mr. Hooper is a Managing Director of Vestar Capital Partners. Mr. Hooper joined Vestar in 1994 and currently serves as a director of Advanced Organics, Inc. and Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

Prakash A. Melwani became a director of the Company in August 2002. Mr. Melwani is a Managing Director and co-founder of Vestar Capital Partners. Mr. Melwani currently is a director of Insight Communications Company, Inc. and Valor Telecommunications, LLC, companies in which Vestar or its affiliates have a significant equity interest.

Daniel S. O'Connell became a director of the Company in August 2002. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is also a director of Aearo Corporation, Cluett American Corporation, Insight Communications Company, Inc., Remington Products Company L.L.C., Sunrise Medical, Inc., and St. John Knits Co., Inc. All are companies in which Vestar or its affiliates have a significant equity interest.

Brian K. Ratzan became a director of the Company in August 2002. Mr. Ratzan is a Vice President of Vestar Capital Partners. Mr. Ratzan joined Vestar in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Company, earned during fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table
                                                                                         Annual
                                                                                      Compensation(1)              401(k)
                                                                               ----------------------------      Matching
Name and Principal Position                                        Year          Salary          Bonus(2)      Contributions
---------------------------                                        ----        -----------      ---------      -------------
Dennis M. Mullen                                                   2002         $600,000        $       0        $8,538
   President and Chief Executive Officer and Director              2001         $600,000        $       0        $9,808
                                                                   2000         $525,000        $       0        $3,173

Earl L. Powers                                                     2002         $305,250        $       0        $6,105
   Executive Vice President and Chief Financial Officer            2001         $305,104        $       0        $4,444
                                                                   2000         $283,854        $       0        $4,125

David M. Mehalick                                                  2002         $260,000        $       0        $5,500
   Vice President and General Counsel                              2001         $253,067        $  50,000        $7,289
                                                                   2000         $241,867        $       0        $    0

Carl W. Caughran                                                   2002         $240,000        $       0        $6,138
   Executive Vice President - Operations                           2001         $232,050        $       0        $6,880
                                                                   2000         $218,400        $       0        $3,276

Stephen R. Wright                                                  2002         $225,000        $       0        $6,534
   Executive Vice President - Member/Investor Relations            2001         $222,685        $       0        $6,556
                                                                   2000         $212,160        $       0        $3,120

(1) No Named Executive Officer has received perquisites and other personal benefits, securities or property during the period in excess of the lesser of $50,000 or 10 percent of the annual salary and bonus reported by such officer.

(2) Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Agrilink Foods' performance on earnings and debt repayment.

On June 26, 2002, the Company terminated the Equity Value Plan. There are no active units in this program, however, a liability of approximately $100,000 remains accrued for the payment of benefits of previously terminated and retired employees. This liability is expected to be paid in September 2002.

Retirement Plans: The Company's Master Salaried Retirement Plan (the "Pension Plan") provided defined retirement benefits for its officers and all salaried exempt and non-exempt personnel. This plan was amended to freeze benefit accruals effective September 2001. Participants who, on that date, were actively employed and had attained the age of 40, completed five years of vesting service, and whose sum of age and vesting service was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 2001, but in no event beyond September 2006. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Pension Plan Table" below.

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 29, 2002, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-12, Earl L. Powers-10, David M. Mehalick-1, Carl W. Caughran-5, and Stephen R. Wright-26.

The Company maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act. In September 2001, the Company made the decision to freeze benefits in the same manner as described for the Master Salaried Retirement Plan.

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to the Company's Chief Executive Officer. The Company has not pre-funded this liability at June 29, 2002. The projected and accumulated benefit obligation under the plan at June 29, 2002 was $802,000.

The Company's Chief Executive Officer has agreed to a modification to the SERP under which he is covered. The modification prevents the Transaction from being treated as a change of control for purposes of the SERP. As such, the closing of the Transaction did not accelerate the vesting of benefits under the SERP.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               Pension Plan Table


                                                  Years of Plan Participation
             Final       ----------------------------------------------------------------------------
         Average Pay          15              20               25              30               35
         -----------       -------        --------         --------        --------         ---------
          $125,000         $21,563        $ 28,750         $ 35,938        $ 43,125         $ 50,313
           150,000          25,875          34,500           43,125          51,750           60,375
           175,000          30,188          40,250           50,313          60,375           70,438
           200,000          34,500          46,000           57,500          69,000           80,500
           225,000          38,813          51,750           64,688          77,625           90,563
           250,000          43,125          57,500           71,875          86,250          100,625
           275,000          47,438          63,250           79,063          94,875          110,688
           300,000          51,750          69,000           86,250         103,500          120,750
           325,000          56,063          74,750           93,438         112,125          130,813
           350,000          60,375          80,500          100,625         120,750          140,875
           375,000          64,688          86,250          107,813         129,375          150,938
           400,000          69,000          92,000          115,000         138,000          161,000
           425,000          73,313          97,750          122,188         146,625          171,063
           450,000          77,625         103,500          129,375         155,250          181,125
           475,000          81,938         109,250          136,563         163,875          191,188
           500,000          86,250         115,000          143,750         172,500          201,250

Termination Protection Provisions: Agrilink Foods adopted a revised Salary Continuation Agreement for Mr. Mullen on August 22, 2001, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement.

Agrilink Foods adopted a Key Executive Severance Plan with respect to named executives on January 16, 2002, whereby, two years of salary and benefits continuation will be provided if their employment is involuntarily terminated at any time when a "Change of Control," as defined in the Plan, is anticipated or within two years after a Change of Control, for reasons other than for "cause" as such term is defined in the Plan.

Directors' Compensation: During fiscal 2002, Agrilink Foods' Directors were paid an annual retainer. Mr. Roe was paid an annual retainer of $20,000. Mr. Koinzan was paid an annual retainer of $25,000. Mr. Fox, who also served as Chairman of the Board of Directors during fiscal 2002 was paid an annual retainer of $40,000. All other non-employee directors, Messrs. Harrington, Payne, Pierson and Stotz received an annual retainer of $35,000 each. Messrs. O'Connell, Melwani, Hooper, Ratzan and Call became directors of the Company in August 2002. Accordingly, they did not receive a retainer for fiscal 2002. Directors are paid an additional $2,000 retainer for each board committee they serve as chairman, otherwise Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacities as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 29, 2002, all of the capital stock of the Company was owned by Pro-Fac Cooperative, Inc. On August 19, 2002, Vestar acquired control of the Company. As a result of the Transaction, Agrilink Foods became the indirect, wholly-owned subsidiary of Holdings, LLC. Vestar owns 56.24% and Pro-Fac owns 40.72% of the common equity securities of Holdings LLC. The Class A common units entitle the holder thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. See General Development of Business and NOTES 1, 3, 9, and 15 to the "Notes to Consolidated Financial Statements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Borrowings by Pro-Fac: Prior to the consent of bondholders obtained in conjunction with the Transaction, the Harris Credit Facility and Senior Subordinated Notes - 11 7/8 (due 2008) permitted the Company to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Harris Credit Facility. The loan balance was required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the Harris Credit Facility, as long as Pro-Fac had the right to borrow under the Existing Marketing and Facilitation Agreement, the Senior Subordinated Notes - 11 7/8 Percent (due 2008) did not permit Pro-Fac to incur any other indebtedness.

Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of its outstanding notes to amend and waive certain provisions in the indenture. The amendments allow the Company to make loans to Pro-Fac for working capital purposes in amounts not to exceed $5.0 million at any time plus accrued interest.

As part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

Credit Facility with Pro-Fac: Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has delivered to Agrilink Foods a promissory note in the aggregate principal amount of $5.0 million and has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

Transitional Services Agreement: Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of August 19, 2002, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from August 19, 2002. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac.

Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement will report only to the chief executive officer (or other representative) of Agrilink Foods. Currently, Mr. Stephen Wright serves as general manager of Pro-Fac. Mr. Wright also serves as an Executive Vice President of Agrilink Foods. As an employee of Agrilink Foods, Mr. Wright's salary is paid by Agrilink Foods.

Management Agreement: Agrilink Foods, Holdings Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings Inc. and Agrilink Foods. In consideration for such services, Holdings Inc. and Agrilink Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million and 0.7% of Agrilink Foods' earnings, before interest, tax, depreciation and amortization. In addition, on the closing of the Transaction, Agrilink Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the Transaction.

Equity Ownership in CoBank: As part of its lending arrangements with CoBank, which is a cooperative, the Company has made investments in CoBank. The Company made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the bank's capital needs, of its interest paid to the bank and (ii) a patronage rebate on interest paid to the bank based on the bank's earnings, which is paid in cash and capital certificates.

As of June 29, 2002, the amount of the Company's investment in the Bank was approximately $9.6 million. Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over an approximate five-year period.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac. Pursuant to the Existing Marketing and Facilitation Agreement such crops in turn were sold to Agrilink Foods. During fiscal 2002, the following directors and executive officers of Pro-Fac, directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:

(Dollars in Thousands)

                                                             RELATIONSHIP                     GROSS PURCHASES
       NAME                                                  TO PRO-FAC                       IN FISCAL 2002
------------------------                         --------------------------------------   -----------------------
                                                                                           (Dollars in Thousands)
Dale E. Burmeister...........................    Director                                        $  405
Peter R. Call*...............................    Director                                        $3,750
Glen Lee Chase...............................    Director                                        $  214
Tom R. Croner................................    Director and Treasurer                          $   94
Kenneth A. Dahlstedt.........................    Director                                        $  329
Robert DeBadts...............................    Director                                        $  511
Bruce R. Fox**...............................    Director and President                          $1,480
Steven D. Koinzan**..........................    Director and Vice President                     $  442
Kenneth A. Mattingly.........................    Director                                        $1,906
Allan W. Overhiser...........................    Director                                        $   70
Paul E. Roe**................................    Director                                        $  906
Darell Sarff.................................    Director                                        $   93

* Peter R. Call was elected to the Agrilink Foods' Board of Directors on August 29, 2002.

** Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe were directors of both Pro-Fac and Agrilink Foods at June 29, 2002. Mr. Roe resigned from Agrilink Foods' Board of Directors on August 19, 2002. Mr. Koinzan was replaced on the Agrilink Foods' Board of Directors on August 29, 2002.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by Delaware law and in accordance with the policy of that state, the Company has obtained insurance from Lumbermens Mutual Casualty Company (Kemper) and Great American Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 19, 2003 at an annual cost of approximately $150,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

    ITEM                                                                                                            Page
    ----                                                                                                            ----
Agrilink Foods, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements...........................................................   29
   Report of Independent Accountants..............................................................................   30
   Consolidated Financial Statements:
     Consolidated Statement of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
       for the years ended June 29, 2002, June 30, 2001, and June 24, 2000........................................   31
     Consolidated Balance Sheets at June 29, 2002 and June 30, 2001...............................................   32
     Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001, and June 24, 2000....   33
     Notes to Consolidated Financial Statements...................................................................   34

     (2) The following additional financial data are set forth herein:

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

Agrilink Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 29, 2002

                                                                               Fiscal Year Ended
                                                                 -----------------------------------------------
                                                                 June 29, 2002   June 30, 2001     June 24, 2000
                                                                 -------------   -------------     -------------
    Allowance for doubtful accounts
      Balance at beginning of period                             $   843,000     $  887,000        $ 1,202,000
      Additions charged to expense                                   557,000        610,000            201,000
      Deductions                                                    (669,000)      (654,000)          (516,000)
                                                                 -----------     ----------        -----------
      Balance at end of period                                   $   731,000     $  843,000        $   887,000
                                                                 ===========     ==========        ===========

    Inventory reserve*
      Balance at beginning of period                             $ 3,135,000     $1,106,000        $ 2,777,000
      Net change                                                   3,792,000       (648,000)        (1,671,000)
      Increase due to AgriFrozen inventory purchase**                      0      2,677,000                  0
                                                                 -----------     ----------        -----------
      Balance at end of period                                   $ 6,927,000     $3,135,000        $ 1,106,000
                                                                 ===========     ==========        ===========

    Tax valuation allowance***
      Balance at beginning of period                             $ 5,891,000     $5,752,000        $ 1,409,000
      Net change                                                   8,649,000        139,000          4,343,000
                                                                 -----------     ----------        -----------
      Balance at end of period                                   $14,540,000     $5,891,000        $ 5,752,000
                                                                 ===========     ==========        ===========


* Difference between FIFO cost and market applicable to inventories. Reductions to the reserve in fiscal 2000 and 2001 were recorded as related inventory was disposed.

** See further discussion of this purchase at NOTE 5 to the "Notes to the Consolidated Financial Statements."

*** See further discussion regarding tax matters at NOTE 10 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

     (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


     (b) Reports on Form 8-K:

         On June 21, 2002, the Company filed a report on Form 8-K to report that it expects to record a non-cash goodwill impairment charge, and that it had entered into a definitive agreement with Vestar Capital Partners providing for a $175.0 million equity investment in Agrilink Foods.

     (c) EXHIBITS:

Exhibit
Number                          Description
------   -----------------------------------------------------------------------
2.1      Unit Purchase Agreement, dated June 20, 2002, together with Exhibits H,
         I, and L thereto (filed as Exhibit 2.1 to the Company's Form 8-K filed
         June 21, 2002, and incorporated herein by reference).

2.2      Certificate of Merger of Agrilink Foods, Inc. and Agrilink Merger Corp.
         (filed herewith).

3.1 Restated Certificate of Incorporation of Agrilink Merger Corp. (filed herewith).

3.2      Bylaws of Agrilink Merger Corporation (filed herewith).

4.1 Indenture, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to the Company's Registration
         Statement on Form S-4 filed January 5, 1999 (Registration No.
         333-70143) and incorporated herein by reference).

4.2 Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as Exhibit B, to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.3      First Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.1 herein) dated July 22, 2002 (filed herewith).

4.4      Indenture, dated as of November 3, 1994, among PFAC, Pro-Fac and IBJ
         Schroder Bank & Trust Company, as Trustee, as amended by First
         Supplemental Indenture, dated as of November 3, 1994, each with respect to the Company's 12.25% Senior Subordinated Notes due 2005 (filed as
         Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed
         November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

4.5      Second Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.4 herein) dated November 10, 1997 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended June
         27, 1998 and incorporated herein by reference).

4.6      Third Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.4 herein) dated September 24, 1998 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June
         26, 1999, and incorporated herein by reference).

10.1     Amended and Restated Marketing and Facilitation Agreement dated August
         19, 2002 between Pro-Fac Cooperative, and Agrilink Foods, Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed
         September 3, 2002 and incorporated herein by reference).

10.2 Termination Agreement dated August 19, 2002 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3 Marketing and Facilitation Agreement, dated as of November 3, 1994, between Pro-Fac and the Company (filed as Exhibit 10.1 to the Company's
         Registration Statement on Form S-4 filed November 17, 1994
         (Registration No. 33-56517) and incorporated herein by reference).

Exhibit
Number                          Description
------   -----------------------------------------------------------------------
10.4     Amendment to Marketing and Facilitation Agreement between the Company and Pro-Fac dated September 23, 1998 (filed as Exhibit 10.5 to the
         Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

10.5     Management Incentive Plan, as amended (filed as Exhibit 10.2 to the
         Company's Registration Statement on Form S-4 filed November 17, 1994
         (Registration No. 33-56517) and incorporated herein by reference).

10.6     Supplemental Executive Retirement Plan, as amended (filed as Exhibit
         10.3 to the Company's Registration Statement on Form S-4 filed November
         17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

10.7 Non-Qualified Profit Sharing Plan, as amended (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed November 17,
         1994 (Registration No. 33-56517) and incorporated herein by reference).

10.8     Second Amendment to Non-Qualified Profit Sharing Plan (filed as Exhibit
         10.14 to Pro-Fac's Registration Statement on Form S-1 filed June 15,
         1995 (Registration No. 33-60273) and incorporated herein by reference).

10.9     Raw Product Supply Agreement with Seneca Foods Corporation (filed as
         Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.10    Credit Agreement among the Company, Agrilink Holdings Inc., and
         JPMorgan Chase Bank and Bank of America, and the Lenders from time to time party hereto, dated as of August 19, 2002 (filed herewith).

10.11 Subordinated Promissory Note of the Company to Dean Foods Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the first fiscal quarter ended
         September 26, 1998 and incorporated herein by reference).

10.12    Credit Agreement among the Company, Pro-Fac Cooperative, Inc., and
         Harris Trust and Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated as of September
         23, 1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

10.13 First Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.1 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.14 Second Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.2 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.15 Third Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.3 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.16 Fourth Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.4 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.17 Fifth Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.5 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

Exhibit
Number                          Description
------   -----------------------------------------------------------------------
10.18    Sixth Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.1 to the Company's quarterly report on Form
         10-Q for the first quarter ended September 23, 2000, and incorporated herein by reference).

10.19 Seventh Amendment to the Credit Agreement referenced in Exhibit 10.12 herein (filed as Exhibit 10.25 to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

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

10.22 Amendment to the Supplemental Executive Retirement Agreement (filed herewith).

10.23    Bill of Sale Agreement By and Between Agrilink Foods, Inc. and CoBank,
         ACB (filed as Exhibit 10.30 to the Company's quarterly report on Form
         10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

10.24 Salary Continuation Agreement - Dennis Mullen (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 2001 and incorporated herein by reference).

10.25    Equity Value Plan as amended and restated effective August 23, 2000
         (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference.

10.26    Management Incentive Plan (filed as Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the second fiscal quarter ended
         December 29, 2001, and incorporated herein by reference).

10.27    Master Salaried Retirement Plan, as amended and restated, effective
         January 1, 2002 (filed as Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

10.28 Agrilink Foods, Inc. Key Severance Plan-A, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

10.29    Transitional Services Agreement dated August 19, 2002 (field as Exhibit
         99.4 to the Company's Current Report on Form 8-K filed September 3,
         2002 and incorporated herein by reference).

10.30    Credit Agreement dated August 19, 2002 between Pro-Fac Cooperative,
         Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed
         September 3, 2002 and incorporated herein by reference).

10.31    Securityholders Agreement dated August 19, 2002 among Agrilink Holdings
         LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.6 to the Company's Current Report on Form
         8-K filed September 3, 2002 and incorporated herein by reference).

10.32    Limited Liability Company Agreement of Agrilink Holdings LLC dated
         August 19, 2002 among Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
         Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.7 to the
         Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

Exhibit
Number                          Description
------   -----------------------------------------------------------------------
10.33    Management Agreement dated August 19, 2002 among Agrilink Foods, Inc.,
         Agrilink Holdings Inc. and Vestar Capital Partners (filed as Exhibit
         99.8 to the Company's Current Report on Form 8-K filed September 3,
         2002 and incorporated herein by reference).

21.1     List of Subsidiaries (filed herewith).

24       Power of Attorney (included on page 77 of this Report).

99 Pro-Fac Cooperative, Inc. Audited Financial Statements for the fiscal year ended June 29, 2002 (filed herewith).

                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AGRILINK FOODS, INC.

Date: September 25, 2002               By: /s/ Earl L. Powers
      ----------------------              -------------------------------------
                                                     Earl L. Powers
                                          Executive Vice President Finance and
                                                 Chief Financial Officer
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earl L. Powers, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Equivalent and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                                     TITLE                                  DATE
             ---------                                     -----                                  -----
/s/ Dennis M. Mullen                           Chairman of the Board and President           September 25, 2002
---------------------------------------        and Chief Executive Officer                   ------------------
    (DENNIS M. MULLEN)                         (Principal Executive Officer)

/s/ Peter R. Call                              Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (PETER R. CALL)

/s/ Bruce R. Fox                               Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (BRUCE R. FOX)

/s/ David M. Hooper                            Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (DAVID M. HOOPER)

/s/ Prakash A. Melwani                         Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (PRAKASH A. MELWANI)

/s/ Daniel S. O'Connell                        Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (DANIEL S. O'CONNELL)

/s/ Brian K. Ratzan                            Director                                      September 25, 2002
---------------------------------------                                                      ------------------
    (BRIAN K. RATZAN)

/s/ Earl L. Powers                             Executive Vice President Finance and          September 25, 2002
---------------------------------------        Chief Financial Officer                       ------------------
    (EARL L. POWERS)                           (Principal Financial Officer
                                               and Principal Accounting Officer)

                                  CERTIFICATION

I, Dennis M. Mullen, certify that:

1. I have reviewed this annual report on Form 10-K Equivalent of Agrilink Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 25, 2002

/s/ Dennis M. Mullen
--------------------
DENNIS M. MULLEN
Chairman of the Board and President and Chief Executive Officer
(Principal Executive Officer)

I, Earl L. Powers, certify that:

1. I have reviewed this annual report on Form 10-K Equivalent of Agrilink Foods, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 25, 2002

/s/ Earl L. Powers
------------------
EARL L. POWERS
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The greater-than-or-equal-to sign shall be expressed as................  >=