Form 10-Q
period 2002-09-28
AGRILINK FOODS INC
filed 2002-11-12
CIK 26285

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------
                              Form 10-Q Equivalent
                                   ----------

     (Mark One)

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                              AGRILINK FOODS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                        16-0845824
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification Number)

          90 Linden Oaks, PO Box 20670, Rochester, NY          14602-6070
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

                       YES         NO
                          ____        ____

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       YES         NO
                          ____        ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 12, 2002.

                              Common Stock: 11,000

   o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Agrilink Foods, Inc.'s
               11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

                               Page 1 of 33 Pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Agrilink Foods, Inc.
Consolidated Statements of Operations, Accumulated
Earnings/(Deficit), and Comprehensive Income/(Loss)
(Dollars in Thousands)
(Unaudited)


                                                                     Successor      |    Predecessor         Predecessor
                                                                 August 19, 2002 -  |   June 30, 2002 -    Three Months Ended
                                                                 September 28, 2002 |  August 18, 2002    September 29, 2001
                                                                 -------------------|  ---------------    ------------------
                                                                                    |
                                                                                    |
Net sales                                                               $106,445    |      $ 101,664          $ 243,588
Cost of sales                                                            (82,001)   |        (78,116)          (196,967)
                                                                        --------    |      ---------          ---------
Gross profit                                                              24,444    |         23,548             46,621
Selling, administrative, and general expense                             (15,472)   |        (15,434)           (32,592)
Restructuring                                                                  0    |              0             (1,050)
Gain from pension curtailment                                                  0    |              0              2,472
Income from joint venture                                                    263    |            277                248
                                                                        --------    |      ---------          ---------
Operating income before dividing with Pro-Fac                              9,235    |          8,391             15,699
Interest expense                                                          (6,419)   |         (7,747)           (18,787)
                                                                        --------    |      ---------          ---------
Pretax income/(loss) from continuing operations and before                          |
   dividing with Pro-Fac                                                   2,816    |            644             (3,088)
Pro-Fac share of loss                                                          0    |              0              2,256
                                                                        --------    |      ---------          ---------
Pretax income/(loss) from continuing operations                            2,816    |            644               (832)
Tax (provision)/benefit                                                   (1,155)   |           (264)               367
                                                                        --------    |      ---------          ---------
Income/(loss) before discontinued operations                               1,661    |            380               (465)
Discontinued operations (net of a tax benefit of $131 for                           |
   successor, $205 for predecessor, and $627 for prior year)                (186)   |           (295)              (797)
                                                                        --------    |      ---------          ---------
Net income/(loss)                                                          1,475    |             85             (1,262)
Accumulated earnings/(deficit) at beginning of period                          0    |       (126,623)             4,071
                                                                        --------    |      ---------          ---------
Accumulated earnings/(deficit) at end of period                         $  1,475    |      $(126,538)         $   2,809
                                                                        ========    |      =========          =========
                                                                                    |
Net income/(loss)                                                       $  1,475    |      $      85          $  (1,262)
Other comprehensive (loss)/income:                                                  |
   Unrealized loss on hedging activity, net of taxes                        (236)   |              0               (440)
                                                                        --------    |      ---------          ---------
Comprehensive income/(loss)                                             $  1,239    |      $      85          $  (1,702)
                                                                        ========    |      =========          =========
                                                                                    |
Accumulated other comprehensive (loss)/income                                       |
   at beginning of period                                               $      0    |      $    (367)               $45
Unrealized loss on hedging activity, net of taxes                           (236)   |              0               (440)
                                                                        --------    |      ---------          ---------
Accumulated other comprehensive loss at end of period                   $   (236)   |      $    (367)         $    (395)
                                                                        ========    |      =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)


                                                                                        Successor    |   Predecessor
                                                                                      September 28,  |     June 29,
                                                                                          2002       |      2002
                                                                                     -------------   |   ----------
                                                                                                     |
                                                                                                     |
                                     ASSETS                                                          |
Current assets:                                                                                      |
   Cash and cash equivalents                                                          $    5,164     |   $   14,686
   Accounts receivable trade, net of allowances for doubtful accounts                     73,463     |       68,419
   Accounts receivable, co-pack activity and other                                         9,793     |        7,581
   Inventories, net                                                                      370,190     |      291,745
   Current net investment in CoBank                                                        2,232     |        3,347
   Prepaid manufacturing expense                                                              62     |       19,168
   Prepaid expenses and other current assets                                              15,009     |       18,770
   Due from Pro-Fac Cooperative, Inc.                                                          0     |       11,730
   Current deferred tax asset                                                              3,519     |        2,923
                                                                                      ----------     |   ----------
         Total current assets                                                            479,432     |      438,369
Investment in CoBank                                                                       6,294     |        6,294
Investment in and advances to joint venture                                               17,679     |       14,586
Property, plant and equipment, net                                                       227,394     |      285,834
Assets held for sale at net realizable value                                               5,166     |        8,746
Goodwill                                                                                  24,331     |       56,210
Intangible assets, net                                                                   211,017     |       11,305
Other assets                                                                              33,483     |       22,160
Note receivable due from Pro-Fac Cooperative, Inc.                                             0     |        9,400
Non-current deferred tax asset                                                                 0     |        4,837
                                                                                      ----------     |   ----------
         Total assets                                                                 $1,004,796     |   $  857,741
                                                                                      ==========     |   ==========
                                                                                                     |
                      LIABILITIES AND SHAREHOLDER'S EQUITY                                           |
                                                                                                     |
Current liabilities:                                                                                 |
   Current portion of obligations under capital leases                                $      821     |   $      821
   Current portion of Termination Agreement with Pro-Fac Cooperative, Inc.                 8,693     |            0
   Current portion of long-term debt                                                       6,145     |       14,916
   Accounts payable                                                                       80,938     |       71,198
   Income taxes payable                                                                    1,625     |          879
   Accrued interest                                                                       12,082     |        6,255
   Accrued employee compensation                                                           8,057     |        8,000
   Other accrued expenses                                                                 50,400     |       40,154
   Pro-Fac Cooperative, Inc. growers payable                                              14,153     |            0
                                                                                      ----------     |   ----------
         Total current liabilities                                                       182,914     |      142,223
Obligations under capital leases                                                           2,413     |        2,528
Long-term debt                                                                           526,167     |      623,057
Long-term portion of Termination Agreement with Pro-Fac Cooperative, Inc.                 27,276     |            0
Other non-current liabilities                                                             37,324     |       28,918
Non-current deferred tax liability                                                        25,772     |            0
                                                                                      ----------     |   ----------
         Total liabilities                                                               801,866     |      796,726
                                                                                      ----------     |   ----------
Commitments and contingencies                                                                        |
Shareholder's Equity:                                                                                |
   Common stock, par value $.01;                                                                     |
     11,000 shares authorized, issued and outstanding                                          0     |            0
   Additional paid-in capital                                                            201,691     |      188,005
   Accumulated earnings/(deficit)                                                          1,475     |     (126,623)
   Accumulated other comprehensive income/(loss):                                                    |
     Unrealized (loss)/gain on hedging activity                                             (236)    |          206
     Minimum pension liability adjustment                                                      0     |         (573)
                                                                                      ----------     |   -----------
         Total shareholder's equity                                                      202,930     |       61,015
                                                                                      ----------     |   ----------
         Total liabilities and shareholder's equity                                   $1,004,796     |   $  857,741
                                                                                      ==========     |   ==========



The accompanying notes are an integral part of the consolidated financial statements.

Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)


                                                                  Successor       |  Predecessor        Predecessor
                                                              August 19, 2002 -   | June 30, 2002 -  Three Months Ended
                                                              September 28, 2002  | August 18, 2002  September 29, 2001
                                                              ------------------  | ---------------  ------------------
                                                                                  |
                                                                                  |
Cash Flows From Operating Activities:                                             |
   Net income/(loss)                                              $   1,475       |  $     85        $  (1,262)
   Adjustments to reconcile net income/(loss) to net                              |
     cash used in operating activities-                                           |
       Depreciation                                                   3,838       |     3,833            7,663
       Amortization of certain intangible assets                        143       |       144              296
       Amortization of debt issue costs, amendment costs,                         |
         debt discounts and premiums, and interest in-kind            1,168       |     1,201            1,355
       Equity in undistributed earnings of joint venture               (187)      |      (277)            (205)
       Change in assets and liabilities:                                          |
         Accounts receivable                                         (9,074)      |     1,818          (22,235)
         Inventories and prepaid manufacturing expense              (25,209)      |   (33,170)         (82,910)
         Income taxes refundable/(payable)                              821       |       (75)             529
         Accounts payable and other accrued expenses                 31,534       |   (10,972)         (22,348)
         Due to/(from) Pro-Fac Cooperative, Inc.                     (9,904)      |     8,649           (1,777)
         Other assets and liabilities, net                              751       |       909           (1,613)
                                                                  ---------       |  --------        ---------
Net cash used in operating activities                                (4,644)      |   (27,855)        (122,507)
                                                                  ---------       |  --------        ---------
                                                                                  |
Cash Flows From Investing Activities:                                             |
   Purchase of property, plant and equipment                         (1,792)      |    (2,187)          (3,516)
   Proceeds from disposals                                                0       |         0               20
   Advances to joint venture                                         (1,117)      |    (1,512)          (1,106)
   Proceeds from investment in CoBank                                     0       |     1,115            1,333
                                                                  ---------       |  --------        ---------
Net cash used in investing activities                                (2,909)      |    (2,584)          (3,269)
                                                                  ---------       |  --------        ---------
                                                                                  |
Cash Flows From Financing Activities:                                             |
   Net (payments)/proceeds on old revolving credit facility         (22,000)      |    22,000          130,900
   Net proceeds from new revolving credit facility                   16,400       |         0                0
   Proceeds from issuance of long-term debt                         270,000       |         0                0
   Agrilink Holdings, Inc. investment                               175,591       |         0                0
   Payments on long-term debt                                      (400,800)      |      (292)          (2,998)
   Payments on Termination Agreement with                                         |
     Pro-Fac Cooperative, Inc.                                       (4,000)      |         0                0
   Payments on capital lease                                            (77)      |       (38)               0
   Cash paid for debt issuance costs                                (22,314)      |         0                0
   Cash paid for transaction fees                                    (6,000)      |         0                0
   Cash paid in conjunction with debt amendment                           0       |         0           (1,694)
                                                                  ---------       |  --------        ---------
Net cash provided by financing activities                             6,800       |    21,670          126,208
                                                                  ---------       |  --------        ---------
Net change in cash and cash equivalents                                (753)      |    (8,769)             432
Cash and cash equivalents at beginning of period                      5,917       |    14,686            7,656
                                                                  ---------       |  --------        ---------
Cash and cash equivalents at end of period                        $   5,164       |  $  5,917        $   8,088
                                                                  =========       |  ========        =========
Supplemental Schedule of non-cash financing activities:                           |
   Agrilink Holdings, Inc. investment                             $  32,100       |  $      0        $       0
                                                                  =========       |  ========        =========

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

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its affiliates indirectly acquired control of the Company. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

The term "successor" refers to Agrilink Foods and all of its subsidiaries following the Transaction. The term "predecessor" refers to Agrilink Foods prior to the change in control on August 19, 2002.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows have been included. Operating results for the period from June 30, 2002 to August 18, 2002 or the period from August 19, 2002 through September 28, 2002 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's
Form 10-K Equivalent for the fiscal year ended June 29, 2002.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2002 have been reclassified to conform with the current period presentation.

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective June 30, 2002, Agrilink Foods adopted SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of SFAS No. 144 did not impact the Company's profitability. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 requires a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance in their entirety are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue or collect interest on past due accounts.

The Company's reserve for bad debts is approximately $0.9 million at September 28, 2002, and $0.7 million at June 29, 2002.

NOTE 2. THE TRANSACTION

On August 19, 2002, pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002, by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares valued at $32.1 million to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72 percent and Vestar owns 56.24 percent of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Also, as part of the Transaction, executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Agreement.

Prior to the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

The Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Preliminary third-party valuations have not yet been obtained for the investment in the joint venture and the related subordinated promissory note. In addition, the fair market value of the Company's operating leases has not yet been determined. As such, these items have been reflected at their historical values. The determination of fair value for these items is expected to occur within the second quarter of fiscal 2003. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary. Once an allocation is determined, in accordance with accounting principles generally accepted in the United States, any remaining excess of the investment over net assets acquired will be adjusted through goodwill.

Agrilink Holdings, Inc. has pushed down its purchase accounting to Agrilink Foods. The preliminary excess investment made by Agrilink Holdings, Inc. over the preliminary estimates of the fair market value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $24.3 million and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of September 28, 2002.

As of September 28, 2002, management determined that initially approximately 125 employees will be terminated and has announced the benefit arrangements to those employees. These activities surround the Company's decision to exit the popcorn and applesauce businesses and complete the relocation of its marketing function to Rochester, New York. As a result, approximately $1.3 million in severance costs and other related exit costs have been accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" as of September 28, 2002.

As of August 19, 2002, management has begun to assess and formulate a plan to exit certain portions of its non-branded business. Management has not yet completed the exit plans, as a result, the outline of exit plans is considered preliminary. Accordingly, upon completion and execution of the plan, certain assets may be impaired and certain liabilities may be incurred which could result in additional adjustments to the values assigned to such items in purchase accounting. Management anticipates the final formulation of the plan will be completed within the next six months.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the period presented.

(Dollars in Thousands)

                                              Predecessor           Predecessor
                                            June 30, 2002 -     Three Months Ended
                                            August 18, 2002     September 29, 2001
                                           ----------------     ------------------
Net sales                                      $101,664              $243,588
Income before discontinued operations               778                 1,893
Net income                                          483                 1,096

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, and elimination of Pro-Fac's share of loss that has historically been recorded.
Also included in pro forma net income for the three months ended September 29, 2001 are non-recurring items of approximately $1.0 million and approximately $2.5 million related to restructuring expense and gain from pension curtailment, respectively. They do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2002 fiscal year, or of the future operations of the successor company.

NOTE 3. DISCONTINUED OPERATIONS

As of August 19, 2002 the Company has committed to a plan to sell the popcorn and applesauce operations previously reported in the snack and fruit segments, respectively. It is anticipated that these transactions will be completed within the next six months. The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and are, therefore, excluded from continuing operations. All prior periods have been reclassified to reflect the discontinuance of these operations.

In addition, having met the criteria outlined in SFAS No. 144, the Company reclassified certain assets relating to those businesses to assets held for sale, and, in accordance with SFAS No. 144, the Company reclassified the prior period balances. Included in these assets are also facilities located in Alamo, TX and Enumclaw, WA which are being actively marketed for sale within the fiscal year.

The major classes of discontinued assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

                                                Successor        Predecessor
(Dollars in Thousands)                     September 28, 2002   June 29, 2002
                                           ------------------   -------------
Inventories                                      $1,610            $2,570
Property, plant and equipment, net                3,556             6,176
                                                 ------            ------
   Total                                         $5,166            $8,746
                                                 ======            ======

The operating results of those businesses identified as held for sale have been classified as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                Successor         Predecessor          Predecessor
                                            August 19, 2002 -   June 30, 2002 -    Three Months Ended
                                           September 28, 2002   August 18, 2002    September 29, 2001
                                           ------------------   ---------------    ------------------
Net Sales                                        $1,784             $2,063              $ 5,644
Loss before income taxes                           (317)              (500)              (1,424)

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac, has been terminated. In consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the closing date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Amounts paid by Agrilink Foods to Pro-Fac for the CMV of crops supplied for the three months ended September 28, 2002 and September 29, 2001 were $40.0 million and $52.2 million, respectively.

Unlike the Old Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement also provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink's needs for each particular crop, then certain shortfall payments are made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

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

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement report only to the chief executive officer (or other representatives) of Agrilink Foods.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. There were no amounts outstanding under this Credit Agreement at September 28, 2002.

In addition, prior to the Transaction, certain amounts totalling $36.5 million owed by Pro-Fac to Agrilink Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

In addition, under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on crops supplied by Pro-Fac, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For the three months ended September 29, 2001, Pro-Fac's share of losses was $2.3 million.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                           Successor        Predecessor
                                         September 28,        June 29,
                                              2002              2002
                                         -------------      -----------
Finished goods                             $341,929          $264,770
Raw materials and supplies                   28,261            26,975
                                           --------          --------
   Total inventories                       $370,190          $291,745
                                           ========          ========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of September 28, 2002 the amounts assigned to goodwill and intangibles are preliminary as the valuations and other studies which will provide the basis for the allocation of fair value to assets and liabilities has not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. In addition, the amount assigned to goodwill has not yet been allocated to the Company's operating segments due to the preliminary nature of this information.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                           Successor        Predecessor
                                         September 28,        June 29,
                                             2002              2002
                                         -------------      ----------
Amortized intangibles:
   Covenants not to compete                $    754           $ 2,478
   Other                                     10,406            12,000
     Less:  accumulated amortization           (143)           (3,173)
                                           --------           -------
   Amortized intangibles, net                11,017            11,305
Unamortized intangibles:
   Trademarks                               200,000                 0
                                           --------           -------
     Total intangible assets, net          $211,017           $11,305
                                           ========           =======

The aggregate amortization expense associated with intangible assets was approximately $0.1 million for both the fiscal 2003 predecessor and fiscal 2003 successor periods, respectively, and $0.3 million for the first quarter of fiscal 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2004                      $915
2005                       891
2006                       891
2007                       760
2008                       752


NOTE 7. DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                              Successor       Predecessor
                                                            September 28,       June 29,
                                                                2002              2002
                                                            -------------     ------------
Revolving Credit Facility                                     $ 16,400          $      0
Term Loan Facility                                             270,000           400,800
Senior Subordinated Notes                                      208,090           200,015
Subordinated Promissory Note (net of discount)                  33,653            32,696
Other                                                            4,169             4,462
                                                              --------          --------
Total debt                                                     532,312           637,973
Less current portion                                            (6,145)          (14,916)
                                                              --------          --------
Total long-term debt                                          $526,167          $623,057
                                                              ========          ========

Bank Debt:

In connection with the Transaction, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Company's obligations under the Senior Credit Facility are collateralized by a first-priority lien on:
(a) substantially all existing or after-acquired assets, tangible or intangible, and (b) the capital stock of certain of the Company's subsidiaries. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and
(ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. The
Term Loan Facility has a maturity of six years.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"). Initially the Senior Credit Agreement bears interest in the case of base rate loans at the base rate plus (i) 1.75 percent for loans under the Revolving Credit Facility, and (ii) 2.00 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.75 percent for loans under the Revolving Credit Facility and (ii) 3.00 percent for loans under the Term Loan

Facility. The initial unused commitment fee is 0.50 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio.

Commencing December 31, 2002, the Term Loan Facility will require payments in equal quarterly installments in the amount of $675,000 until its final maturity in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's leverage ratio.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants which provide for a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. The Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility. The proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Agrilink Foods' indebtedness under its senior credit facilities with Harris Trust and Savings Bank and the lenders thereunder, to consummate the Transaction, and to pay related fees and expenses incurred in the Transaction.

Senior Subordinated Notes: Agrilink Foods has outstanding $200.0 million of
11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. In connection with the Transaction, the Company recorded the Notes at estimated fair value, $208.2 million. The $8.2 million premium will be amortized against interest expense over the life of the Notes.

NOTE 8. OPERATING SEGMENTS

The Company is organized by product line for management reporting, with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Veg-All, Freshlike, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product lines primarily represent salad dressings. Branded products within the other category include Bernstein's and Nalley.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                          Successor          Predecessor        Predecessor
                                                      August 19, 2002 -    June 30, 2002 -   Three Months Ended
                                                      September 28, 2002   August 18, 2002   September 29, 2001
                                                     -------------------   ---------------   ------------------
Net Sales:
   Vegetables                                              $ 73.4              $ 69.5              $176.5
   Fruits                                                    13.6                12.2                24.9
   Snacks                                                     9.4                10.6                20.2
   Canned Meals                                               6.4                 4.5                12.4
   Other                                                      3.6                 4.9                 9.6
                                                           ------              ------              ------
Total continuing segments                                  $106.4              $101.7              $243.6
                                                           ======              ======              ======
Operating income:

   Vegetables                                              $  2.7              $  3.8              $  4.8
   Fruits                                                     4.1                 2.4                 4.2
   Snacks                                                     1.5                 1.5                 2.7
   Canned Meals                                               0.6                 0.3                 1.9
   Other                                                      0.3                 0.4                 0.7
                                                           ------              ------              ------
Operating income before nonrecurring items                    9.2                 8.4                14.3
Restructuring                                                 0.0                 0.0                (1.1)
Gain from pension curtailment                                 0.0                 0.0                 2.5
                                                           ------              ------              ------
Operating income before dividing with Pro-Fac                 9.2                 8.4                15.7
Interest expense                                             (6.4)               (7.8)              (18.8)
                                                           ------              ------              ------
Pretax income/(loss) from continuing operations
and before dividing with Pro-Fac                           $  2.8              $  0.6              $ (3.1)
                                                           ======              ======              ======


NOTE 9. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac (Pro-Fac files periodic reports under the Securities Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, the Subsidiary Guarantors have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's bank debt. The covenants in the Notes and the bank debt do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Presented below is condensed consolidating financial information for (i) Agrilink Foods, (ii) the subsidiary guarantors, and (iii) non-guarantor subsidiaries. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Company and its Subsidiary Guarantors and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.


                                                                              Predecessor
                                                                        Statement of Operations
                                                                 June 30, 2002 - August 18, 2002
                                            ------------------------------------------------------------------------
                                             Agrilink      Subsidiary     Non-Guarantor    Eliminating
                                            Foods, Inc.    Guarantors     Subsidiaries       Entries    Consolidated
                                            ----------     ----------     ------------     -----------  ------------
(Dollars in Thousands)

Net sales                                   $ 99,188         $ 2,476         $ 1,069         $(1,069)       $101,664
Cost of sales                                (76,505)         (1,611)         (1,432)          1,432         (78,116)
                                            --------         -------         -------         -------        --------
Gross profit/(loss)                           22,683             865            (363)            363          23,548
Selling, administrative, and
    general expenses                         (14,946)           (488)              0               0         (15,434)
Other (expense)/income                        (5,507)          5,507              41             (41)              0
Income from joint venture                        277               0               0               0             277
                                            --------         -------         -------         -------        --------
Operating income/(loss) before
    discontinued operations                    2,507           5,884            (322)            322           8,391
Interest (expense)/income                     (9,069)          1,322               0               0          (7,747)
                                            --------         -------         -------         -------        --------
Pretax income/(loss) before
    discontinued operations                   (6,562)          7,206            (322)            322             644
Tax benefit/(provision)                        2,354          (2,572)            (46)              0            (264)
                                            --------         -------         -------         -------        --------
Net (loss)/income before discontinued
    operations                                (4,208)          4,634            (368)            322             380
Discontinued operations (net of tax
    benefit of $205)                            (295)              0               0               0            (295)
                                            --------         -------         -------         -------        --------
Net (loss)/income                           $ (4,503)        $ 4,634         $  (368)        $   322        $     85
                                            ========         =======         =======         =======        ========




                                                                                Successor
                                                                         Statement of Operations
                                                                  August 19, 2002 - September 28, 2002
                                            ------------------------------------------------------------------------
                                             Agrilink      Subsidiary     Non-Guarantor    Eliminating
                                            Foods, Inc.    Guarantors     Subsidiaries       Entries    Consolidated
                                            ----------     ----------     ------------     -----------  ------------

(Dollars in Thousands)

Net sales                                   $104,513         $ 1,932           $ 353           $(353)       $106,445
Cost of sales                                (80,776)         (1,225)           (697)            697         (82,001)
                                            --------         -------           -----           -----        --------
Gross profit/(loss)                           23,737             707            (344)            344          24,444
Selling, administrative, and
    general expenses                         (15,074)           (398)              0               0         (15,472)
Other income/(expense)                        (5,309)          5,309              12             (12)              0
Income from joint venture                        263               0               0               0             263
                                            --------         -------           -----           -----        --------
Operating income/(loss) before
    discontinued operations                    3,617           5,618            (332)            332           9,235
Interest (expense)/income                     (7,553)          1,134               0               0          (6,419)
                                            --------         -------           -----           -----        --------
Pretax income/(loss) before
    discontinued operations                   (3,936)          6,752            (332)            332           2,816
Tax benefit/(provision)                        1,375          (2,437)            (93)              0          (1,155)
                                            --------         -------           -----           -----        --------
Net (loss)/income before
    discontinued operations                   (2,561)          4,315            (425)            332           1,661
Discontinued operations (net of a tax
    benefit of $131)                            (186)              0               0               0            (186)
                                            --------         -------           -----           -----        --------
Net loss/(income)                           $ (2,747)        $ 4,315           $(425)          $ 332        $  1,475
                                            ========         =======           =====           =====        ========



                                                                           Successor
                                                                         Balance Sheet
                                                                      September 28, 2002
                                            ------------------------------------------------------------------------
                                             Agrilink      Subsidiary     Non-Guarantor    Eliminating
                                            Foods, Inc.    Guarantors     Subsidiaries       Entries    Consolidated
                                            ----------     ----------     ------------     -----------  ------------
(Dollars in Thousands)

Assets

   Cash and cash equivalents              $    4,650        $    224      $  290            $      0      $    5,164
   Accounts receivable, net                   80,580           2,676           0                   0          83,256
   Inventories -
     Finished goods                          341,543             299          87                   0         341,929
     Raw materials and supplies               27,532             601         128                   0          28,261
                                          ----------        --------      ------           ---------      ----------
       Total inventories                     369,075             900         215                   0         370,190

   Other current assets                       19,682              25       1,115                   0          20,822
                                          ----------        --------      ------           ---------      ----------
       Total current assets                  473,987           3,825       1,620                   0         479,432

   Property, plant and equipment, net        220,271           3,744       3,379                   0         227,394
   Investment in subsidiaries                315,266               0           0            (315,266)              0
   Goodwill and other intangible
     assets, net                              25,035         210,313           0                   0         235,348
   Other assets                               62,321          96,853           0             (96,552)         62,622
                                          ----------        --------      ------           ---------      ----------
       Total assets                       $1,096,880        $314,735      $4,999           $(411,818)     $1,004,796
                                          ==========        ========      ======           =========      ==========

Liabilities and Shareholder's Equity
   Current portion of long-term debt      $    6,145        $      0      $    0           $       0      $    6,145
   Current portion of Termination
     Agreement with Pro-Fac                    8,693               0           0                   0           8,693
   Accounts payable                           80,132             484         322                   0          80,938
   Accrued interest                           12,082               0           0                   0          12,082
   Intercompany loans                            601            (601)          0                   0               0
   Other current liabilities                  70,793           3,341         922                   0          75,056
                                          ----------        --------      ------           ---------      ----------
       Total current liabilities             178,446           3,224       1,244                   0         182,914
   Long-term debt                            526,167               0           0                   0         526,167
   Long-term portion of Termination
     Agreement with Pro-Fac                   27,276               0           0                   0          27,276
   Other non-current liabilities             162,061               0           0             (96,552)         65,509
                                          ----------        --------      ------           ---------      ----------

       Total liabilities                     893,950           3,224       1,244             (96,552)        801,866

   Shareholder's equity                      202,930         311,511       3,755            (315,266)        202,930
                                          ----------        --------      ------           ---------      ----------
       Total liabilities and
         shareholder's equity             $1,096,880        $314,735      $4,999           $(411,818)     $1,004,796
                                          ==========        ========      ======           =========      ==========

                                                                                      Predecessor
                                                                                 Statement of Cash Flows
                                                                             June 30, 2002 - August 18, 2002
                                                            ------------------------------------------------------------------
                                                             Agrilink    Subsidiary   Non-Guarantor  Eliminating
(Dollars in Thousands)                                      Foods, Inc.  Guarantors   Subsidiaries     Entries    Consolidated
                                                            -----------  ----------   ------------   -----------  ------------
Cash Flows From Operating Activities:
   Net (loss)/income                                        $ (4,503)     $ 4,634        $ (368)       $ 322       $     85
   Adjustments to reconcile net (loss)/income to net
     cash (used in)/provided by operating activities -
       Depreciation                                            3,741           69            23            0          3,833
       Amortization of certain intangible assets                  50           94             0            0            144
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind     1,201            0             0            0          1,201
       Equity in undistributed earnings of joint venture        (277)           0             0            0           (277)
       Change in working capital                             (28,911)      (4,860)        1,252         (322)       (32,841)
                                                            --------      -------        ------        -----       --------
Net cash (used in)/provided by operating activities          (28,699)         (63)          907            0        (27,855)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (2,181)           0            (6)           0         (2,187)
   Advances to joint venture                                  (1,512)           0             0            0         (1,512)
   Proceeds from investment in CoBank                          1,115            0             0            0          1,115
                                                            --------      -------        ------        -----       --------
Net cash used in investing activities                         (2,578)           0            (6)           0         (2,584)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility            22,000            0             0            0         22,000
   Payments on long-term debt                                   (292)           0             0            0           (292)
   Payments on capital leases                                    (38)           0             0            0            (38)
                                                            --------      -------        ------        -----       --------
Net cash provided by financing activities                     21,670            0             0            0         21,670
Net change in cash and cash equivalents                       (9,607)         (63)          901            0         (8,769)
Cash and cash equivalents at beginning of period              14,243          121           322            0         14,686
                                                            --------      -------        ------        -----       --------
Cash and cash equivalents at end of period                  $  4,636      $    58        $1,223        $   0       $  5,917
                                                            ========      =======        ======        =====       ========

                                                                                       Successor
                                                                                 Statement of Cash Flows
                                                                          August 19, 2002 - September 28, 2002
                                                            ------------------------------------------------------------------
                                                             Agrilink    Subsidiary   Non-Guarantor  Eliminating
(Dollars in Thousands)                                      Foods, Inc.  Guarantors   Subsidiaries     Entries    Consolidated
                                                            -----------  ----------   ------------   -----------  ------------
Cash Flows From Operating Activities:
   Net (loss)/income                                       $  (2,747)     $ 4,315        $ (425)       $ 332       $   1,475
   Adjustments to reconcile net income/(loss) to cash
     (used in)/provided by operating activities -
       Depreciation                                            3,723           70            45            0           3,838
       Amortization of certain intangible assets                  49           94             0            0             143
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind     1,168            0             0            0           1,168
       Equity in undistributed earnings of joint venture        (187)           0             0            0            (187)
       Change in working capital                              (5,896)      (4,313)         (540)        (332)        (11,081)
                                                           ---------      -------        ------        -----       ---------
Net cash (used in)/provided by operating activities           (3,890)         166          (920)           0          (4,644)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (1,779)           0           (13)           0          (1,792)
   Advances to joint venture                                  (1,117)           0             0            0          (1,117)
                                                           ---------      -------        ------        -----       ---------
Net cash used in investing activities                         (2,896)           0           (13)           0          (2,909)

Cash Flows From Financing Activities:
   Payments on old revolving credit facility                 (22,000)           0             0            0         (22,000)
   Net proceeds from new revolving credit facility            16,400            0             0            0          16,400
   Proceeds from issuance of long-term debt                  270,000            0             0            0         270,000
   Agrilink Holdings, Inc. investment                        175,591            0             0            0         175,591
   Payments on long-term debt                               (400,800)           0             0            0        (400,800)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                (4,000)           0             0            0          (4,000)
   Payments on capital lease                                     (77)           0             0            0             (77)
   Cash paid for debt issuance costs                         (22,314)           0             0            0         (22,314)
   Cash paid for transaction fees                             (6,000)           0             0            0          (6,000)
                                                           ---------      -------        ------        -----       ---------
Net cash provided by financing activities                      6,800            0             0            0           6,800

Net change in cash and cash equivalents                           14          166          (933)           0            (753)

Cash and cash equivalents at beginning of period               4,636           58         1,223            0           5,917
                                                           ---------      -------        ------        -----       ---------
Cash and cash equivalents at end of period                 $   4,650      $   224        $  290        $   0       $   5,164
                                                           =========      =======        ======        =====       =========

                                                                                 Predecessor
                                                                          Statement of Operations
                                                                  Three Months Ended September 29, 2001
                                                     ---------------------------------------------------------------------
                                                       Agrilink      Guarantor    Non-Guarantor  Eliminating
                                                      Foods, Inc.  Subsidiaries    Subsidiaries    Entries    Consolidated
                                                      -----------  ------------   -------------  -----------  ------------
(Dollars in Thousands)

Net sales                                            $   239,343    $    4,245     $    2,566     $  (2,566)   $   243,588
Cost of sales                                           (194,080)       (2,887)        (2,719)        2,719       (196,967)
                                                     -----------    ----------     ----------     ---------    -----------
Gross profit                                              45,263         1,358           (153)          153         46,621
Other income/(expense)                                   (11,746)       13,168             22           (22)         1,422
Selling, administrative, and general expenses            (31,865)         (727)             0             0        (32,592)
Income from joint venture                                    248             0              0             0            248
                                                     -----------    ----------     ----------     ---------    -----------
Operating income before dividing with Pro-Fac              1,900        13,799           (131)          131         15,699
Interest (expense)/income                                (21,419)        2,632              0             0        (18,787)
                                                     -----------    ----------     ----------     ---------    -----------
Pretax (loss)/income before dividing with Pro-Fac        (19,519)       16,431           (131)          131         (3,088)
Pro-Fac share of loss                                      2,256             0              0             0          2,256
                                                     -----------    ----------     ----------     ---------    -----------
Pretax (loss)/income before discontinued operations      (17,263)       16,431           (131)          131           (832)
Tax benefit/(provision)                                    6,331        (5,837)          (127)            0            367
                                                     -----------    ----------     ----------     ---------    -----------
Income/(loss) before discontinued operations             (10,932)       10,594           (258)          131           (465)
Discontinued operations (net of a tax
  benefit of $627)                                          (797)            0              0             0           (797)
                                                     -----------    ----------     ----------     ---------    -----------
Net (loss)/income                                    $   (11,729)   $   10,594     $     (258)    $     131    $    (1,262)
                                                     ===========    ==========     ==========     =========    ===========

                                                                                   Predecessor
                                                                              Statement of Cash Flows
                                                                      Three Months Ended September 29, 2001
                                                     ---------------------------------------------------------------------
                                                       Agrilink      Guarantor    Non-Guarantor  Eliminating
                                                      Foods, Inc.  Subsidiaries    Subsidiaries    Entries    Consolidated
                                                      -----------  ------------   -------------  -----------  ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net (loss)/income                                    $(11,729)   $   10,594      $    (258)  $       131    $    (1,262)
   Adjustments to reconcile net (loss)/income to net
     cash (used in)/provided by operating activities -
       Depreciation                                        7,450           136             77             0          7,663
       Amortization of certain intangible assets             296             0              0             0            296
       Amortization of debt issue costs, amendment
         costs, debt discounts and premiums, and
         interest in-kind                                  1,355             0              0             0          1,355
       Equity in undistributed earnings of joint
         venture                                            (205)            0              0             0           (205)
       Change in working capital                        (120,765)      (10,697)         1,239          (131)      (130,354)
                                                     -----------     ---------     ----------    ----------    -----------
Net cash (used in)/provided by operating activities     (123,598)           33          1,058             0       (122,507)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment             (3,516)            0              0             0         (3,516)
   Proceeds from disposals                                    20             0              0             0             20
   Advances to joint venture                              (1,106)            0              0             0         (1,106)
   Proceeds from investment in CoBank                      1,333             0              0             0          1,333
                                                     -----------     ---------     ----------    ----------    -----------
Net cash used in investing activities                     (3,269)            0              0             0         (3,269)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility       130,900             0              0             0        130,900
   Payments on long-term debt                             (2,998)            0              0             0         (2,998)
   Cash paid for debt amendments                          (1,694)            0              0             0         (1,694)
                                                     -----------     ---------     ----------    ----------    -----------
Net cash provided by financing activities                126,208             0              0             0        126,208
Net change in cash and cash equivalents                     (659)           33          1,058             0            432
Cash and cash equivalents at beginning of period           7,624            21             11             0          7,656
                                                     -----------     ---------     ----------    ----------    -----------
Cash and cash equivalents at end of period           $     6,965     $      54     $    1,069    $        0    $     8,088
                                                     ===========     =========     ==========    ==========    ===========

                                                                                     Predecessor
                                                                                    Balance Sheet
                                                                                    June 29, 2002
                                                     ---------------------------------------------------------------------
                                                       Agrilink      Guarantor    Non-Guarantor  Eliminating
                                                      Foods, Inc.  Subsidiaries    Subsidiaries    Entries    Consolidated
                                                      -----------  ------------   -------------  -----------  ------------
(Dollars in Thousands)

Assets
Current assets:
   Cash and cash equivalents                         $    14,243      $      121   $      322   $         0    $    14,686
   Accounts receivable, net                               73,055           2,945            0             0         76,000
   Inventories -
     Finished goods                                      264,411             223          136             0        264,770
     Raw materials and supplies                           26,193             623          159             0         26,975
                                                     -----------      ----------   ----------   -----------    -----------
       Total inventories                                 290,604             846          295             0        291,745

   Other current assets                                   55,839            (158)         257             0         55,938
                                                     -----------      ----------   ----------   -----------    -----------
       Total current assets                              433,741           3,754          874             0        438,369

Property, plant and equipment, net                       278,510           3,883        3,441             0        285,834
Investment in subsidiaries                               163,093               0            0      (163,093)             0
Goodwill and other intangible assets, net                 12,406          55,109            0             0         67,515
Other assets                                              65,777         103,655            0      (103,409)        66,023
                                                     -----------      ----------   ----------   -----------    -----------
       Total assets                                  $   953,527      $  166,401   $    4,315   $  (266,502)   $   857,741
                                                     ===========      ==========   ==========   ===========    ===========

Liabilities and Shareholder's Equity
Current liabilities:
   Current portion of long-term debt                 $    14,916      $        0   $        0   $         0    $    14,916
   Accounts payable                                       70,225             836          137             0         71,198
   Accrued interest                                        6,255               0            0             0          6,255
   Intercompany loans                                       (115)            275         (160)            0              0
   Other current liabilities                              43,319           5,712          823             0         49,854
                                                     -----------      ----------   ----------   -----------    -----------
       Total current liabilities                         134,600           6,823          800             0        142,223

Long-term debt                                           623,057               0            0             0        623,057
Other non-current liabilities                            134,855               0            0      (103,409)        31,446
                                                     -----------      ----------   ----------   -----------    -----------
       Total liabilities                                 892,512           6,823          800      (103,409)       796,726

Shareholder's equity                                      61,015         159,578        3,515      (163,093)        61,015
                                                     -----------      ----------   ----------   -----------    -----------
       Total liabilities and shareholder's equity    $   953,527      $  166,401   $    4,315   $  (266,502)   $   857,741
                                                     ===========      ==========   ==========   ===========    ===========

NOTE 10. OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. As of September 28, 2002, $0.4 million remains unpaid for this activity and will be liquidated within the next six months.

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

The complaint alleges (i) fraud in operating PF Acquisitions II, Inc., a former subsidiary of Pro-Fac, that conducted business under the name of AgriFrozen Foods ("AgriFrozen"); (ii) breach of fiduciary duty in operating AgriFrozen;
(iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and the Company; (vii) intentional interference with a contract against the Company; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby. The complaint has since been amended to eliminate "Does" 1-50 as parties. The matter is currently in federal district court in Oregon pending a decision by the federal district court as to whether the matter should be remanded to the state circuit court.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50.0 million; (v) prejudgment and post-judgment interest; and
(vi) an award of costs and expenses including expert fees and attorney's fees.

Management believes this case is without merit and intends to defend vigorously its position.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink Foods agrees to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms matter, and the Seifer Trust matter, pending before the bankruptcy court in Eugene, Oregon concerning a priority of lien issue. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-Q Equivalent and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company include:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the first quarter of fiscal 2003 versus such periods in fiscal 2002.

The unaudited consolidated financial statements include the results of Agrilink Foods, Inc. ("Agrilink Foods" or the "Company"). On August 19, 2002, a majority share of Agrilink Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings LLC and its affiliates plus related purchase accounting adjustments have been "pushed down" and recorded in Agrilink Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the transaction date is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to September 28, 2002). These combined Company results have been compared to the comparable period in 2001.

Agrilink Foods has four primary product lines: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Company's other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley.

Reclassifications have been made to the segment presentation below for the prior year to reflect an allocation of fixed costs associated with discontinued operations. Management is currently focusing efforts on eliminating such costs.

The following tables illustrate the results of operations by product line for the three-month period ended September 28, 2002 and September 29, 2001.

Net Sales
(Dollars in Millions)

                                            Three Months Ended
                                  ----------------------------------------
                                    September 28,          September 29,
                                        2002                   2001
                                  -----------------      -----------------
                                              % of                   % of
                                     $        Total         $        Total
                                  ------      -----      ------      -----
Vegetables                        $142.9       68.7%     $176.5      72.5%
Fruits                              25.8       12.4        24.9      10.2
Snacks                              20.0        9.6        20.2       8.3
Canned Meals                        10.9        5.2        12.4       5.1
Other                                8.5        4.1         9.6       3.9
                                  ------      -----      ------     -----
     Continuing segments          $208.1      100.0%     $243.6     100.0%
                                  ======      =====      ======     =====

Operating Income(1)
(Dollars in Millions)

                                            Three Months Ended
                                  ----------------------------------------
                                    September 28,          September 29,
                                        2002                   2001
                                  -----------------      -----------------
                                              % of                   % of
                                     $        Total         $        Total
                                  ------      -----      ------      -----
Vegetables                        $  6.5       36.9%     $  4.8      33.6%
Fruits                               6.5       36.9         4.2      29.4
Snacks                               3.0       17.1         2.7      18.8
Canned Meals                         0.9        5.1         1.9      13.3
Other                                0.7        4.0         0.7       4.9
                                  ------      -----      ------     -----
     Continuing segments          $ 17.6      100.0%     $ 14.3     100.0%
                                  ======      =====      ======     =====

(1)  Excludes the gain from pension curtailment and restructuring charges. See
     NOTE 10 to the "Notes to Consolidated Financial Statements."

EBITDA(1,2)
(Dollars in Millions)

                                            Three Months Ended
                                  ----------------------------------------
                                    September 28,          September 29,
                                        2002                   2001
                                  -----------------      -----------------
                                              % of                   % of
                                     $        Total         $        Total
                                  ------      -----      ------      -----
Vegetables                        $ 12.5       50.4%     $ 10.5      49.5%
Fruits                               7.2       29.1         5.0      23.6
Snacks                               3.4       13.7         3.2      15.1
Canned Meals                         1.2        4.8         2.1       9.9
Other                                1.0        4.0         0.9       4.2
                                  ------      -----      ------     -----
     Continuing segments            25.3      102.0        21.7     102.3
Discontinued operations(3)          (0.5)      (2.0)       (0.5)     (2.3)
                                  ------      -----      ------     -----
     Total                        $ 24.8      100.0%     $ 21.2     100.0%
                                  ======      =====      ======     =====

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

(2) Excludes gain from pension curtailment and restructuring charges. See NOTE 10 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations to be sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 2002 TO FIRST QUARTER FISCAL 2003

Net Sales: Net sales from continuing operations for the 2003 period were $208.1 million, a decrease of $35.5 million, or 14.6 percent, as compared to net sales of $243.6 million in the 2002 period. The decrease in net sales is primarily due to a $33.6 million decline in vegetable net sales resulting from the expiration of two co-pack contracts and a decline in branded vegetable sales. See "Segment Review" below for further detail.

Gross Profit: Gross profit in the 2003 period increased $1.4 million to $48.0 million, as compared to $46.6 million in the 2002 period. The Company's gross profit margin increased to 23.1 percent from 19.1 percent in the prior year period. The increase in gross margin is the result of lower production costs realized from the Company's headcount reduction initiated in the second quarter of fiscal 2002, manufacturing efficiencies, and a more favorable harvest . In addition, the Company benefited from price increases implemented in the prior year across many of its products.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the 2003 period have decreased $1.7 million to $30.9 million, as compared to $32.6 million in the 2002 period. These savings were primarily associated with the headcount reduction described above and continuing company-wide cost containment initiatives.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Income from the joint venture for the 2003 period increased $0.3 million to $0.5 million, as compared to $0.2 million in the 2002 period.

Operating Income: Operating income from continuing operations (excluding the gain from pension curtailment and restructuring charges described below) for the 2003 period was $17.6 million, an increase of $3.3 million, or 23.1 percent, as compared to $14.3 million in the prior year period. This increase is attributable to the factors discussed above. Increases in operating income within vegetables, fruits, and snacks were $1.7 million, $2.3 million, and $0.3 million, respectively. Operating income for canned meals declined $1.0 million. Significant variances are highlighted below in the "Segment Review."

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that sale agreement, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products at its Tacoma, Washington, facility for a period of two years (through June 2002). Once it became evident that Dean Pickle and Specialty Product Company would not be extending this contract packing arrangement beyond its initial two year term, the Company announced restructuring plans in the first quarter of fiscal 2002 and took a related charge to convert the Tacoma facility to alternate uses. The restructuring charge was $1.1 million and primarily comprised of employee termination benefits. As of September 28, 2002, $0.4 million remains unpaid for this activity and will be liquidated within the next six months.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain in the first quarter of fiscal 2002.

Interest Expense: Interest expense for the 2003 period was $14.2 million compared to $18.8 million in the 2002 period. The reduction in interest expense is due to lower debt levels resulting from the August 19, 2002 Transaction and a decrease in the weighted average interest rate of 100 basis points owing to general interest rate reductions.

Pro-Fac Share of Income: Historically, the Company's contractual relationship with Pro-Fac was defined in the marketing and facilitation agreement (the "Old Marketing and Facilitation Agreement"), which the Company and Pro-Fac entered into in November 1994. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company had losses on

Pro-Fac products, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. The Amended and Restated Marketing and Facilitation Agreement, entered into on August 19, 2002, in connection with the Transaction, does not permit Agrilink Foods to offset its losses against the price paid for Pro-Fac products or require Agrilink Foods to share its profits on Pro-Fac products with Pro-Fac for any period subsequent to the end of Agrilink Food's fiscal 2002 year.

Tax (Provision)/Benefit: Provision for income taxes in the 2003 period was $1.4 million compared to a tax benefit of $0.4 million in the 2002 period. The variance in the amounts recorded is attributable to the change in earnings before tax.

Net Income/(Loss): Net income for the 2003 period was $1.6 million compared to a loss of $1.3 million in the 2002 period due to the factors noted above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line is outlined below. EBITDA should not be considered as an alternative to operating income, net income, or cash flows from operations or any other generally accepted accounting principles measure of performance or as a measure of liquidity. EBITDA is included herein because the Company believes EBITDA is a financial indicator of a company's ability to service debt. EBITDA as calculated by Agrilink Foods may not be comparable to calculations as presented by other companies.

Vegetables: Vegetable net sales for the fiscal 2003 period were $142.9 million, a decrease of $33.6 million, or 19.0 percent, as compared to $176.5 million in the 2002 period. Net sales of the Company's branded vegetables decreased $13.0 million, or 13.4 percent. This decrease primarily was the result of industry category declines and increased competitive pressures, particularly in the Company's Birds Eye Voila! skillet meal product offering. In addition, branded net sales were reduced by $4.5 million as a result of product placement costs, or slotting fees associated with the launch of the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls.

Non-branded vegetable net sales declined $20.6 million primarily as a result of the expiration of two co-pack contracts that contributed $17.9 million of net sales in the prior year period.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data are limited, however, as it does not capture sales at many of the Company's customers including Wal-Mart, Costco ,and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category declined 6.0 percent for the 12-week period ending September 15, 2002. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share in the frozen vegetable category for the 12-week period ending September 15, 2002 was 31.0 percent compared to 32.6 percent for the 12-weeks ending September 16, 2001. The home replacement skillet meal category for the 12-week period ending September 15, 2002 declined 19 percent. Market share for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending September 15, 2002 was 25.3 percent compared to 29.2 percent for the 12-week period ending September 16, 2001.

EBITDA for the vegetable segment in the 2003 period increased $2.0 million, or
19.0 percent, to $12.5 million, as compared to $10.5 million in the prior year period. The increase in EBITDA is primarily a result of price increases initiated, lower operating costs due to the headcount reduction implemented in the second quarter of fiscal 2002 and a more favorable harvest. These benefits were partially offset by marketing expenses associated with the launch of Birds Eye Hearty Spoonfuls.

Fruit: Fruit net sales for the 2003 period were $25.8 million, an increase of $0.9 million or 3.6 percent, as compared $24.9 million in the 2002 period. This increase primarily is associated with pricing actions taken on various cherry items which the Company produces. The cherry crop harvested during the calendar 2002 growing season has been drastically affected by weather and it is estimated that cherry costs will increase significantly. To offset this cherry cost increase, management has implemented a price increase on cherry items effective June 2002.

EBITDA for the fruit segment in the 2003 period increased $2.2 million, or 44.0 percent, to $7.2 million, as compared to $5.0 million in the prior year period. The increase in EBITDA is largely the result of the recent price increases taken on cherry items.

Snacks: Net sales for the snack segment were $20.0 million, a slight decrease of $0.2 million, or 1.0 percent, as compared to $20.2 million in the 2002 period. EBITDA for the snack segment in the 2003 period increased $0.2 million, or 6.3 percent, to $3.4 million, as compared to $3.2 million in the prior year period. In fiscal 2002, the potato chip business was negatively affected by costs associated with the expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. These costs have been mitigated or offset for the current year.

Canned Meals: Net sales for the canned meals segment were $10.9 million, a decrease of $1.5 million, or 12.1 percent, as compared to $12.4 million in the 2002 period. The decrease in net sales is attributable to continued competitive pressures within this category. EBITDA for the canned meals segment in the 2003 period declined $0.9 million, or 42.9 percent, to $1.2 million, as compared to $2.1 million in the prior year period. The decline in EBITDA is largely the result of the Company's decision to increase promotional spending to support this product line.

Other: Net sales for the other segment, which is comprised primarily of salad dressings, were $8.5 million, a decrease of $1.1 million, or 11.5 percent, as compared to $9.6 million in the 2002 period. The decrease in net sales is primarily attributable to the loss of a food service customer. The loss of this customer is not anticipated to have a significant impact on the Company's profitability as evidenced by the modest increase in EBITDA for the quarter. EBITDA for the other segment for the 2003 period increased $0.1 million, or 11.1 percent, to $1.0 million, as compared to $0.9 million in the prior period.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Given the seasonal nature of the Company's crop intake for use in the year-round production of its products, Agrilink Foods generates significant negative cash flow from operations in the first fiscal quarter of each year. While the first quarter of 2003 was no exception, net cash used in operating activities decreased by $90.0 million to $32.5 million, as compared to $122.5 million in the 2002 period. This decrease is largely the result of a decline in cash used to fund working capital needs. Accounts receivable increased by $7.3 million in the current quarter as compared with a $22.2 million increase during the same period last year, reflecting lower sales levels. Net inventories and prepaid manufacturing expense increased $58.4 million in the current quarter as compared with $82.9 million during the same period last year owing to recent management initiatives to reduce the Company's inventory levels and the effects of a short crop in certain commodities. Management believes these crop shortages will not have a negative effect on the Company's ability to serve its customers. Accounts payable and other expenses increased by $20.6 million in the current quarter as compared with a $22.3 million decline during the same period last year. Approximately $21.6 million of last year's first quarter decline in accounts payable and accrued liabilities related to the payment of the remaining balance on the Northwest Inventory Purchase, an event management considers to be one-time in nature. Management will continue to focus its efforts on reducing the Company's working capital needs.

Net cash used in investing activities for the 2003 period increased $2.2 million to $5.5 million, as compared to $3.3 million in the prior year period. The increase was largely the result of an incremental working capital advance of $1.5 million to the Company's joint venture. Capital expenditures were $4.0 million for the 2003 period compared to $3.5 million in the prior year period. The purchase of property, plant, and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash provided by financing activities for the 2003 period was $28.5 million compared to $126.2 million in the 2002 period, representing a $97.7 million decline. Much of this decline is due to reduced borrowing needs driven by an $87.8 million reduction in cash used in operating and investing activities during the first quarter of 2003 as compared with the same period last year. The Company also completed the Transaction during the current period, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements" included herein.

Senior Credit Facility: In connection with the Transaction and on August 19, 2002, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Term Loan Facility has a maturity of six years. The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit.

As of September 28, 2002, (i) cash borrowings outstanding under the Revolving Credit Facility were $16.4 million, (ii) there were $9.6 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $174.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

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

Commencing December 31, 2002, the Term Loan Facility will require payments in equal quarterly installments in the amount of $675,000 until its final maturity in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the New Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Commitment at an applicable percentage that corresponds to the Company's leverage ratio.

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

The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of September 28, 2002, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries.

Contractual Obligations: The following table summarizes the Company's expected future contractual cash obligations for the fiscal years ended June:

(Dollars in Millions)

Contractual Obligations                          2003       2004     2005     2006    2007   Thereafter    Total
-----------------------                         ------     ------   ------   ------  ------  ----------   -------
Term Loan Facility                              $ 2.0       $2.7     $2.7     $2.7    $2.7     $257.2     $270.0
Senior Subordinated Notes - 11 7/8  Percent       0.0        0.0      0.0      0.0     0.0      200.0      200.0
Subordinated Promissory Note                      0.0        0.0      0.0      0.0     0.0       32.7       32.7
Obligations under capital leases                  1.1        0.9      0.8      0.8     0.5        0.0        4.1
Operating leases                                  6.4        5.3      4.7      3.5     2.1        4.9       26.9
Other                                             4.1        0.3      0.1      0.0     0.0        0.0        4.5
                                                -----       ----     ----     ----    ----     ------     ------
                                                $13.6       $9.2     $8.3     $7.0    $5.3     $494.8     $538.2
                                                =====       ====     ====     ====    ====     ======     ======

                          CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: inventories, self-insurance programs, promotional activities, and identifiable intangible assets, long-lived assets, and goodwill.

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

Self-insurance Programs: We record estimates for certain health and welfare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At September 28, 2002, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from October 2002 to April 2003. At September 28, 2002, the fair value of the open contracts was an after-tax loss of $0.5 million. Approximately $0.1 million after-tax loss is recorded in accumulated other comprehensive income in shareholder's equity for this swap. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the first quarter of fiscal 2003, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                       Foreign Currency
                                                      Forward Outstanding
                                                      -------------------
Contract amounts                                   105 million Mexican pesos
Weighted average settlement exchange rate                   9.811%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At September 28, 2002, the Company had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value, as of September 28, 2002, of the agreement is an after-tax gain of approximately $0.4 million. During the first quarter, the fair value of the hedge was reduced by approximately $0.3 million (after tax) due to a decline in the floating rate/short ton for unbleached kraftliner. The termination date for the agreement is June 2003.

                                                     Swap
                                            Corrugated Outstanding
                                            (Unbleached Kraftliner)
                                       ---------------------------------
Notional amount                                18,000 short tons
Average paid rate                               $400/short ton
Average receive rate                    Floating rate/short ton - $440
Maturities through                                 June 2003

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value, as of September 28, 2002, of the agreement is approximately zero. During the first quarter, the fair value of the hedge was increased by approximately $0.1 million (after tax) in accumulated other comprehensive income due to an increase in the floating rate/pound for polyethylene. The termination date for the agreement is June 2003.

                                                      Swap
                                            Polyethylene Outstanding
                                       ---------------------------------
Notional amount                                4,166,662 pounds
Average paid rate                                 $.355/pound
Average receive rate                       Floating rate $.360/pound
Maturities through                                 June 2003

Interest Rates: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. In September 2001, the Company entered into an interest rate cap agreement with a major financial institution. The Company designates this interest rate cap as a cash flow hedge.

The Company paid a one-time fee for the cap of approximately $0.6 million. Due to current borrowing rates available, the fair value of the interest rate cap was adjusted to zero at September 28, 2002.

                                  OTHER MATTERS

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

The cherry crop resulting from the fiscal 2002 growing season has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an estimated 66 percent reduction in the cherry crop compared to historic harvest tonnage. It is estimated that both raw and frozen cherry costs will significantly increase and may double. To offset the cherry cost increase, management implemented a price increase on cherry items effective June 2002.

For the 2002 crop season, dry weather conditions in the Company's New York and Midwest growing regions have reduced crop intake. While the reduction in crop intake has negatively impacted the efficiency of various production operations, management has initiated cost reduction steps and is actively pursuing additional cost reduction initiatives in order to mitigate any crop-related production cost increases.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Within the 90 days prior to the filing date of this report, the Company's management, including the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

See NOTE 10, Legal Proceedings, to the "Notes to Consolidated Financial Statements" for information regarding legal proceedings, which information is incorporated by reference in answer to this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In order to facilitate the Transaction, the Company sought and obtained the consent of the holders of its Senior Subordinated Notes - 11 7/8 percent
(due 2008) (the "Notes") to amend or waive certain provisions of the indenture governing the Notes, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as Trustee (the "Indenture"). Approval of the proposed amendments was obtained on July 22, 2002. Generally, the amendments sought and obtained, amended certain covenants in the Indenture that, among other things, that restricted the Company's ability to make certain payments and to engage in certain transactions with affiliates, except in certain specified circumstances. These covenants also restricted the Company's ability to consummate the proposed investment by Vestar of $175.0 million in Agrilink Holdings LLC. The holders of the Notes consented to, among other things, amendments to certain covenants and restrictions on the Company's activities, and the removal of all requirements of Pro-Fac, other than Pro-Fac's guarantee of the Notes and matters related to Pro-Fac's guarantee of the Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2002 Agrilink Holdings Inc., the sole shareholder of Agrilink Foods, voted to change its corporate domicile to Delaware by means of a reincorporation merger. Agrilink Foods reincorporated as a Delaware corporation by merging with and into Agrilink Merger Corp., Agrilink Merger Corp. continuing as the surviving corporation, and changed its name to "Agrilink Foods, Inc." and is the successor to Agrilink Foods' business and operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit Number                           Description
    --------------                           -----------
         2.1             Unit Purchase Agreement, dated June 20, 2002, together with
                         Exhibits H, I, and L thereto (filed as Exhibit 2.1 to the
                         Company's Form 8-K filed June 21, 2002, and incorporated
                         herein by reference).

         2.2             Certificate of Merger of Agrilink Foods, Inc. and Agrilink
                         Merger Corp. (filed as Exhibit 2.2 to Agrilink Foods, Inc.'s
                         Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

         3.1             Restated Certificate of Incorporation of Agrilink Merger
                         Corp. (filed as Exhibit 3.1 to Agrilink Foods, Inc.'s Form
                         10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

         3.2             Bylaws of Agrilink Merger Corporation (filed as Exhibit 3.2 to Agrilink Foods, Inc.'s Form 10-K Equivalent for the
                         fiscal year ended June 29, 2002 and incorporated herein by reference).

         4.1             First Supplemental Indenture dated July 22, 2002 (amending the Indenture dated as of November 18, 1998 between Agrilink
                         Foods, Inc., the Guarantors named therein, and IBJ Schroder
                         Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.3 to Agrilink Foods Inc.'s Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by
                         reference).

         10.1            Amended and Restated Marketing and Facilitation Agreement
                         dated August 19, 2002 between Pro-Fac Cooperative, and
                         Agrilink Foods, Inc. (filed as Exhibit 99.3 to the Company's
                         Current Report on Form 8-K filed September 3, 2002 and
                         incorporated herein by reference).

  Exhibit Number                            Description
  --------------                            -----------
       10.2            Termination Agreement dated August 19, 2002 (filed as
                       Exhibit 99.2 to the Company's Current Report on Form 8-K
                       filed September 3, 2002 and incorporated herein by
                       reference).

       10.3            Credit Agreement among the Company, Agrilink Holdings Inc., and JPMorgan Chase Bank and Bank of America, and the Lenders
                       from time to time party hereto, dated as of August 19, 2002
                       (filed as Exhibit 10.10 to Agrilink Foods Inc.'s Form 10-K
                       Equivalent for the fiscal year ended June 29, 2002 and
                       incorporated herein by reference).

       10.4            Amendment to the Supplemental Executive Retirement Agreement
                       (filed as Exhibit 10.22 to Agrilink Foods Inc.'s Form 10-K
                       Equivalent for the fiscal year ended June 29, 2002 and
                       incorporated herein by reference).

       10.5            Transitional Services Agreement dated August 19, 2002 (field as Exhibit 99.4 to the Company's Current Report on Form 8-K
                       filed September 3, 2002 and incorporated herein by
                       reference).

       10.6            Credit Agreement dated August 19, 2002 between Pro-Fac
                       Cooperative, Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.5 to the Company's Current
                       Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

       10.7            Securityholders Agreement dated August 19, 2002 among
                       Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
                       Vestar/Agrilink Holdings LLC, and others (filed as Exhibit
                       99.6 to the Company's Current Report on Form 8-K filed
                       September 3, 2002 and incorporated herein by reference).

       10.8            Limited Liability Company Agreement of Agrilink Holdings LLC
                       dated August 19, 2002 among Agrilink Holdings LLC, Pro-Fac
                       Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others
                       (filed as Exhibit 99.7 to the Company's Current Report on
                       Form 8-K filed September 3, 2002 and incorporated herein by reference).

       10.9            Management Agreement dated August 19, 2002 among Agrilink
                       Foods, Inc., Agrilink Holdings Inc. and Vestar Capital
                       Partners (filed as Exhibit 99.8 to the Company's Current
                       Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

     (b) Reports on Form 8-K:

         On July 1, 2002, the Company filed a report on Form 8-K to report an Information Statement distributed by Pro-Fac Cooperative, Inc. to its Common Members as of and for the year ending June 30, 2001 and as of and for the nine months ending March 30, 2002.

         On July 9, 2002, the Company filed a report on Form 8-K to report a solicitation of consents from holders of its outstanding 11 7/8 percent Senior Subordinated Notes Due 2008 to facilitate the Vestar equity investment.

         On July 10, 2002, the Company filed a report on Form 8-K to file the Consent Solicitation Statement regarding Consent Solicitation in respect of all outstanding 11 7/8 percent Senior Subordinated Notes Due 2008 of Agrilink Foods, Inc.

         On July 24, 2002, the Company filed a report on Form 8-K to report the results of bondholder consent solicitation.

         On August 19, 2002, the Company filed a report on Form 8-K to report the completion of equity investment.

         On September 3, 2002, the Company filed a report on Form 8-K to report a change in control.

                                   SIGNATURES

The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AGRILINK FOODS, INC.

Date: November 12, 2002                    By:       /s/ Earl L. Powers
     ------------------                        --------------------------------
                                                       EARL L. POWERS
                                                  EXECUTIVE VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER and
                                                          SECRETARY
                                            (On Behalf of the Registrant and as
                                                Principal Financial Officer
                                            and Principal Accounting Officer)

                                  CERTIFICATION

I, Dennis M. Mullen, certify that:

1. I have reviewed this quarterly report on Form 10-Q Equivalent of Agrilink Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                          /s/ Dennis M. Mullen
      -----------------                    --------------------------------
                                                   DENNIS M. MULLEN
                                                       Chairman,
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

                                  CERTIFICATION

I, Earl L. Powers, certify that:

1. I have reviewed this quarterly report on Form 10-Q Equivalent of Agrilink Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                       /s/ Earl L. Powers
      -----------------                  ------------------------------
                                                EARL L. POWERS
                                           Executive Vice President,
                                            Chief Financial Officer
                                                 and Secretary
                                         (Principal Financial Officer)