Form 10-Q
period 2002-12-28
AGRILINK FOODS INC
filed 2003-02-07
CIK 26285

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                              FORM 10-Q EQUIVALENT

                                   ----------

(Mark One)
          [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                                 YES [_] NO [_]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [_] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 7, 2003.

                              Common Stock: 11,000

     o    This  Form  10-Q   Equivalent  is  only  being  filed  pursuant  to  a
          requirement contained in the indenture governing Agrilink Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================


                               Page 1 of 36 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGRILINK FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, ACCUMULATED EARNINGS/(DEFICIT), AND COMPREHENSIVE INCOME/(LOSS)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                     Three Months Ended
                                           -------------------------------------
                                               Successor     |    Predecessor
                                           December 28, 2002 | December 29, 2001
                                           ----------------- | -----------------
                                                             |
Net sales                                      $ 274,375     |     $ 290,186
Cost of sales                                   (202,645)    |      (218,393)
                                               ---------     |     ---------
Gross profit                                      71,730     |        71,793
Selling, administrative, and general                         |
   expense                                       (35,677)    |       (30,816)
Restructuring                                          0     |        (1,572)
Gain from pension curtailment                          0     |             0
Income from joint venture                          1,116     |           950
                                               ---------     |     ---------
Operating income before dividing with                        |
   Pro-Fac                                        37,169     |        40,355
Interest expense                                 (12,266)    |       (16,239)
                                               ---------     |     ---------
Pretax income from continuing operations                     |
   and before dividing with Pro-Fac               24,903     |        24,116
Pro-Fac share of income                                0     |       (11,318)
                                               ---------     |     ---------
Pretax income from continuing operations          24,903     |        12,798
Tax provision                                     (9,931)    |        (5,633)
                                               ---------     |     ---------
Income before discontinued operations             14,972     |         7,165
Discontinued operations, net of a tax                        |
   benefit                                        (1,385)    |          (827)
                                               ---------     |     ---------
Net income                                        13,587     |         6,338
                                                             |
Accumulated earnings/(deficit) at                            |
   beginning of period                             1,475     |         2,809
                                               ---------     |     ---------
Accumulated earnings/(deficit) at end of                     |
   period                                      $  15,062     |     $   9,147
                                               =========     |     =========
                                                             |
Net income                                     $  13,587     |     $   6,338
Other comprehensive (loss)/income:                           |
   Unrealized gain/(loss) on hedging                         |
      activity, net of taxes                         169     |            66
                                               ---------     |     ---------
Comprehensive income                           $  13,756     |     $   6,404
                                               =========     |     =========
                                                             |
Accumulated other comprehensive                              |
   (loss)/income at beginning of period        $    (236)    |     $    (395)
Unrealized gain/(loss) on hedging                            |
   activity, net of taxes                            169     |            66
                                               ---------     |     ---------
Accumulated other comprehensive loss at                      |
   end of period                               $     (67)    |     $    (329)
                                               =========     |     =========

                                                        Six Months Ended
                                           -----------------------------------
                                               Successor     |   Predecessor        Predecessor
                                           August 19, 2002 - |  June 30, 2002     Six Months Ended
                                           December 28, 2002 | August 18, 2002   December 29, 2001
                                           ----------------- | ---------------   -----------------
                                                             |
Net sales                                      $ 380,820     |    $ 101,664          $ 533,774
Cost of sales                                   (284,646)    |      (78,116)          (415,360)
                                               ---------     |    ---------          ---------
Gross profit                                      96,174     |       23,548            118,414
Selling, administrative, and general                         |
   expense                                       (51,149)    |      (15,434)           (63,408)
Restructuring                                          0     |            0             (2,622)
Gain from pension curtailment                          0     |            0              2,472
Income from joint venture                          1,379     |          277              1,198
                                               ---------     |    ---------          ---------
Operating income before dividing with                        |
   Pro-Fac                                        46,404     |        8,391             56,054
Interest expense                                 (18,685)    |       (7,747)           (35,026)
                                               ---------     |    ---------          ---------
Pretax income from continuing operations                     |
   and before dividing with Pro-Fac               27,719     |          644             21,028
Pro-Fac share of income                                0     |            0             (9,062)
                                               ---------     |    ---------          ---------
Pretax income from continuing operations          27,719     |          644             11,966
Tax provision                                    (11,086)    |         (264)            (5,266)
                                               ---------     |    ---------          ---------
Income before discontinued operations             16,633     |          380              6,700
Discontinued operations, net of a tax                        |
   benefit                                        (1,571)    |         (295)            (1,624)
                                               ---------     |    ---------          ---------
Net income                                        15,062     |           85              5,076
                                                             |
Accumulated earnings/(deficit) at                            |
   beginning of period                                 0     |     (126,623)             4,071
                                               ---------     |    ---------          ---------
Accumulated earnings/(deficit) at end of                     |
   period                                      $  15,062     |    $(126,538)         $   9,147
                                               =========     |    =========          =========
                                                             |
Net income                                     $  15,062     |    $      85          $   5,076
Other comprehensive (loss)/income:                           |
   Unrealized gain/(loss) on hedging                         |
      activity, net of taxes                         (67)    |            0               (374)
                                               ---------     |    ---------          ---------
Comprehensive income                           $  14,995     |    $      85          $   4,702
                                               =========     |    =========          =========
                                                             |
Accumulated other comprehensive                              |
   (loss)/income at beginning of period        $       0     |    $    (367)         $      45
Unrealized gain/(loss) on hedging                            |
   activity, net of taxes                            (67)    |            0               (374)
                                               ---------     |    ---------          ---------
Accumulated other comprehensive loss at                      |
   end of period                               $     (67)    |    $    (367)         $    (329)
                                               =========     |    =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

AGRILINK FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                Successor   | Predecessor
                                                                               December 28, |   June 29,
                                                                                   2002     |     2002
                                                                               ------------ | -----------
                                                                                            |
                                     ASSETS                                                 |
                                                                                            |
Current assets:                                                                             |
   Cash and cash equivalents                                                     $ 37,903   |  $  14,686
   Accounts receivable trade, net of allowances for doubtful accounts              74,991   |     68,419
   Accounts receivable, other                                                       9,723   |      7,581
   Inventories, net                                                               317,165   |    291,745
   Current net investment in CoBank                                                 1,116   |      3,347
   Prepaid manufacturing expense                                                    3,441   |     19,168
   Prepaid expenses and other current assets                                       13,292   |     18,770
   Assets held for sale at net realizable value                                    10,843   |      8,746
   Due from Pro-Fac Cooperative, Inc.                                                   0   |     11,730
   Current deferred tax asset                                                       4,640   |      2,923
                                                                                 --------   |  ---------
         Total current assets                                                     473,114   |    447,115
Investment in CoBank                                                                6,294   |      6,294
Investment in and advances to joint venture                                        16,659   |     14,586
Property, plant and equipment, net                                                217,462   |    285,834
Goodwill                                                                           32,944   |     56,210
Intangible assets, net                                                            210,730   |     11,305
Other assets                                                                       32,159   |     22,160
Note receivable due from Pro-Fac Cooperative, Inc.                                      0   |      9,400
Non-current deferred tax asset                                                          0   |      4,837
                                                                                 --------   |  ---------
         Total assets                                                            $989,362   |  $ 857,741
                                                                                 ========   |  =========
                                                                                            |
                      LIABILITIES AND SHAREHOLDER'S EQUITY                                  |
                                                                                            |
Current liabilities:                                                                        |
   Current portion of obligations under capital leases                           $    821   |  $     821
   Current portion of long-term debt                                                6,821   |     14,916
   Current portion of Termination  and Transitional Services Agreements with                |
      Pro-Fac Cooperative, Inc.                                                     9,278   |          0
   Accounts payable                                                                58,197   |     71,198
   Income taxes payable                                                            10,544   |        879
   Accrued interest                                                                 5,630   |      6,255
   Accrued employee compensation                                                    8,869   |      8,000
   Other accrued expenses                                                          50,023   |     40,154
   Growers payable due to Pro-Fac Cooperative, Inc.                                18,660   |          0
                                                                                 --------   |  ---------
         Total current liabilities                                                168,843   |    142,223
Obligations under capital leases                                                    2,296   |      2,528
Long-term debt                                                                    509,706   |    623,057
Long-term portion of Termination and Transitional Services Agreements with                  |
      Pro-Fac Cooperative, Inc.                                                    26,536   |          0
Other non-current liabilities                                                      43,604   |     28,918
Non-current deferred tax liability                                                 21,685   |          0
                                                                                 --------   |  ---------
         Total liabilities                                                        772,670   |    796,726
                                                                                 --------   |  ---------
Commitments and contingencies                                                               |
Shareholder's Equity:                                                                       |
                                                                                            |
   Common stock, par value $.01; 11,000 shares                                              |
      authorized, issued and outstanding                                                0   |          0
   Additional paid-in capital                                                     201,697   |    188,005
   Accumulated earnings/(deficit)                                                  15,062   |   (126,623)
   Accumulated other comprehensive income/(loss):                                           |
      Unrealized (loss)/gain on hedging activity                                      (67)  |        206
      Minimum pension liability adjustment                                              0   |       (573)
                                                                                 --------   |  ---------
         Total shareholder's equity                                               216,692   |     61,015
                                                                                 --------   |  ---------
         Total liabilities and shareholder's equity                              $989,362   |  $ 857,741
                                                                                 ========   |  =========

The accompanying notes are an integral part of the consolidated financial statements.

AGRILINK FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                 Six Months Ended
                                                                       -----------------------------------
                                                                           Successor     |   Predecessor        Predecessor
                                                                       August 19, 2002 - | June 30, 2002 -    Six Months Ended
                                                                       December 28, 2002 | August 18, 2002   December 29, 2001
                                                                       ----------------- | ---------------   -----------------
                                                                                         |
Cash Flows From Operating Activities:                                                    |
   Net income                                                              $  15,062     |     $     85          $   5,076
   Adjustments to reconcile net income to net cash provided by/(used in)                 |
      operating activities-                                                              |
         Depreciation                                                         11,116     |        3,833             15,376
         Amortization of certain intangible assets                               430     |          144                592
         Amortization of debt issue costs, amendment costs,                              |
            debt discounts and premiums, and interest in-kind                  3,972     |        1,201              3,224
         Equity in undistributed earnings of joint venture                    (1,155)    |         (277)            (1,099)
         Transitional Services Agreement with Pro-Fac Cooperative, Inc.         (192)    |            0                  0
         Change in assets and liabilities:                                               |
            Accounts receivable                                              (10,532)    |        1,818             (6,121)
            Inventories and prepaid manufacturing expense                     20,580     |      (33,170)           (56,148)
            Income taxes refundable/(payable)                                  9,740     |          (75)               272
            Accounts payable and other accrued expenses                        4,240     |      (10,972)           (72,831)
            Due to/(from) Pro-Fac Cooperative, Inc., net                      (5,397)    |        8,649              8,845
            Other assets and liabilities, net                                  1,226     |          909               (463)
                                                                           ---------     |     --------          ---------
Net cash provided by/(used in) operating activities                           49,090     |      (27,855)          (103,277)
                                                                           ---------     |     --------          ---------
                                                                                         |
Cash Flows From Investing Activities:                                                    |
   Purchase of property, plant and equipment                                  (5,797)    |       (2,187)            (7,363)
   Proceeds from disposals                                                       255     |            0                 36
   Repayments from/(advances to) joint venture                                   871     |       (1,512)            (3,863)
   Proceeds from investment in CoBank                                          1,116     |        1,115              2,665
                                                                           ---------     |     --------          ---------
Net cash used in investing activities                                         (3,555)    |       (2,584)            (8,525)
                                                                           ---------     |     --------          ---------
                                                                                         |
Cash Flows From Financing Activities:                                                    |
   Proceeds from issuance of long-term debt                                  270,000     |            0                  0
   Agrilink Holdings, Inc. investment                                        175,597     |            0                  0
   Net (payments)/proceeds on prior revolving credit facility                (22,000)    |       22,000            114,800
   Payments on long-term debt                                               (400,823)    |         (292)            (3,047)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.           (6,000)    |            0                  0
   Payments on capital lease                                                    (194)    |          (38)                 0
   Cash paid for debt issuance costs                                         (24,129)    |            0                  0
   Cash paid for transaction fees                                             (6,000)    |            0                  0
   Cash paid in conjunction with debt amendment                                    0     |            0             (1,694)
                                                                           ---------     |     --------          ---------
Net cash (used in)/provided by financing activities                          (13,549)    |       21,670            110,059
                                                                           ---------     |     --------          ---------
Net change in cash and cash equivalents                                       31,986     |       (8,769)            (1,743)
Cash and cash equivalents at beginning of period                               5,917     |       14,686              7,656
                                                                           ---------     |     --------          ---------
Cash and cash equivalents at end of period                                 $  37,903     |     $  5,917          $   5,913
                                                                           =========     |     ========          =========
Supplemental Schedule of Non-Cash Financing Activities:                                  |
   Agrilink Holdings, Inc. investment                                      $  32,100     |     $      0          $       0
                                                                           =========     |     ========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the period from June 30, 2002 to August 18, 2002 or the period from August 19, 2002 through December 28, 2002 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 29, 2002.

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

The Company's allowance for doubtful accounts is approximately $1.0 million at December 28, 2002, and $0.7 million at June 29, 2002.

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

Also, as part of the Transaction, executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership. As of December 28, 2002, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Agreement.

Prior to the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

The Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Specifically, preliminary valuations have not yet been finalized for the investment in the joint venture, Great Lakes Kraut Company, LLC, and the related subordinated promissory note (see NOTE 11 to the "Notes to Consolidated Financial Statements"). As such, these items have been reflected at their historical values. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary. Once an allocation is determined, in accordance with accounting principles generally accepted in the United States, any remaining excess of the investment over identifiable net assets acquired will be adjusted through goodwill.

Holdings Inc. has pushed down its purchase accounting to Agrilink Foods. The preliminary excess investment made by Holdings Inc. over the preliminary estimates of the fair market value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $33.0 million and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of December 28, 2002.

In connection with the Transaction, management determined that initially approximately 171 employees will be terminated and has announced the benefit arrangements to those employees. These activities surround the Company's decision to exit the popcorn and applesauce businesses and complete the relocation of its marketing function to Rochester, New York. As a result, approximately $1.6 million in severance costs and other related exit costs have been accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $0.1 million has been liquidated as of December 28, 2002.

As of August 19, 2002, management has begun to assess and formulate a plan to exit certain portions of its business. Management has not yet completed the exit plan, and as a result, the outline of the exit plan is considered preliminary. Accordingly, upon completion and execution of the plan, certain assets may be sold or impaired and certain liabilities may be incurred which could result in additional adjustments to the values assigned to such items in purchase accounting. Management anticipates the final formulation of the plan will be completed within the next six months. See NOTE 11, "Subsequent Events," to the "Notes to Consolidated Financial Statements" included herein.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the periods presented.

(DOLLARS IN THOUSANDS)

                                            Predecessor        Predecessor        Predecessor
                                        Three Months Ended   June 30, 2002 -   Six Months Ended
                                         December 29, 2001   August 18, 2002   December 29, 2001
                                        ------------------   ---------------   -----------------
Net Sales                                    $290,186            $101,664           $533,774
Income before discontinued operations          15,338                 778             17,231
Net Income                                     14,511                 483             15,607

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, the fair value of operating leases, income from the Transitional Services Agreement with Pro-Fac and the elimination of the historical share of income or loss that has been recorded. Included in pro forma net income for the three months ended December 29, 2001 is a non-recurring amount of approximately $1.6 million related to restructuring expense. Also included in pro forma net income for the six months ended December 29, 2001 are non-recurring items of approximately $2.6 million related to restructuring expense and a $2.5 million gain from pension curtailment. These results do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2002 fiscal year, or of the future operations of the successor company.

NOTE 3. DISCONTINUED OPERATIONS

As of August 19, 2002, the Company has committed to a plan to sell the popcorn and applesauce operations previously reported in the snack and fruit segments, respectively. It is anticipated that these transactions will be completed during the third quarter of fiscal 2003. The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and are, therefore, excluded from continuing operations. All prior periods have been reclassified to reflect the discontinuance of these operations.

In addition, having met the criteria outlined in SFAS No. 144, the Company reclassified certain assets relating to the popcorn and applesauce businesses to assets held for sale, and, in accordance with SFAS No. 144, the Company reclassified the prior period balances. Included in assets held for sale are also facilities located in Alamo, Texas; Enumclaw, Washington; Sodus, Michigan; and Hortonville, Wisconsin which are being actively marketed for sale within the fiscal year.

The major classes of discontinued assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

                                         Successor        Predecessor
(DOLLARS IN THOUSANDS)               December 28, 2002   June 29, 2002
                                     -----------------   -------------
Inventories                               $ 5,109            $2,570
Property, plant and equipment, net          5,734             6,176
                                          -------            ------
   Total                                  $10,843            $8,746
                                          =======            ======

The operating results of those businesses identified as held for sale have been classified as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                             Six Months Ended
                                     Three Months Ended            ------------------------------------
                           -------------------------------------        Successor         Predecessor        Predecessor
                               Successor          Predecessor       August 19, 2002 -   June 30, 2002 -   Six Months Ended
                           December 28, 2002   December 29, 2001   December 28, 2002    August 18, 2002   December 29, 2001
                           -----------------   -----------------   ------------------   ---------------   -----------------
Net Sales                       $ 3,833             $ 4,363              $ 5,617             $2,063            $10,007
                                =======             =======              =======             ======            =======

Loss before income taxes        $(2,301)            $(1,489)             $(2,618)            $ (500)           $(2,913)
Income tax benefit                  916                 662                1,047                205              1,289
                                -------             -------              -------             ------            -------
Discontinued operations,
   net of tax benefit           $(1,385)            $  (827)             $(1,571)            $ (295)           $(1,624)
                                =======             =======              =======             ======            =======

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) TERMINATION AGREEMENT. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac, has been terminated. In consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $35.0 million as of December 28, 2002.

(ii) AMENDED AND RESTATED MARKETING AND FACILITATION AGREEMENT. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Amounts paid by Agrilink Foods to Pro-Fac for the CMV of crops supplied for the six months ended December 28, 2002 and December 29, 2001 were $53.1 million and $66.6 million, respectively.

Unlike the Old Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement also provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods may provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

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

(iii) TRANSITIONAL SERVICES AGREEMENT. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of December 28, 2002 was $0.9 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement report only to the chief executive officer (or other representatives) of Agrilink Foods.

(iv) CREDIT AGREEMENT. Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. There were no amounts outstanding under this Credit Agreement at December 28, 2002.

In addition, prior to the Transaction, certain amounts totaling $36.5 million owed by Pro-Fac to Agrilink Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

In addition, under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on crops supplied by Pro-Fac, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For the three and six months ended December 29, 2001, Pro-Fac's share of income was $11.3 million and $9.1 million, respectively.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(DOLLARS IN THOUSANDS)

                               Successor    Predecessor
                             December 28,     June 29,
                                 2002           2002
                             ------------   -----------
Finished goods                 $292,868       $264,770
Raw materials and supplies       24,297         26,975
                               --------       --------
   Total inventories           $317,165       $291,745
                               ========       ========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of December 28, 2002 the amounts assigned to goodwill and intangibles are preliminary as not all valuations, exit plans, and other studies, which will provide the basis for the allocation of fair value to assets and liabilities have progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. In addition, the amount assigned to goodwill has not yet been allocated to the Company's operating segments due to the preliminary nature of this information.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

(DOLLARS IN THOUSANDS)

                                         Successor    Predecessor
                                       December 28,     June 29,
                                           2002           2002
                                       ------------   -----------
Amortized intangibles:
   Covenants not to compete              $    754       $ 2,478
   Other                                   10,406        12,000
      Less: accumulated amortization         (430)       (3,173)
                                         --------       -------
   Amortized intangibles, net              10,730        11,305
Unamortized intangibles:
   Trademarks                             200,000             0
                                         --------       -------
      Total intangible assets, net       $210,730       $11,305
                                         ========       =======

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the successor period for the three months ended December 28, 2002, and $0.4 million for the successor period August 19, 2002 through December 28, 2002. The aggregate amortization expense was $0.1 million for the predecessor period June 30, 2002 through August 18, 2002, and $0.3 million and $0.6 million for the predecessor three months and six months ended December 29, 2001, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(DOLLARS IN THOUSANDS)

           Aggregate
            Annual
Fiscal   Amortization
 Year       Expense
------   ------------
2004         $915
2005          891
2006          891
2007          760
2008          752

NOTE 7. DEBT

SUMMARY OF LONG-TERM DEBT:

(DOLLARS IN THOUSANDS)

                                                   Successor    Predecessor
                                                 December 28,     June 29,
                                                     2002           2002
                                                 ------------   -----------

Revolving Credit Facility                          $      0      $      0
Term Loan Facility                                  270,000       400,800
Senior Subordinated Notes                           207,761       200,015
Subordinated Promissory Note (net of discount)       34,621        32,696
Other                                                 4,145         4,462
                                                   --------      --------
Total debt                                          516,527       637,973
Less current portion                                 (6,821)      (14,916)
                                                   --------      --------
Total long-term debt                               $509,706      $623,057
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

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of December 28, 2002, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.75 percent for loans under the Revolving Credit Facility, and (ii) 2.00 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.75 percent for loans under the Revolving Credit Facility and (ii) 3.00 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.50 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio, as defined.

Commencing December 31, 2002, the Term Loan Facility requires payments in equal quarterly installments in the amount of $675,000 until its final maturity in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's leverage ratio.

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

SENIOR SUBORDINATED NOTES: Agrilink Foods has outstanding $200.0 million of 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. In connection with the Transaction, the Company recorded the Notes at estimated fair value, $208.2 million. The $8.2 million premium is being amortized against interest expense over the life of the Notes.

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

The following table illustrates the Company's operating segment information:

(DOLLARS IN MILLIONS)

                                                                                 Six Months Ended
                                         Three Months Ended             -----------------------------------
                                -------------------------------------       Successor         Predecessor        Predecessor
                                    Successor          Predecessor      August 19, 2002 -    June 30, 2002     Six Months Ended
                                December 28, 2002   December 29, 2001   December 28, 2002   August 18, 2002   December 29, 2001
                                -----------------   -----------------   -----------------   ---------------   -----------------
Net Sales:
   Vegetables                        $199.8              $210.7              $273.2             $ 69.5             $387.2
   Fruits                              35.4                39.2                49.0               12.2               64.1
   Snacks                              19.4                19.5                28.9               10.6               39.7
   Canned Meals                        12.4                11.9                18.7                4.5               24.3
   Other                                7.4                 8.9                11.0                4.9               18.5
                                     ------              ------              ------             ------             ------
Total continuing segments            $274.4              $290.2              $380.8             $101.7             $533.8
                                     ======              ======              ======             ======             ======
Operating income:
   Vegetables                        $ 20.3              $ 27.2              $ 22.9             $  3.8             $ 32.0
   Fruits                              12.0                 9.4                16.2                2.4               13.7
   Snacks                               2.6                 2.5                 4.1                1.5                5.2
   Canned Meals                         1.4                 2.1                 2.0                0.3                3.9
   Other                                0.9                 0.7                 1.2                0.4                1.4
                                     ------              ------              ------             ------             ------
Operating income before
   nonrecurring items                  37.2                41.9                46.4                8.4               56.2
Restructuring                           0.0                (1.6)                0.0                0.0               (2.7)
Gain from pension curtailment           0.0                 0.0                 0.0                0.0                2.5
                                     ------              ------              ------             ------             ------
Operating income before dividing
   with Pro-Fac                        37.2                40.3                46.4                8.4               56.0
Interest expense                      (12.3)              (16.2)              (18.7)              (7.8)             (35.0)
                                     ------              -------             ------             ------             ------
Pretax income from continuing
   operations and before dividing
   with Pro-Fac                      $ 24.9              $ 24.1              $ 27.7             $  0.6             $ 21.0
                                     ======              ======              ======             ======             ======

NOTE 9. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, the Subsidiary Guarantors have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                                    SUCCESSOR
                                                                             STATEMENT OF OPERATIONS
                                                                       Three Months Ended December 28, 2002
                                                      ---------------------------------------------------------------------
                                                       Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Net sales                                              $ 270,183     $ 4,192        $ 5,219        $(5,219)     $ 274,375
Cost of sales                                           (199,990)     (2,655)        (3,841)         3,841       (202,645)
                                                       ---------     -------        -------        -------      ---------
Gross profit/(loss)                                       70,193       1,537          1,378         (1,378)        71,730
Selling, administrative, and general expenses            (34,891)       (786)             0              0        (35,677)
Other (expense)/income                                   (14,737)     14,737            120           (120)             0
Income from joint venture                                  1,116           0              0              0          1,116
                                                       ---------     -------        -------        -------      ---------
Operating income/(loss) before discontinued
   operations                                             21,681      15,488          1,498         (1,498)        37,169
Interest (expense)/income                                (14,723)      2,457              0              0        (12,266)
                                                       ---------     -------        -------        -------      ---------
Pretax income/(loss) before discontinued operations        6,958      17,945          1,498         (1,498)        24,903
Tax provision                                             (3,380)     (6,417)          (134)             0         (9,931)
                                                       ---------     -------        -------        -------      ---------
Net income/(loss) before discontinued operations           3,578      11,528          1,364         (1,498)        14,972
Discontinued operations (net of a tax benefit
   of $916)                                               (1,385)          0              0              0         (1,385)
                                                       ---------     -------        -------        -------      ---------
Net income/(loss)                                      $   2,193     $11,528        $ 1,364        $(1,498)     $  13,587
                                                       =========     =======        =======        =======      =========

                                                                                    SUCCESSOR
                                                                             STATEMENT OF OPERATIONS
                                                                       August 19, 2002 - December 28, 2002
                                                      ---------------------------------------------------------------------
                                                       Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Net sales                                              $ 374,696     $ 6,124        $ 5,572        $(5,572)     $ 380,820
Cost of sales                                           (280,766)     (3,880)        (4,538)         4,538       (284,646)
                                                       ---------     -------        -------        -------      ---------
Gross profit/(loss)                                       93,930       2,244          1,034         (1,034)        96,174
Selling, administrative, and general expenses            (49,965)     (1,184)             0              0        (51,149)
Other (expense)/income                                   (20,046)     20,046            132           (132)             0
Income from joint venture                                  1,379           0              0              0          1,379
                                                       ---------     -------        -------        -------      ---------
Operating income/(loss) before discontinued
   operations                                             25,298      21,106          1,166         (1,166)        46,404
Interest (expense)/income                                (22,276)      3,591              0              0        (18,685)
                                                       ---------     -------        -------        -------      ---------
Pretax income/(loss) before discontinued operations        3,022      24,697          1,166         (1,166)        27,719
Tax provision                                             (2,005)     (8,854)          (227)             0        (11,086)
                                                       ---------     -------        -------        -------      ---------
Net income/(loss) before discontinued operations           1,017      15,843            939         (1,166)        16,633
Discontinued operations (net of a tax benefit
   of $1,047)                                             (1,571)          0              0              0         (1,571)
                                                       ---------     -------        -------        -------      ---------
Net (loss)/income                                      $    (554)    $15,843        $   939        $(1,166)     $  15,062
                                                       =========     =======        =======         =======     =========

                                                                                   PREDECESSOR
                                                                             STATEMENT OF OPERATIONS
                                                                         June 30, 2002 - August 18, 2002
                                                      ---------------------------------------------------------------------
                                                       Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Net sales                                              $ 99,188      $ 2,476        $ 1,069        $(1,069)      $101,664
Cost of sales                                           (76,505)      (1,611)        (1,432)         1,432        (78,116)
                                                       --------      -------        -------        -------       --------
Gross profit/(loss)                                      22,683          865           (363)           363         23,548
Selling, administrative, and general expenses           (14,946)        (488)             0              0        (15,434)
Other (expense)/income                                   (5,507)       5,507             41            (41)             0
Income from joint venture                                   277            0              0              0            277
                                                       --------      -------        -------        -------       --------
Operating income/(loss) before
   discontinued operations                                2,507        5,884           (322)           322          8,391
Interest (expense)/income                                (9,069)       1,322              0              0         (7,747)
                                                       --------      -------        -------        -------       --------
Pretax (loss)/income before discontinued operations      (6,562)       7,206           (322)           322            644
Tax benefit/(provision)                                   2,354       (2,572)           (46)             0           (264)
                                                       --------      -------        -------        -------       --------
Net (loss)/income before discontinued operations         (4,208)       4,634           (368)           322            380
Discontinued operations (net of tax benefit
   of $205)                                                (295)           0              0              0           (295)
                                                       --------      -------        -------        -------       --------
Net (loss)/income                                      $ (4,503)     $ 4,634        $  (368)       $   322       $     85
                                                       ========      =======        =======        =======       ========

                                                                                    SUCCESSOR
                                                                                  BALANCE SHEET
                                                                                December 28, 2002
                                                      ---------------------------------------------------------------------
                                                       Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

ASSETS

   Cash and cash equivalents                           $   36,886    $    317       $  700        $       0      $ 37,903
   Accounts receivable, net                                81,785       2,835           94                0        84,714
   Inventories -
      Finished goods                                      292,287         389          192                0       292,868
      Raw materials and supplies                           23,663         516          118                0        24,297
                                                       ----------    --------       ------        ---------      --------
         Total inventories                                315,950         905          310                0       317,165

   Other current assets                                    32,658           9          665                0        33,332
                                                       ----------    --------       ------        ---------      --------

         Total current assets                             467,279       4,066        1,769                0       473,114

   Property, plant and equipment, net                     209,921       4,075        3,466                0       217,462
   Investment in subsidiaries                             323,559           0            0         (323,559)            0
   Goodwill and other intangible assets, net               33,549     210,125            0                0       243,674
   Other assets                                            54,809     107,733            0         (107,430)       55,112
                                                       ----------    --------       ------        ---------      --------

         Total assets                                  $1,089,117    $325,999       $5,235        $(430,989)     $989,362
                                                       ==========    ========       ======        =========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY

   Current portion of long-term debt                   $    6,821    $      0       $    0        $       0      $  6,821
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                     9,278           0            0                0         9,278
   Accounts payable                                        57,196         549          452                0        58,197
   Accrued interest                                         5,630           0            0                0         5,630
   Intercompany loans                                       1,556      (1,556)           0                0             0
   Other current liabilities                               80,687       7,202        1,028                0        88,917
                                                       ----------    --------       ------        ---------      --------
         Total current liabilities                        161,168       6,195        1,480                0       168,843
   Long-term debt                                         509,706           0            0                0       509,706
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                       26,536           0            0                0        26,536
   Other non-current liabilities                          175,015           0            0         (107,430)       67,585
                                                       ----------    --------       ------        ---------      --------

         Total liabilities                                872,425       6,195        1,480         (107,430)      772,670

   Shareholder's equity                                   216,692     319,804        3,755         (323,559)      216,692
                                                       ----------    --------       ------        ---------      --------

         Total liabilities and shareholder's equity    $1,089,117    $325,999       $5,235        $(430,989)     $989,362
                                                       ==========    ========       ======        =========      ========

                                                                                   SUCCESSOR
                                                                            STATEMENT OF CASH FLOWS
                                                                      August 19, 2002 - December 28, 2002
                                                     ---------------------------------------------------------------------
                                                      Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)
Cash Flows From Operating Activities:
   Net (loss)/income                                  $    (554)    $ 15,843       $   939        $(1,166)      $  15,062
   Adjustments to reconcile net (loss)/income to
      cash provided by/(used in) operating
      activities -
         Depreciation                                    10,847          156           113              0          11,116
         Amortization of certain intangible assets          149          281             0              0             430
         Amortization of debt issue costs,
            amendment costs, debt discounts and
            premiums, and interest in-kind                3,972            0             0              0           3,972
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                      (192)           0             0              0            (192)
         Equity in undistributed earnings of joint
            venture                                      (1,155)           0             0              0          (1,155)
         Change in working capital                       36,123      (16,021)       (1,411)         1,166          19,857
                                                      ---------     --------       -------        -------       ---------
Net cash provided by/(used in) operating
   activities                                            49,190          259          (359)             0          49,090

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment            (5,628)           0          (169)             0          (5,797)
   Proceeds from disposal                                   250            0             5              0             255
   Proceeds from investment in CoBank                     1,116            0             0              0           1,116
   Repayments from joint venture                            871            0             0              0             871
                                                      ---------     --------       -------        -------       ---------
Net cash used in investing activities                    (3,391)           0          (164)             0          (3,555)

Cash Flows From Financing Activities:
   Payments on old revolving credit facility            (22,000)           0             0              0         (22,000)
   Proceeds from issuance of long-term debt             270,000            0             0              0         270,000
   Agrilink Holdings, Inc. investment                   175,597            0             0              0         175,597
   Payments on long-term debt                          (400,823)           0             0              0        (400,823)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                          (6,000)           0             0              0          (6,000)
   Payments on capital lease                               (194)           0             0              0            (194)
   Cash paid for debt issuance costs                    (24,129)           0             0              0         (24,129)
   Cash paid for transaction fees                        (6,000)           0             0              0          (6,000)
                                                      ---------     --------       -------        -------       ---------
Net cash used in financing activities                   (13,549)           0             0              0         (13,549)

Net change in cash and cash equivalents                  32,250          259          (523)             0          31,986

Cash and cash equivalents at beginning of period          4,636           58         1,223              0           5,917
                                                      ---------     --------       -------        -------       ---------
Cash and cash equivalents at end of period            $  36,886     $    317       $   700        $     0       $  37,903
                                                      =========     ========       =======        =======       =========

                                                                                        PREDECESSOR
                                                                                 STATEMENT OF CASH FLOWS
                                                                              June 30, 2002 - August 18, 2002
                                                          ---------------------------------------------------------------------
                                                           Agrilink     Subsidiary   Non-Guarantor   Eliminating
(DOLLARS IN THOUSANDS)                                    Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                          -----------   ----------   -------------   -----------   ------------
Cash Flows From Operating Activities:
   Net (loss)/income                                       $ (4,503)     $ 4,634         $ (368)        $ 322        $     85
   Adjustments to reconcile net (loss)/income to net
      cash (used in)/provided by operating activities -
         Depreciation                                         3,741           69             23             0           3,833
         Amortization of certain intangible assets               50           94              0             0             144
         Amortization of debt issue costs, amendment costs,
           debt discounts and premiums, and interest in-kind  1,201            0              0             0           1,201
         Equity in undistributed earnings of joint venture     (277)           0              0             0            (277)
         Change in working capital                          (28,911)      (4,860)         1,252          (322)        (32,841)
                                                           --------      -------         ------         -----        --------
Net cash (used in)/provided by operating activities         (28,699)         (63)           907             0         (27,855)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (2,181)           0             (6)            0          (2,187)
   Advances to joint venture                                 (1,512)           0              0             0          (1,512)
   Proceeds from investment in CoBank                         1,115            0              0             0           1,115
                                                           --------      -------         ------         -----        --------
Net cash used in investing activities                        (2,578)           0             (6)            0          (2,584)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility           22,000            0              0             0          22,000
   Payments on long-term debt                                  (292)           0              0             0            (292)
   Payments on capital leases                                   (38)           0              0             0             (38)
                                                           --------      -------         ------         -----        --------

Net cash provided by financing activities                    21,670            0              0             0          21,670

Net change in cash and cash equivalents                      (9,607)         (63)           901             0          (8,769)

Cash and cash equivalents at beginning of period             14,243          121            322             0          14,686
                                                           --------      -------         ------         -----        --------
Cash and cash equivalents at end of period                 $  4,636      $    58         $1,223         $   0        $  5,917
                                                           ========      =======         ======         =====        ========

                                                                                    PREDECESSOR
                                                                               STATEMENT OF OPERATIONS
                                                                          Three Months Ended December 29, 2001
                                                        -----------------------------------------------------------------------
                                                         Agrilink      Guarantor     Non-Guarantor   Eliminating
                                                        Foods, Inc.   Subsidiaries   Subsidiaries      Entries     Consolidated
                                                        -----------   ------------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Net sales                                                $ 286,411      $ 3,775         $ 5,255        $(5,255)     $ 290,186
Cost of sales                                             (215,802)      (2,591)         (4,912)         4,912       (218,393)
                                                         ---------      -------         -------        -------      ---------
Gross profit                                                70,609        1,184             343           (343)        71,793
Other (expense)/income                                     (20,366)      18,794             192           (192)        (1,572)
Selling, administrative, and general expenses              (29,762)      (1,054)              0              0        (30,816)
Income from joint venture                                      950            0               0              0            950
                                                         ---------      -------         -------        -------      ---------
Operating income/(loss) before dividing with Pro-Fac        21,431       18,924             535           (535)        40,355
Interest (expense)/income                                  (18,891)       2,652               0              0        (16,239)
                                                         ---------      -------         -------        -------      ---------
Pretax income/(loss) before dividing with Pro-Fac            2,540       21,576             535           (535)        24,116
Pro-Fac share of income                                    (11,318)           0               0              0        (11,318)
                                                         ---------      -------         -------        -------      ---------
Pretax (loss)/income before discontinued operations         (8,778)      21,576             535           (535)        12,798
Tax benefit/(provision)                                      2,159       (7,666)           (126)             0         (5,633)
                                                         ---------      -------         -------        -------      ---------
Net (loss)/income before discontinued operations            (6,619)      13,910             409           (535)         7,165
Discontinued operations (net of a tax benefit of $662)        (827)           0               0              0           (827)
                                                         ---------      -------         -------        -------      ---------
Net (loss)/income                                        $  (7,446)     $13,910         $   409        $  (535)     $   6,338
                                                         =========      =======         =======        =======      =========

                                                                                   PREDECESSOR
                                                                            STATEMENT OF OPERATIONS
                                                                          Six Months Ended December 29, 2001
                                                        -----------------------------------------------------------------------
                                                         Agrilink      Guarantor     Non-Guarantor   Eliminating
                                                        Foods, Inc.   Subsidiaries   Subsidiaries      Entries     Consolidated
                                                        -----------   ------------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Net sales                                                $ 525,754      $  8,020        $ 7,821        $(7,821)     $ 533,774
Cost of sales                                             (409,882)       (5,478)        (7,631)         7,631       (415,360)
                                                         ---------      --------        -------        -------      ---------
Gross profit                                               115,872         2,542            190           (190)       118,414
Other (expense)/income                                     (32,112)       31,962            214           (214)          (150)
Selling, administrative, and general expenses              (61,627)       (1,781)             0              0        (63,408)
Income from joint venture                                    1,198             0              0              0          1,198
                                                         ---------      --------        -------        -------      ---------
Operating income/(loss) before dividing with Pro-Fac        23,331        32,723            404           (404)        56,054
Interest (expense)/income                                  (40,310)        5,284              0              0        (35,026)
                                                         ---------      --------        -------        -------      ---------
Pretax (loss)/income before dividing with Pro-Fac          (16,979)       38,007            404           (404)        21,028
Pro-Fac share of loss                                       (9,062)            0              0              0         (9,062)
                                                         ---------      --------        -------        -------      ---------
Pretax (loss)/income before discontinued operations        (26,041)       38,007            404           (404)        11,966
Tax benefit/(provision)                                      8,490       (13,503)          (253)             0         (5,266)
                                                         ---------      --------        -------        -------      ---------
Net (loss)/income before discontinued operations           (17,551)       24,504            151           (404)         6,700
Discontinued operations (net of a tax benefit
   of $1,289)                                               (1,624)            0              0              0         (1,624)
                                                         ---------      --------        -------        -------      ---------
Net (loss)/income                                        $ (19,175)     $ 24,504        $   151        $  (404)     $   5,076
                                                         =========      ========        =======        =======      =========

                                                                                   PREDECESSOR
                                                                                  BALANCE SHEET
                                                                                  June 29, 2002
                                                      ---------------------------------------------------------------------
                                                       Agrilink     Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents                           $ 14,243      $    121       $  322        $       0      $ 14,686
   Accounts receivable, net                              73,055         2,945            0                0        76,000
   Inventories -
      Finished goods                                    264,411           223          136                0       264,770
      Raw materials and supplies                         26,193           623          159                0        26,975
                                                       --------      --------       ------        ---------      --------
         Total inventories                              290,604           846          295                0       291,745

   Other current assets                                  64,585          (158)         257                0        64,684
                                                       --------      --------       ------        ---------      --------

         Total current assets                           442,487         3,754          874                0       447,115

Property, plant and equipment, net                      278,510         3,883        3,441                0       285,834
Investment in subsidiaries                              163,093             0            0         (163,093)            0
Goodwill and other intangible assets, net                12,406        55,109            0                0        67,515
Other assets                                             57,031       103,655            0         (103,409)       57,277
                                                       --------      --------       ------        ---------      --------

         Total assets                                  $953,527      $166,401       $4,315        $(266,502)     $857,741
                                                       ========      ========       ======        =========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:

   Current portion of long-term debt                   $ 14,916      $      0       $    0        $       0      $ 14,916
   Accounts payable                                      70,225           836          137                0        71,198
   Accrued interest                                       6,255             0            0                0         6,255
   Intercompany loans                                      (115)          275         (160)               0             0
   Other current liabilities                             43,319         5,712          823                0        49,854
                                                       --------      --------       ------        ---------      --------
         Total current liabilities                      134,600         6,823          800                0       142,223

Long-term debt                                          623,057             0            0                0       623,057
Other non-current liabilities                           134,855             0            0         (103,409)       31,446
                                                       --------      --------       ------        ---------      --------

         Total liabilities                              892,512         6,823          800         (103,409)      796,726

Shareholder's equity                                     61,015       159,578        3,515         (163,093)       61,015
                                                       --------      --------       ------        ---------      --------

         Total liabilities and shareholder's equity    $953,527      $166,401       $4,315        $(266,502)     $857,741
                                                       ========      ========       ======        =========      ========

                                                                                      PREDECESSOR
                                                                                STATEMENT OF CASH FLOWS
                                                                           Six Months Ended December 29, 2001
                                                        -----------------------------------------------------------------------
                                                         Agrilink       Guarantor    Non-Guarantor   Eliminating
                                                        Foods, Inc.   Subsidiaries    Subsidiaries    Entries      Consolidated
                                                        -----------   ------------   -------------   -----------   ------------
(DOLLARS IN THOUSANDS)

Cash Flows From Operating Activities:
   Net (loss)/income                                     $ (19,175)     $ 24,504         $151           $(404)      $   5,076
   Adjustments to reconcile net (loss)/income to net
      cash (used in)/provided by operating activities -
         Depreciation                                       14,952           272          152               0          15,376
         Amortization of certain intangible assets             217           375            0               0             592
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                 3,224             0            0               0           3,224
         Equity in undistributed earnings of joint venture  (1,099)            0            0               0          (1,099)
         Change in working capital                        (101,860)      (25,015)          25             404        (126,446)
                                                         ---------      --------         ----           -----       ---------
Net cash (used in)/provided by operating activities       (103,741)          136          328               0        (103,277)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment               (7,351)            0          (12)              0          (7,363)
   Proceeds from disposals                                      36             0            0               0              36
   Advances to joint venture                                (3,863)            0            0               0          (3,863)
   Proceeds from investment in CoBank                        2,665             0            0               0           2,665
                                                         ---------      --------         ----           -----       ---------
Net cash used in investing activities                       (8,513)            0          (12)              0          (8,525)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility         114,800             0            0               0         114,800
   Payments on long-term debt                               (3,047)            0            0               0          (3,047)
   Cash paid for debt amendments                            (1,694)            0            0               0          (1,694)
                                                         ---------      --------         ----           -----       ---------
Net cash provided by financing activities                  110,059             0            0               0         110,059

Net change in cash and cash equivalents                     (2,195)          136          316               0          (1,743)

Cash and cash equivalents at beginning of period             7,624            21           11               0           7,656
                                                         ---------      --------         ----           -----       ---------
Cash and cash equivalents at end of period               $   5,429      $    157         $327           $   0       $   5,913
                                                         =========      ========         ====           =====       =========

NOTE 10. OTHER MATTERS

RESTRUCTURING: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington during the first quarter of fiscal 2002. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. This amount has been liquidated as of December 28, 2002.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily consisting of employee termination benefits. This amount has been liquidated as of December 28, 2002.

GAIN FROM PENSION CURTAILMENT: In September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

LEGAL PROCEEDINGS: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit ("Blue Line Farms litigation") against the Company, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"). The complaint was subsequently amended to eliminate "Does" 1- 50 as parties. The relief sought included a demand for damages of $50.0 million. On December 23, 2002, Pro-Fac, Agrilink Foods, and the other defendants reached an agreement in principle as to the terms of a settlement of the Blue Line Farms litigation, as well as of related claims under Oregon's grower lien statute pending in the United States Bankruptcy Court for the District of Oregon, known as the Seifer Trust litigation. The Seifer Trust litigation also named Pro-Fac and Agrilink among its named defendants. Final settlement is conditioned on the occurrence of certain conditions precedent, including approval of the settlement by the Multnomah County Circuit Court, the entry of final judgment by both the Multnomah County Court and the United States Bankruptcy Court for the District of Oregon, and approval of the settlement by the class. In conjunction with the agreement in principle reached on December 23, 2002 and in anticipation of a Final Settlement of the Blue Line Farms litigation and Seifer Trust litigation, Agrilink Foods has recorded a liability in purchase accounting for approximately $1.3 million for this pre-acquisition contingency.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink Foods agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms litigation and the Seifer Trust litigation. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

COMMITMENTS: Agrilink Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Agrilink Foods issued a guarantee of the loan in an original amount of approximately $2.3 million plus interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Agrilink Foods would be required to pay the remainder of the loan for the City of Montezuma. As of December 28, 2002, the outstanding loan amount was $1.7 million.

NOTE 11. SUBSEQUENT EVENTS

NAME CHANGE: On January 29, 2003, the Company announced that it is changing its name from Agrilink Foods, Inc. to Birds Eye Foods, Inc. The change will become effective on February 10, 2003 through the amendment of the Company's articles of incorporation. Only the Company's name will change. There is no impact to the organization's structure or ownership. In addition, Agrilink Holdings, Inc. will change its name to Birds Eye Holdings, Inc. concurrently.

RESTRUCTURING: On February 7, 2003, the Company announced that it would be closing six vegetable processing facilities and consolidating production to create more efficient facilities over the next 4 to 15 months. This announcement is in furtherance of the final formulation of the exit plan as discussed in NOTE 2 "The Transaction" to the "Notes to the Consolidated Financial Statements". The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas and the fresh production operation at Montezuma, Georgia. Subsequent to closure, the Company intends to actively market these properties for sale. The closings will initially result in the elimination of approximately 260 full time production associates. Management's preliminary estimate of the costs to exit these operations is approximately

$10.0 million. Such costs primarily represent employee termination benefits, facility closure costs, and lease and other contract cancellation fees. Management anticipates the finalization of these estimates in the third quarter. Such amounts will be accrued for in purchase accounting in accordance with EITF 95-3.

GREAT LAKES KRAUT COMPANY, LLC: Agrilink Foods owns a 50% interest in Great Lakes Kraut Company, LLC ("GLK") and has reached an agreement with Flanagan Brothers Incorporated ("Flanagan Brothers") to effect a transfer of the operating business of GLK to Flanagan Brothers, the other 50% owner of GLK, pursuant to certain "buy-sell" provisions of the limited liability company agreement of GLK (the "GLK Transaction"). In the GLK Transaction, a newly-formed subsidiary of Agrilink Foods ("Newco") will invest $11.1 million in GLK, which will be used to reduce the debt of GLK, Flanagan Brothers will exchange its interest in GLK in return for a transfer of all of the operating assets of GLK to it and will assume substantially all of the remaining liabilities relating to the business of GLK. At the closing, GLK will repay to Agrilink Foods the outstanding balance of certain working capital loans made to GLK by Agrilink (with a principal balance of $5.4 million as of December 28, 2002). After the GLK Transaction, Agrilink Foods and Newco will own 100% of GLK, which will continue to own the subordinated promissory note of Agrilink Foods and certain operating assets or subsidiaries of Agrilink Foods to be transferred in connection with the GLK Transaction. The GLK Transaction is expected to close on March 3, 2003. If the GLK Transaction closes, Agrilink Foods expects that the consolidated outstanding debt of Agrilink Foods would be reduced by approximately $29 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the second quarter and first six months of fiscal 2003 versus such periods in fiscal 2002.

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

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to December 28, 2002). These combined Company results have been compared to the comparable period in fiscal 2002.

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

The following tables illustrate the results of operations by product line for the three- and six-month periods ended December 28, 2002 and December 29, 2001:

NET SALES
(DOLLARS IN MILLIONS)

                      Three Months Ended                 Six Months Ended
               -------------------------------   -------------------------------
                December 28,     December 29,     December 28,     December 29,
                    2002             2001             2002             2001
               --------------   --------------   --------------   --------------
                         % of             % of             % of             % of
                  $     Total      $     Total      $     Total      $     Total
               ------   -----   ------   -----   ------   -----   ------   -----
Vegetables     $199.8    72.8%  $210.7    72.6%  $342.7    71.0%  $387.2    72.5%
Fruits           35.4    12.9     39.2    13.5     61.2    12.7     64.1    12.0
Snacks           19.4     7.1     19.5     6.7     39.5     8.2     39.7     7.4
Canned Meals     12.4     4.5     11.9     4.1     23.2     4.8     24.3     4.6
Other             7.4     2.7      8.9     3.1     15.9     3.3     18.5     3.5
               ------   -----   ------   -----   ------   -----   ------   -----
   Total       $274.4   100.0%  $290.2   100.0%  $482.5   100.0%  $533.8   100.0%
               ======   =====   ======   =====   ======   =====   ======   =====

OPERATING INCOME(1)
(DOLLARS IN MILLIONS)

                     Three Months Ended               Six Months Ended
               -----------------------------   -----------------------------
                December 28,    December 29,    December 28,    December 29,
                    2002            2001            2002            2001
               -------------   -------------   -------------   -------------
                        % of            % of            % of            % of
                 $     Total     $     Total     $     Total     $     Total
               -----   -----   -----   -----   -----   -----   -----   -----

Vegetables     $20.3    54.6%  $27.2    64.9%  $26.7    48.7%  $32.0    56.9%
Fruits          12.0    32.2     9.4    22.4    18.6    34.0    13.7    24.4
Snacks           2.6     7.0     2.5     6.0     5.6    10.2     5.2     9.3
Canned Meals     1.4     3.8     2.1     5.0     2.3     4.2     3.9     6.9
Other            0.9     2.4     0.7     1.7     1.6     2.9     1.4     2.5
               -----   -----   -----   -----   -----   -----   -----   -----
   Total       $37.2   100.0%  $41.9   100.0%  $54.8   100.0%  $56.2   100.0%
               =====   =====   =====   =====   =====   =====   =====   =====


(1)  Excludes the gain from pension curtailment and restructuring  charges.  See
     NOTE 10 to the "Notes to Consolidated Financial Statements."

EBITDA(1), (2)
(DOLLARS IN MILLIONS)

                                   Three Months Ended               Six Months Ended
                             -----------------------------   -----------------------------
                              December 28,    December 29,    December 28,    December 29,
                                  2002            2001            2002            2001
                             -------------   -------------   -------------   -------------
                                      % of            % of            % of            % of
                               $     Total     $     Total     $     Total     $     Total
                             -----   -----   -----   -----   -----   -----   -----   -----
Vegetables                   $26.2    61.8%  $33.0    67.8%  $38.7    57.6%  $43.5    62.2%
Fruits                        12.7    29.9    10.3    21.1    19.9    29.6    15.4    22.0
Snacks                         3.0     7.1     3.1     6.4     6.4     9.5     6.3     9.0
Canned Meals                   1.6     3.8     2.3     4.7     2.8     4.2     4.3     6.2
Other                          1.0     2.4     0.9     1.8     2.0     3.0     1.9     2.7
                             -----   -----   -----   -----   -----   -----   -----   -----
   Continuing segments        44.5   105.0    49.6   101.8    69.8   103.9    71.4   102.1
Discontinued operations(3)    (2.1)   (5.0)   (0.9)   (1.8)   (2.6)   (3.9)   (1.5)   (2.1)
                             -----   -----   -----   -----   -----   -----   -----   -----
   Total                     $42.4   100.0%  $48.7   100.0%  $67.2   100.0%  $69.9   100.0%
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

      CHANGES FROM SECOND QUARTER FISCAL 2002 TO SECOND QUARTER FISCAL 2003

NET SALES: Net sales from continuing operations for the fiscal 2003 period were $274.4 million, a decrease of $15.8 million, or 5.4 percent, as compared to net sales of $290.2 million in the fiscal 2002 period. This decrease is primarily due to a decline in vegetable net sales of $10.9 million resulting from the expiration of two co-pack contracts and a decline in non-branded vegetable sales. See "Segment Review" below for further detail.

GROSS PROFIT: Gross profit in the fiscal 2003 period of $71.7 million was consistent with the 2002 period, however, the Company's gross profit margin increased to 26.1 percent from 24.7 percent in the prior year period. The increase in gross margin is primarily the result of savings associated with the headcount reductions described below, price increases implemented during both the current and prior years, and the decrease in co-pack non-branded sales, which typically carry a lower gross margin. In addition, the Company has also benefited from reduced warehousing costs as a result of management initiatives to reduce inventory levels. These improvements more than offset an increase in production costs due to lower volumes in the Company's facilities as a result of both management's efforts to reduce inventory levels and lower than anticipated crop intake from unfavorable weather conditions. These higher production costs are anticipated to negatively impact the Company's results through the first quarter of fiscal 2004.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES: Selling, administrative and general expenses in the 2003 period have increased $4.9 million to $35.7 million, as compared to $30.8 million in the 2002 period. This increase is primarily the result of marketing efforts associated with the launch of the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls which more than offset the savings from the headcount reductions described below.

OPERATING INCOME: Operating income from continuing operations (excluding the restructuring charge described below) for the 2003 period was $37.2 million, a decrease of $4.7 million, or 11.2 percent, as compared to $41.9 million in the prior year period. This decrease is attributable to the factors discussed above. The decrease in operating income within vegetables and canned meals was $6.9 million and $0.7 million, respectively. Increases in operating income within fruits, snacks, and other were $2.6 million, $0.1 million, and $0.2 million, respectively. Significant variances are highlighted below in the "Segment Review."

RESTRUCTURING:  On October  12,  2001,  the Company  announced  a  reduction  of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily consisting of employee termination benefits. This amount has been liquidated as of December 28, 2002.

INCOME FROM JOINT VENTURE: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Income from the joint venture for the 2003 period increased $0.1 million to $1.1 million, as compared to $1.0 million in the 2002 period.

INTEREST EXPENSE: Interest expense for the 2003 period was $12.3 million compared to $16.2 million in the 2002 period. The reduction in interest expense is due to lower debt levels resulting from the August 19, 2002 Transaction as well as reduced interest rates. These reductions were offset by the amortization of fees paid in connection with the new Senior Credit Facility and interest expense related to the Termination Agreement with Pro-Fac.

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

TAX PROVISION: Provision for income taxes in the 2003 period was $9.9 million compared to a tax provision of $5.6 million in the 2002 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

NET INCOME: Net income for the 2003 period was $13.6 million compared to net income of $6.3 million in the 2002 period due to the factors noted above.

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

VEGETABLES: Vegetable net sales for the fiscal 2003 period were $199.8 million, a decrease of $10.9 million, or 5.2 percent, as compared to $210.7 million in the 2002 period. This decrease primarily was the result of the expiration of two co-pack contracts that contributed $6.4 million of net sales in the prior year period as well as the Company's decision not to pursue certain food service contracts in the current year due to competitive pricing pressures. In addition, branded net sales were reduced by $1.8 million. While branded net sales were positively impacted by improvements in the core Birds Eye product lines and the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls, such amounts were offset by declines in Birds Eye Voila! as a result of a continued decline in the home replacement skillet meal category. Management has initiated actions to address this decline in sales and expects improvement going forward.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data are limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.8 percent for the 12-week period ending January 5, 2003. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 12-week period ending January 5, 2003 was 32.3 percent compared to 32.5 percent for the 12-weeks ending January 6, 2002. The home replacement skillet meal category for the 12-week period ending January 5, 2003 declined 14 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending January 5, 2003 was 21.2 percent compared to 25.6 percent for the 12-week period ending January 6, 2002.

EBITDA for the vegetable  segment in the 2003 period decreased $6.8 million,  or
20.6 percent, to $26.2 million, as compared to $33.0 million in the prior year period. The decrease in EBITDA is primarily a result of marketing and launch costs associated with the introduction of Birds Eye Hearty Spoonfuls. In addition, the Company has seen an increase in its production costs due to lower volumes in its production facilities as a result of management's efforts to reduce inventory levels and lower than anticipated crop intake from unfavorable weather conditions. These higher production costs are anticipated to negatively impact the Company's results through the first quarter of fiscal 2004.

FRUIT: Fruit net sales for the 2003 period were $35.4 million, a decrease of $3.8 million or 9.7 percent, as compared to $39.2 million in the 2002 period. This decrease is primarily impacted by the reduced cherry crop harvested during the calendar 2002 growing season which was drastically affected by weather.

EBITDA for the fruit segment in the 2003 period increased $2.4 million, or 23.3 percent, to $12.7 million, as compared to $10.3 million in the prior year period. The increase in EBITDA is largely the result of recent price increases taken on cherry items.

SNACKS: Net sales for the snack segment of $19.4 million and EBITDA of $3.0 million in the fiscal 2003 period were consistent compared to the fiscal 2002 period. The results of Tim's Cascade Style Potato Chips were positively impacted by an expansion into new markets. However, this improvement was offset by declines at Snyder of Berlin due to a decline in the snack category in the regional markets in which these products compete.

CANNED MEALS: Net sales for the canned meals segment were $12.4 million, an increase of $0.5 million, or 4.2 percent, as compared to $11.9 million in the 2002 period. EBITDA for the canned meals segment in the 2003 period declined $0.7 million, to $1.6 million, as compared to $2.3 million in the prior year period. The decline in EBITDA is largely the result of increased promotional spending.

OTHER: Net sales for the other segment, which is comprised primarily of salad dressings, were $7.4 million, a decrease of $1.5 million, or 16.9 percent, as compared to $8.9 million in the 2002 period. The decrease in net sales is primarily attributable to the loss of a food service customer. The loss of this customer is not anticipated to have a significant impact on the Company's profitability as evidenced by the modest increase in EBITDA for the quarter. EBITDA for the other segment for the 2003 period increased $0.1 million, or 11.1 percent, to $1.0 million, as compared to $0.9 million in the prior period.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2002 TO FIRST SIX MONTHS FISCAL 2003

NET SALES: Net sales from continuing operations for the 2003 period were $482.5 million, a decrease of $51.3 million, or 9.6 percent, as compared to net sales of $533.8 million in the 2002 period. This decrease is primarily due to a decline in vegetable net sales of $44.5 million resulting from the expiration of two co-pack contracts and a decline in non-branded vegetable sales. See "Segment Review" below for further detail.

GROSS PROFIT: Gross profit in the 2003 period increased $1.3 million to $119.7 million, as compared to $118.4 million in the 2002 period. The Company's gross profit margin increased to 24.8 percent from 22.2 percent in the prior year period. The increase in gross margin is primarily the result of price increases implemented during both the current and prior years and the decrease in co-pack non-branded sales, which typically carry a lower gross margin. The Company also benefited from reduced warehousing costs as a result of management initiatives to reduce the Company's inventory levels. Gross margin was also improved as lower production costs realized from the Company's headcount reduction initiated in the second quarter of fiscal 2002 more than offset an increase in production costs due to lower volumes in the Company's facilities as a result of both management's efforts to reduce inventory levels and lower than anticipated crop intake from unfavorable weather conditions.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES: Selling, administrative and general expenses in the 2003 period have increased $3.2 million to $66.6 million, as compared to $63.4 million in the 2002 period. This increase is primarily the result of marketing costs associated with the launch of the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls. These increases were partially offset by savings associated with the headcount reduction described below and selling and other general administrative reductions.

OPERATING INCOME: Operating income from continuing operations (excluding the gain from pension curtailment and restructuring charges described below) for the 2003 period was $54.8 million, a decrease of $1.4 million, or 2.5 percent, as compared to $56.2 million in the prior year period. This decrease is attributable to the factors discussed above. The decrease in operating income within vegetables and canned meals were $5.3 million and $1.6 million, respectively. Increases in operating income within fruits, snacks, and other were $4.9 million, $0.4 million, and $0.2 million respectively. Significant variances are highlighted below in the "Segment Review."

RESTRUCTURING: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that sale agreement, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products at its Tacoma, Washington, facility for a period of two years (through June 2002). Once it became evident that Dean Pickle and Specialty Product Company would not be extending this contract packing arrangement beyond its initial two year term, the Company announced restructuring plans in the first quarter of fiscal 2002 and took a related charge to convert the Tacoma facility to alternate uses. The restructuring charge was $1.1 million and was primarily comprised of employee termination benefits. This amount has been liquidated as of December 28, 2002.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily consisting of employee termination benefits. This amount has been liquidated as of December 28, 2002.

GAIN FROM PENSION CURTAILMENT: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain in the fiscal 2002 period.

INCOME FROM JOINT VENTURE: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Income from the joint venture for the 2003 period increased $0.5 million to $1.7 million, as compared to $1.2 million in the 2002 period. This improvement is primarily the result of pricing initiatives implemented during the fiscal fourth quarter of 2002.

INTEREST EXPENSE: Interest expense for the 2003 period was $26.4 million compared to $35.0 million in the 2002 period. The reduction in interest expense is due to lower debt levels resulting from the August 19, 2002 Transaction and a decrease in interest rates. These reductions were offset by the amortization of fees paid in connection with the new Senior Credit Facility and interest expense related to the Termination Agreement with Pro-Fac.

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

TAX PROVISION: Provision for income taxes in the 2003 period was $11.4 million compared to a tax provision of $5.3 million in the 2002 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

NET INCOME: Net income for the 2003 period was $15.1 million compared to income of $5.1 million in the 2002 period due to the factors noted above.

                                 SEGMENT REVIEW

VEGETABLES: Vegetable net sales for the fiscal 2003 period were $342.7 million, a decrease of $44.5 million, or 11.5 percent, as compared to $387.2 million in the 2002 period. Net sales of the Company's non-branded vegetables decreased $29.7 million. This decrease primarily was the result of the expiration of two co-pack contracts that contributed $24.4 million of net sales in the prior year period as well as the Company's decision not to pursue certain food service contracts in the current year as a result of competitive pricing. Branded net sales were reduced by $14.8 million for the six-month period ending December 28, 2002 as compared to the prior year. The Company's Birds Eye

Voila! skillet meal product offering accounted for approximately $9.0 million of the decline as a result of a decline in the home replacement category and the impact of competitive marketing efforts. In addition, declines in the Company's regional branded product lines were experienced due to various competitive pressures.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data are limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 4.0 percent for the 26-week period ending January 5, 2003. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 26-week period ending January 5, 2003 was 31.7 percent compared to 32.4 percent for the 26-weeks ending January 6, 2002. The home replacement skillet meal category for the 26-week period ending January 5, 2003 declined 16 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 26-week period ending January 5, 2003 was 23.3 percent compared to 27.4 percent for the 26-week period ending January 6, 2002.

EBITDA for the vegetable  segment in the 2003 period decreased $4.8 million,  or
11.0 percent, to $38.7 million, as compared to $43.5 million in the prior year period. The decrease in EBITDA is primarily a result of marketing expenses associated with the launch of Birds Eye Hearty Spoonfuls.

FRUIT: Fruit net sales for the 2003 period were $61.2 million, a decrease of $2.9 million or 4.5 percent, as compared to $64.1 million in the 2002 period. This decrease primarily is associated with the shortfall in the cherry crop harvested during the calendar 2002 growing season which was drastically affected by weather.

EBITDA for the fruit segment in the 2003 period increased $4.5 million, or 29.2 percent, to $19.9 million, as compared to $15.4 million in the prior year period. The increase in EBITDA is largely the result of price increases taken on cherry items.

SNACKS: Net sales for the snack segment were $39.5 million, a slight decrease of $0.2 million, or 0.5 percent, as compared to $39.7 million in the 2002 period. EBITDA for the snack segment in the 2003 period increased $0.1 million, or 1.6 percent, to $6.4 million, as compared to $6.3 million in the prior year period. The results of Tim's Cascade Style Potato Chips were positively impacted by an expansion into new markets. However, this improvement was affected by declines at Snyder of Berlin due to a decline in the snack category in the regional markets in which these products compete.

CANNED MEALS: Net sales for the canned meals segment were $23.2 million, a decrease of $1.1 million, or 4.5 percent, as compared to $24.3 million in the 2002 period. EBITDA for the canned meals segment in the 2003 period declined $1.5 million, or 34.9 percent, to $2.8 million, as compared to $4.3 million in the prior year period. The decline in EBITDA is largely the result of increased promotional spending.

OTHER: Net sales for the other segment, which is comprised primarily of salad dressings, were $15.9 million, a decrease of $2.6 million, or 14.1 percent, as compared to $18.5 million in the 2002 period. The decrease in net sales is primarily attributable to the loss of a food service customer. The loss of this customer is not anticipated to have a significant impact on the Company's profitability as evidenced by the modest increase in EBITDA.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the six months ended December 28, 2002 compared to the six months ended December 29, 2001.

For  the  six months  ended December 28, 2002  net  cash  provided  by operating activities was $21.2 million as compared to net cash used in operating activities of $103.3 million for the six months ended December 29, 2001. This represents an increase of $124.5 million, largely the result of a decline in cash used to fund working capital needs. Net inventories and prepaid manufacturing expense increased $12.6 million in the current period as compared with an increase of $56.1 million during the same period last year. This significant reduction is a result of management initiatives to reduce the Company's inventory levels and the effects of a reduced crop in certain commodities during the fall of 2002. Management believes these crop shortages will not have a negative effect on the Company's ability to serve its customers. Accounts payable and other accrued expenses decreased by $6.7 million in the current period as compared with a $72.8 million decline during the same period last year. Approximately $21.6 million of the prior year decline in accounts payable and accrued liabilities related to the payment of the remaining balance on a one-time inventory purchase from AgriFrozen Foods, Inc., a former subsidiary of Pro-Fac. In addition, the decrease in the use of cash results from the timing of the liquidation of outstanding balances. Management will continue to focus its efforts on reducing the Company's working capital needs.

Net cash used in investing activities for the 2003 period decreased $2.4 million to $6.1 million, as compared to $8.5 million in the prior year period. The decrease was largely the result of a net reduction in working capital advances to the Company's joint venture. Capital expenditures were $8.0 million for the 2003 period compared to $7.4 million in the prior year period. The purchase of property, plant, and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash provided by financing activities for the 2003 period was $8.1 million compared to $110.1 million in the 2002 period, representing a $102.0 million decline. Much of this decline is due to reduced borrowing needs driven by a $126.9 million reduction in cash used in operating and investing activities during the first six months of fiscal 2003 as compared with the same period last year. The Company also completed the Transaction with Pro-Fac Cooperative, Inc. and Vestar/Agrilink Holdings LLC on August 19, 2002, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements" included herein.

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

As of December 28, 2002, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $22.0 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $178.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the Senior Credit Agreement, and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of December 28, 2002, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.75 percent for loans under the Revolving Credit Facility, and
(ii) 2.00 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.75 percent for loans under the Revolving Credit Facility and (ii) 3.00 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.50 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio. Based on the Company's Consolidated Leverage Ratio as of December 28, 2002, management anticipates that interest rates will be adjusted. The applicable interest rates will be lowered as of February 16, 2003 in the case of base rate loans to the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans to LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility, and (ii) 2.75 percent for loans under the Term Loan Facility. Additionally, the unused commitment fee will be lowered to 0.375 percent of the daily average unused commitment under the Revolving Credit Facility.

Commencing December 31, 2002, the Term Loan Facility will require payments in equal quarterly installments in the amount of $675,000 until its final maturity in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Commitment at an applicable percentage that corresponds to the Company's leverage ratio.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of December 28, 2002, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9, "Subsidiary Guarantors" to the "Notes to Consolidated Financial Statements" included herein.

CONTRACTUAL OBLIGATIONS: The following is a schedule of Agrilink Foods' future obligations under contracts as of December 28, 2002.

(DOLLARS IN MILLIONS)

                                                                    Payments Due Within
                                             ----------------------------------------------------------------
                                                                                              Over 5
Contractual Obligations                      1 Year   2 Years   3 Years   4 Years   5 Years    Years    Total
-----------------------                      ------   -------   -------   -------   -------   ------   ------
Term Loan Facility                            $ 2.7    $ 2.7     $ 2.7     $ 2.7      $2.7    $256.5   $270.0
Senior Subordinated Notes - 11 7/8 Percent      0.0      0.0       0.0       0.0       0.0     200.0    200.0
Subordinated Promissory Note                    0.0      0.0       0.0       0.0       0.0      36.6     36.6
Obligations under capital leases                1.1      0.8       0.8       0.9       0.0       0.0      3.6
Operating leases                                5.8      5.2       4.0       2.8       1.9       4.0     23.7
Termination Agreement                          10.0     10.0      10.0      10.0       4.0       0.0     44.0
Other                                           4.1      0.0       0.0       0.0       0.0       0.0      4.1
                                              -----    -----     -----     -----      ----    ------   ------
                                              $23.7    $18.7     $17.5     $16.4      $8.6    $497.1   $582.0
                                              =====    =====     =====     =====      ====    ======   ======

The Company's Term Loan Facility is guaranteed by Holdings Inc. and certain subsidiaries. The Company's Senior Subordinated Notes are guaranteed by Pro-Fac and certain subsidiaries. Agrilink Foods' Subordinated Promissory Note is guaranteed by Pro-Fac.

The Senior Credit Facility includes the Revolving Credit Facility of $200.0 million which has a maturity of five years. Up to $40.0 million of the Revolving Credit Facility is available in the forms of letters of credit.

Agrilink Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Agrilink Foods issued a guarantee of the loan in an original amount of approximately $2.3 million plus interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Agrilink Foods would be required to pay the remainder of the loan for the City of Montezuma. As of December 28, 2002, the outstanding loan amount was $1.7 million.

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

The following are considered our more critical estimates and assumptions used in
the  preparation  of  the  consolidated   financial  statements,   although  not
inclusive.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 28, 2002, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from January 2003 to April 2003. At December 28, 2002, approximately $0.3 million after-tax loss is recorded in accumulated other comprehensive income in shareholder's equity for this swap. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the second quarter and first six months of fiscal 2003, approximately $0.1 million and $0.1 million, respectively, was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                Foreign Currency
                                               Forward Outstanding
                                            ------------------------
Contract amounts                            66 million Mexican pesos
Weighted average settlement exchange rate            9.865%

COMMODITY PRICES: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At December 28, 2002, the Company had an open swap hedging approximately 65 percent of its annual corrugated requirements. The fair value, as of December 28, 2002, of the agreement is an after-tax gain of approximately $0.2 million recorded in other comprehensive income. During the second quarter and first six months of fiscal 2003 quarter, the fair value of the hedge was reduced by approximately $0.2 and $0.5 million, respectively, (after tax) due to a decline in the floating rate/short ton for unbleached kraftliner. The termination date for the agreement is June 2003.

                                                         Swap
                                                Corrugated Outstanding
                                                (Unbleached Kraftliner)
                                            ------------------------------
Notional amount                                   12,000 short tons
Average paid rate                                   $400/short ton
Average receive rate                        Floating rate/short ton - $435
Maturities through                                    June 2003

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's annual polyethylene requirements. The fair value, as of December 28, 2002, of the agreement is approximately zero. During the second quarter and first six months of fiscal 2003, the fair value of the hedge was increased by approximately $0.1 million and $0.1 million, respectively, (after tax) recorded in accumulated other comprehensive income due to an increase in the floating rate/pound for polyethylene. The termination date for the agreement is June 2003.

                                                       Swap
                                             Polyethylene Outstanding
                                            -------------------------
Notional amount                                  2,916,664 pounds
Average paid rate                                  $.355/pound
Average receive rate                        Floating rate $.376/pound
Maturities through                                  June 2003

INTEREST RATES: The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. In September 2001, the Company entered into an interest rate cap agreement with a major financial institution which expires in October 2003. The Company designates this interest rate cap as a cash flow hedge.

The Company paid a one-time fee for the cap of approximately $0.6 million. Due to current borrowing rates available, the fair value of the interest rate cap was adjusted to zero as of September 28, 2002.

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

The  cherry  crop  resulting  from  the  fiscal  2002  growing  season  has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an estimated 66 percent reduction in the cherry crop compared to historic harvest tonnage. As a result, raw and frozen cherry costs have significantly increased. To offset the cherry cost increase, management implemented a price increase on cherry items effective June 2002.

For the 2002 crop season, dry weather conditions in the Company's New York and Midwest growing regions have reduced crop intake. While the reduction in crop intake has negatively impacted the efficiency of various production operations, management has initiated cost reduction steps and is actively pursuing additional cost reduction initiatives in an attempt to mitigate some crop-related production cost increases.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K Equivalent for the year ended June 29, 2002 and our Quarterly Report on Form 10-Q Equivalent for the quarter ended September 28, 2002, with material developments since those reports described in NOTE 10, "Other Matters," to the "Notes to Consolidated Financial Statements," which information is incorporated by reference in answer to this item.

ITEM 5. OTHER INFORMATION

Certain events have occurred subsequent to the quarter end reported in this Form 10-Q Equivalent. Specifically, the Company has announced a name change, restructuring activities which contemplate the closure of several facilities, and an agreement in principle with its joint venture, Great Lakes Kraut Company, LLC. For further information see NOTE 11, "Subsequent Events," to the "Notes to Consolidated Financial Statements," included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number                        Description
          --------------   -----------------------------------------------------
               10.1        Management Incentive Program, as amended and restated
                           (filed herewith).

     (b)  Reports on Form 8-K:

               On October 10, 2002, the Company filed a report on Form 8-K to report a change in its certifying accountant.

                                   SIGNATURES

The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AGRILINK FOODS, INC.


Date: February 7, 2003                     By: /s/     Earl L. Powers
                                               ---------------------------------
                                                       EARL L. POWERS
                                                 EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER and
                                                         SECRETARY
                                            (ON BEHALF OF THE REGISTRANT AND AS
                                                PRINCIPAL FINANCIAL OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER)

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


Date: February 7, 2003                              /s/ Dennis M. Mullen
                                           -------------------------------------
                                                      DENNIS M. MULLEN
                                                         Chairman,
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

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


Date: February 7, 2003                     /s/         Earl L. Powers
                                           -------------------------------------
                                                       EARL L. POWERS
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                       and Secretary
                                               (Principal Financial Officer)