Form 10-Q
period 2003-03-29
BIRDS EYE FOODS INC
filed 2003-05-13
CIK 26285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              Form 10-Q Equivalent



 (Mark One)
       [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 29, 2003

                                 OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                              BIRDS EYE FOODS, INC.
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

                              AGRILINK FOODS, INC.
                   (Former name if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES____ NO_____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                 YES____ NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 13, 2003.

                              Common Stock: 11,000


* This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11-7/8 Percent Senior Subordinated Notes Due 2008.

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                   --------------------------------
                                                           Three Months Ended         Successor    |   Predecessor     Predecessor
                                                    ------------------------------                 |
                                                      Successor   |  Predecessor   August 19, 2002-|June 30, 2002- Nine Months Ended
                                                    March 29, 2003| March 30, 2002  March 29, 2003 |August 18,2002  March 30, 2002
                                                    --------------| -------------- --------------- |-------------- -----------------
                                                                  |                                |
Net sales                                             $ 220,536   |  $  240,697     $   601,356    | $ 101,664        $ 774,471
Cost of sales                                          (172,766)  |    (185,694)       (457,412)   |   (78,116)        (601,054)
                                                      ---------   |  ----------     -----------    | ---------        ---------
Gross profit                                             47,770   |      55,003         143,944    |    23,548          173,417
Selling, administrative, and general expense            (29,092)  |     (30,907)        (80,241)   |   (15,434)         (94,315)
Restructuring                                                 0   |           0               0    |         0           (2,622)
Gain from pension curtailment                                 0   |           0               0    |         0            2,472
Income from Great Lakes Kraut Company, LLC                  391   |         627           1,770    |       277            1,825
                                                      ---------   |  ----------     -----------    |  ---------       ---------
Operating income before dividing with Pro-Fac            19,069   |      24,723          65,473    |     8,391           80,777
Interest expense                                        (12,651)  |     (15,657)        (31,336)   |    (7,747)         (50,683)
                                                      ---------   |  ----------     -----------    |  ---------        ---------
Pretax income from continuing operations and before               |                                |
  dividing with Pro-Fac                                   6,418   |       9,066          34,137    |       644           30,094
Pro-Fac share of income                                       0   |      (3,798)              0    |         0          (12,860)
                                                      ---------   |  ----------     -----------    |  --------        ---------
Pretax income from continuing operations                  6,418   |       5,268          34,137    |       644           17,234
Tax provision                                            (2,568)  |      (2,059)        (13,654)   |      (264)          (7,325)
                                                      ---------   |  ----------     -----------    |  --------        ---------
Income before discontinued operations                     3,850   |       3,209          20,483    |       380            9,909
Discontinued operations, net of a tax benefit                (1)  |        (891)         (1,572)   |      (295)          (2,515)
                                                      ---------   |  ----------     -----------    |  --------        ---------
Net income                                                3,849   |       2,318          18,911    |        85            7,394
                                                                  |                                |
Accumulated earnings/(deficit) at beginning of period    15,062   |       9,147               0    |  (126,623)           4,071
                                                      ---------   |  ----------     -----------    | ---------        ---------
Accumulated earnings/(deficit) at end of period       $  18,911   | $    11,465     $    18,911    | $(126,538)       $  11,465
                                                      =========   | ===========     ===========    | =========        =========
                                                                  |                                |
Net income                                            $   3,849   |  $    2,318     $    18,911    | $      85        $   7,394
Other comprehensive (loss)/income:                                |                                |
  Unrealized gain/(loss) on hedging activity,                     |                                |
    net of taxes                                            216   |         (16)            149    |         0        $    (390)
                                                      ---------   |  ----------     -----------    | ---------        ---------
Comprehensive income                                  $   4,065   |  $    2,302     $    19,060    | $      85        $   7,004
                                                      =========   |  ==========     ===========    | =========        =========
Accumulated other comprehensive (loss)/income                     |                                |
   at beginning of period                             $     (67)  |  $     (329)    $         0    | $    (367)       $      45
Unrealized gain/(loss) on hedging activity,                       |                                |
    net of taxes                                            216   |         (16)            149    |         0             (390)
                                                      ---------   |  ----------     -----------    | ---------        ---------
Accumulated other comprehensive income/(loss)                     |                                |
   at end of period                                   $     149   |  $     (345)    $       149    | $    (367)       $    (345)
                                                      =========   |  ==========     ===========    | =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)
                                                                                        Successor   |   Predecessor
                                                                                        March 29,   |     June 29,
                                                                                          2003      |       2002
                                                                                      ------------  |   -----------
                                                                                                    |
                                     ASSETS                                                         |
                                                                                                    |
Current assets:                                                                                     |
   Cash and cash equivalents                                                          $   76,385    |    $   14,686
   Accounts receivable trade, net of allowances for doubtful accounts                     67,773    |        68,419
   Accounts receivable, other                                                              2,967    |         7,581
   Inventories, net                                                                      258,137    |       291,745
   Current net investment in CoBank                                                        3,285    |         3,347
   Prepaid manufacturing expense                                                           6,806    |        19,168
   Prepaid expenses and other current assets                                              13,251    |        18,770
   Assets held for sale                                                                    5,971    |         8,746
   Due from Pro-Fac Cooperative, Inc.                                                          0    |        11,730
   Current deferred tax asset                                                             11,372    |         2,923
                                                                                      ----------    |    ----------
         Total current assets                                                            445,947    |       447,115
Investment in CoBank                                                                       3,038    |         6,294
Investment in and advances to Great Lakes Kraut Company, LLC                                   0    |        14,586
Property, plant and equipment, net                                                       216,188    |       285,834
Goodwill                                                                                  27,944    |        56,210
Intangible assets, net                                                                   210,443    |        11,305
Other assets                                                                              30,820    |        22,160
Note receivable due from Pro-Fac Cooperative, Inc.                                           100    |         9,400
Non-current deferred tax asset                                                                 0    |         4,837
                                                                                      ----------    |    ----------
         Total assets                                                                 $  934,480    |    $  857,741
                                                                                      ==========    |    ==========
                                                                                                    |
                      LIABILITIES AND SHAREHOLDER'S EQUITY                                          |
Current liabilities:                                                                                |
   Current portion of obligations under capital leases                                $      781    |    $      821
   Current portion of long-term debt                                                       6,521    |        14,916
   Current portion of Termination  and Transitional Services Agreements with                        |
     Pro-Fac Cooperative, Inc.                                                             9,339    |             0
   Accounts payable                                                                       39,443    |        71,198
   Income taxes payable                                                                   11,358    |           879
   Accrued interest                                                                       10,928    |         6,255
   Accrued employee compensation                                                           7,442    |         8,000
   Other accrued expenses                                                                 51,694    |        40,154
   Growers payable due to Pro-Fac Cooperative, Inc.                                       11,424    |             0
                                                                                      ----------    |    ----------
         Total current liabilities                                                       148,930    |       142,223
Obligations under capital leases                                                           2,141    |         2,528
Long-term debt                                                                           474,080    |       623,057
Long-term portion of Termination and Transitional Services Agreements with                          |
     Pro-Fac Cooperative, Inc.                                                            25,299    |             0
Other non-current liabilities                                                             44,855    |        28,918
Non-current deferred tax liability                                                        18,418    |             0
                                                                                      ----------    |    ----------
         Total liabilities                                                               713,723    |       796,726
                                                                                      ----------    |    ----------
Commitments and contingencies                                                                       |
Shareholder's Equity:                                                                               |
   Common stock, par value $.01; 11,000 shares                                                      |
     authorized, issued and outstanding                                                        0    |             0
   Additional paid-in capital                                                            201,697    |       188,005
   Accumulated earnings/(deficit)                                                         18,911    |      (126,623)
   Accumulated other comprehensive income/(loss):                                                   |
     Unrealized gain on hedging activity                                                     149    |           206
     Minimum pension liability adjustment                                                      0    |          (573)
                                                                                      ----------    |    ----------
         Total shareholder's equity                                                      220,757    |        61,015
                                                                                      ----------    |    ----------
         Total liabilities and shareholder's equity                                   $  934,480    |    $  857,741
                                                                                      ==========    |    ==========


The accompanying notes are an integral part of the consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                         Nine Months Ended
                                                                  Successor      |    Predecessor           Predecessor
                                                              August 19, 2002 -  |   June 30, 2002 -     Nine Months Ended
                                                               March 29, 2003    |   August 18, 2002       March 30, 2002
                                                              ----------------   |   ---------------     -----------------
Cash Flows From Operating Activities:                                            |
   Net income                                                   $   18,911       |     $     85             $   7,394
   Adjustments to reconcile net income to net cash provided                      |
     by/(used in operating activities-                                           |
       Depreciation                                                 15,216       |        3,833                22,887
       Amortization of certain intangible assets                       718       |          144                   862
       Amortization of debt issue costs, amendment costs,                        |
         debt discounts and premiums, and interest in-kind           7,421       |        1,201                 5,098
       Equity in undistributed earnings of Great Lakes Kraut                     |
         Company, LLC                                               (1,109)      |         (277)               (1,067)
       Transitional Services Agreement with Pro-Fac                              |
         Cooperative, Inc.                                            (323)      |            0                     0
       Change in assets and liabilities:                                         |
         Accounts receivable                                         3,558       |        1,818                 3,607
         Inventories and prepaid manufacturing expense              72,256       |      (33,170)              (11,863)
         Income taxes refundable/(payable)                          10,554       |          (75)                4,148
         Accounts payable and other accrued expenses               (18,404)      |      (10,972)              (93,392)
         Due to/(from) Pro-Fac Cooperative, Inc., net              (12,733)      |        8,649                 1,747
         Other assets and liabilities, net                           2,774       |          909                   741
                                                                ----------       |     --------             ---------
Net cash provided by/(used in) operating activities                 98,839       |      (27,855)              (59,838)
                                                                ----------       |     --------             ---------
                                                                                 |
Cash Flows From Investing Activities:                                            |
   Purchase of property, plant and equipment                        (9,330)      |       (2,187)              (10,537)
   Proceeds from disposals                                             407       |            0                    52
   Repayments from/(advances to) Great Lakes Kraut Company, LLC      6,169       |       (1,512)                1,784
   Proceeds from investment in CoBank                                2,203       |        1,115                 3,998
   Proceeds from Great Lakes Kraut Company, LLC Transaction         13,900       |            0                     0
                                                                ----------       |     --------             ---------
Net cash provided by/(used in) investing activities                 13,349       |       (2,584)               (4,703)
                                                                ----------       |     --------             ---------
                                                                                 |
Cash Flows From Financing Activities:                                            |
   Proceeds from issuance of long-term debt                        270,000       |            0                     0
   Birds Eye Holdings, Inc. investment                             175,597       |            0                     0
   Adjustment of Subordinated Promissory Note                      (25,000)      |            0                     0
   Net (payments)/proceeds on prior revolving credit facility      (22,000)      |       22,000                75,400
   Payments on long-term debt                                     (401,799)      |         (292)               (9,072)
   Payments on Termination Agreement with Pro-Fac                                |
     Cooperative, Inc.                                              (8,000)      |            0                     0
   Payments on capital lease                                          (316)      |          (38)                 (111)
   Cash paid for debt issuance costs                               (24,202)      |            0                     0
   Cash paid for transaction fees                                   (6,000)      |            0                     0
   Cash paid in conjunction with debt amendment                          0       |            0                (1,694)
                                                                ----------       |     --------             ---------
Net cash provided by/(used in)  financing activities               (41,720)      |       21,670                64,523
                                                                ----------       |     --------             ---------
Net change in cash and cash equivalents                             70,468       |       (8,769)                  (18)
Cash and cash equivalents at beginning of period                     5,917       |       14,686                 7,656
                                                                ----------       |     --------             ---------
Cash and cash equivalents at end of period                      $   76,385       |     $  5,917             $   7,638
                                                                ==========       |     ========             =========
                                                                                 |
Supplemental Schedule of Non-Cash Financing Activities:                          |
   Birds Eye Holdings, Inc. investment                          $   32,100       |     $      0             $      0
                                                                ==========       |     ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The  Company:  Birds Eye  Foods,  Inc.,  formerly  Agrilink  Foods,  Inc.,  (the
"Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its affiliates indirectly acquired control of the Company. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

The term "successor" refers to Birds Eye Foods and all of its subsidiaries following the Transaction. The term "predecessor" refers to Birds Eye Foods prior to the change in control on August 19, 2002.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the period from June 30, 2002 to August 18, 2002 or the period from August 19, 2002 through March 29, 2003 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 29, 2002.

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

New  Accounting  Pronouncements:   In  August  2001,  the  Financial  Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective June 30, 2002, Birds Eye Foods adopted SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of SFAS No. 144 did not impact the Company's profitability. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements.

See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

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

The Company's allowance for doubtful accounts is approximately $1.6 million at March 29, 2003, and $0.7 million at June 29, 2002.

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into a Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

(iii) Immediately following Pro-Fac's contribution of its Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares valued at $32.1 million to Birds Eye Holdings Inc., formerly Agrilink Holdings Inc., ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods' management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership. As of March 29, 2003, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Agreement.

Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

The Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary. Once a final allocation is determined, in accordance with accounting principles generally accepted in the United States, any remaining excess of the investment over identifiable net assets acquired will be adjusted through goodwill.

Holdings Inc. has pushed down its purchase accounting to Birds Eye Foods. The preliminary excess investment made by Holdings Inc. over the preliminary estimates of the fair value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $27.9 million and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of March 29, 2003.

As of August 19, 2002, management has begun to assess and formulate a plan to exit certain portions of its business. In connection with the Transaction, management determined that initially approximately 171 employees will be terminated and has announced the benefit arrangements to those employees. These activities surround the Company's decision to exit the popcorn and applesauce businesses and complete the relocation of its marketing function to Rochester, New York. As a result, approximately $1.9 million in severance costs and other related exit costs have been accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $0.7 million has been liquidated as of March 29, 2003.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing six vegetable processing facilities and consolidating production over the next 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of the exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas and the fresh production operation at Montezuma, Georgia. Subsequent to closure, the Company intends to dispose of these properties. In connection with these closings, 257 full time production employees have been notified of termination and their benefit arrangements. Additional costs to complete the exit plan include facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to downsize six vegetable processing facilities as well as costs recorded against the liability as of March 29, 2003:

                                     Contractual           Severance
                                    Penalties and             and
                                     Other Costs         Related Costs
                                    --------------       -------------
Initial liability                     $  6.2                $  2.3
Utilization                             (0.8)                  0.0
                                      ------                ------
Balance at March 29, 2003             $  5.4                $  2.3
                                      ======                ======

Management has not yet completed the exit plan, and as a result, the outline of the exit plan is considered preliminary. Accordingly, upon completion and execution of the plan, certain assets may be sold or impaired and certain liabilities may be incurred which could result in additional adjustments to the values assigned to such items in purchase accounting. Management anticipates the final formulation of the plan will be completed within the next three months.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the periods presented.

(Dollars in Thousands)
                                            Predecessor            Predecessor          Predecessor
                                          June 30, 2002 -      Three Months Ended    Nine Months Ended
                                          August 18, 2002        March 30, 2002        March 30, 2002
                                          ----------------     ------------------    ------------------

Net Sales                                 $   101,664              $  240,697            $  774,471
Income before discontinued operations             778                   8,534                25,765
Net Income                                        483                   7,643                23,250

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, depreciation, the fair values of operating leases, income from the Transitional Services Agreement with Pro-Fac and the elimination of the historical share of income or loss that has been recorded. Included in pro forma net income for the nine months ended March 30, 2002 are items of approximately $2.6 million related to restructuring expense and a $2.5 million gain from pension curtailment. These results do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2002 fiscal year, or of the future operations of the successor company.

NOTE 3. DISCONTINUED OPERATIONS

As of August 19, 2002, the Company committed to a plan to sell the popcorn and applesauce operations previously reported in the snack and fruit segments, respectively, and completed these transactions in the third quarter of fiscal 2003. The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and their operations are, therefore, excluded from continuing operations. All prior periods have been reclassified to reflect the discontinuance of these operations.

In addition, having met the criteria outlined in SFAS No. 144, the Company reclassified certain assets relating to the popcorn and applesauce businesses to assets held for sale, and, in accordance with SFAS No. 144, the Company reclassified the prior period balances. Also, included in assets held for sale are facilities located in Alamo, Texas; Enumclaw, Washington; Sodus, Michigan; Hortonville, Wisconsin; and Alton, New York which are being actively marketed for sale within the fiscal year.

The major classes of discontinued assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

                                        Successor             Predecessor
(Dollars in Thousands)               March 29, 2003          June 29, 2002
                                     --------------          -------------

Inventories                            $     221                $  2,570
Property, plant and equipment, net         5,750                   6,176
                                       ---------                --------
   Total                               $   5,971                $  8,746
                                       =========                ========

The operating results of those businesses identified as held for sale have been classified as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                             Nine Months Ended
                                      Three Months Ended            ------------------------------------
                               --------------------------------        Successor          Predecessor        Predecessor
                                  Successor        Predecessor      August 19, 2002 -    June 30, 2002 -  Nine Months Ended
                               March 29, 2003    March 30, 2002      March 29, 2003     August 18, 2002     March 30, 2002
                               --------------    --------------     ----------------    ----------------  -----------------
Net Sales                       $ 2,716             $ 4,189             $  8,333           $ 2,063            $ 14,196
                                =======             =======             ========           =======            ========

Loss before income taxes        $    (2)            $(1,461)            $ (2,620)          $  (500)           $ (4,374)
Income tax benefit                    1                 570                1,048               205               1,859
                                -------             -------             --------           -------            --------
Discontinued operations,
  net of a tax benefit          $    (1)            $  (891)            $ (1,572)          $  (295)           $ (2,515)
                                =======             =======             ========           =======            ========

NOTE 4. GREAT LAKES KRAUT COMPANY, LLC TRANSACTION

Birds Eye Foods owned a 50 percent interest in Great Lakes Kraut Company, LLC ("GLK") and reached an agreement with Flanagan Brothers, Inc. ("Flanagan Brothers") to effect a transfer of the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers the other 50 percent owner of GLK, pursuant to certain "buy-sell" provisions of the limited liability company agreement of GLK (the "GLK Transaction"). In the GLK Transaction, a newly-formed subsidiary of Birds Eye Foods, GLK Holdings, Inc., invested $11.1 million in GLK, which was used to reduce the debt of GLK. Flanagan Brothers exchanged its interest in GLK in return for a transfer to a newly-formed subsidiary of Flanagan Brothers of all of the operating assets of GLK and the assumption of all liabilities relating to the business of GLK. At the closing, GLK repaid $5.2 million to Birds Eye Foods for certain working capital loans made to GLK by Birds Eye Foods. After the GLK Transaction, Birds Eye Foods and GLK Holdings Inc. own 100 percent of GLK which has been renamed GLK, LLC and will continue to own the subordinated promissory note of Birds Eye Foods and certain operating assets or subsidiaries of Birds Eye Foods to be transferred. The GLK Transaction closed effective March 2, 2003. As a result of the GLK Transaction, the Subordinated Promissory Note of Birds Eye Foods, the Company's investment in GLK, and all working capital advances to GLK were eliminated.

NOTE 5. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, has been terminated. In consideration of such termination, Birds Eye Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $33.9 million as of March 29, 2003.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the nine months ended March 29, 2003 and March 30, 2002 were $56.1 million and $70.1 million, respectively.

Unlike the Old Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on crops supplied by Pro-Fac, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For the three and nine months ended March 30, 2002, Pro-Fac's share of income was $3.8 million and $12.9 million, respectively.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods may provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye's needs for each particular crop, then certain shortfall payments are made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Birds Eye Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Birds Eye Foods in connection with certain change in control transactions affecting Birds Eye Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of March 29, 2003 was $0.7 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement report only to the chief executive officer (or other representatives) of Birds Eye Foods.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of March 29, 2003, there was $0.1 million outstanding under this Credit Agreement.

In addition, prior to the Transaction, certain amounts totaling $36.5 million owed by Pro-Fac to Birds Eye Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

NOTE 6.       INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                           Successor         Predecessor
                                           March 29,           June 29,
                                              2003               2002
                                           ----------        -----------

Finished goods                             $  236,836        $  264,770
Raw materials and supplies                     21,301            26,975
                                           ----------        ----------
   Total inventories                       $  258,137        $  291,745
                                           ==========        ==========

NOTE 7. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of March 29, 2003 the amounts assigned to goodwill and intangibles are preliminary as not all valuations, exit plans, and other studies, which will provide the basis for the allocation of fair value to assets and liabilities have progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. In addition, the amount assigned to goodwill has not yet been allocated to the Company's operating segments due to the preliminary nature of this information.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)
                                            Successor        Predecessor
                                            March 29,          June 29,
                                              2003               2002
                                            ---------         ----------
Amortized intangibles:
   Covenants not to compete                 $    754          $  2,478
   Other                                      10,406            12,000
     Less:  accumulated amortization            (717)           (3,173)
                                            --------          --------

   Amortized intangibles, net                 10,443            11,305
Unamortized intangibles:
   Trademarks                                200,000                 0
                                            --------          --------
     Total intangible assets, net           $210,443          $ 11,305
                                            ========          ========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the successor period for the three months ended March 29, 2003, and $0.7 million for the successor period August 19, 2002 through March 29, 2003. The aggregate amortization expense was $0.1 million for the predecessor period June 30, 2002 through August 18, 2002, and $0.3 million and $0.9 million for the predecessor three months and nine months ended March 30, 2002, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                           Aggregate
                            Annual
Fiscal                   Amortization
 Year                      Expense
------                   ------------

 2004                     $    915
 2005                          891
 2006                          891
 2007                          760
 2008                          752

NOTE 8.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                     Successor    Predecessor
                                                     March 29,      June 29,
                                                       2003           2002
                                                    -----------   ------------

Revolving Credit Facility                           $        0    $       0
Term Loan Facility                                     269,325      400,800
Senior Subordinated Notes                              207,431      200,015
Subordinated Promissory Note (net of discount)               0       32,696
Other                                                    3,845        4,462
                                                    ----------    ---------
Total debt                                             480,601      637,973
Less current portion                                    (6,521)     (14,916)
                                                    ----------    ---------
Total long-term debt                                $  474,080    $ 623,057
                                                    ==========    =========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of
(i) a $200.0 million senior secured  revolving  credit  facility (the "Revolving
Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. The Term Loan Facility has a maturity of six years.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of March 29, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio, as defined.

Commencing December 31, 2002, the Term Loan Facility requires payments in equal quarterly installments in the amount of $675,000 until its final maturity in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants which provide for a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. The Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility. The proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Birds Eye Foods' indebtedness under its senior credit facilities with Harris Trust and Savings Bank and the lenders thereunder, to consummate the Transaction, and to pay related fees and expenses incurred in the Transaction.

Senior Subordinated Notes: Birds Eye Foods has outstanding $200.0 million of 11-7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. In connection with the Transaction, the Company recorded the Notes at estimated fair value, $208.2 million. The $8.2 million premium is being amortized against interest expense over the life of the Notes.

Subordinated Promissory Note: The Subordinated Promissory Note balance at June 29, 2002 represents debt to GLK, originally a joint venture between the Company and Flanagan Brothers. Birds Eye Foods owned a 50 percent interest in GLK and reached an agreement with Flanagan Brothers to effect a transfer of the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, the other 50 percent owner of GLK, pursuant to certain "buy-sell" provisions of the limited liability company agreement of GLK. In the GLK Transaction, a newly-formed subsidiary of Birds Eye Foods, GLK Holdings, Inc., invested $11.1 million in GLK, which was used to reduce the debt of GLK. Flanagan Brothers exchanged its interest in GLK in return for a transfer to a newly formed subsidiary of Flanagan Brothers of all of the operating assets of GLK and the assumption of all liabilities relating to the business of GLK. At the closing, GLK repaid $5.2 million to Birds Eye Foods for certain working capital loans made to GLK by Birds Eye Foods. After the GLK Transaction, Birds Eye Foods and GLK Holdings Inc. own 100 percent of GLK, which has been renamed GLK, LLC and will continue to own the Subordinated Promissory Note of Birds Eye Foods and certain operating assets or subsidiaries of Birds Eye Foods to be transferred. The GLK Transaction closed effective March 2, 2003. As a result of the GLK Transaction, the Subordinated Promissory Note, the Company's investment in GLK and all working capital advances to GLK were eliminated.

NOTE 9. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                                                      Nine Months Ended
                                                    Three Months Ended         ---------------------------------
                                               -------------------------------     Successor       Predecessor       Predecessor
                                                 Successor       Predecessor   August 19, 2002-   June 30, 2002-  Nine Months Ended
                                               March 29, 2003   March 30, 2002  March 29, 2003    August 18, 2002    March 30, 2002
                                               --------------   -------------- -----------------  --------------- -----------------
Net Sales:
   Vegetables                                    $  162.2        $  180.8        $   435.5           $   69.5         $  568.1
   Fruits                                            18.3            19.5             67.3               12.2             83.6
   Snacks                                            19.0            18.5             47.8               10.6             58.1
   Canned Meals                                      13.1            12.7             31.9                4.5             37.0
   Other                                              7.9             9.2             18.9                4.9             27.6
                                                 --------        --------        ---------           --------         --------
Total continuing segments                        $  220.5        $  240.7        $   601.4           $  101.7         $  774.4
                                                 ========        ========        =========           ========         ========
Operating income:
   Vegetables                                    $   12.2        $   16.8        $    35.1           $    3.8         $   48.9
   Fruits                                             3.8             3.4             20.0                2.4             17.1
   Snacks                                             1.5             1.7              5.6                1.5              6.9
   Canned Meals                                       0.7             1.6              2.6                0.3              5.5
   Other                                              0.9             1.2              2.1                0.4              2.5
Corporate charges*                                    0.0             0.0              0.0                0.0             (2.7)
                                                 --------        --------        ---------           --------         --------
Operating income before nonrecurring items           19.1            24.7             65.4                8.4             78.2
Gain from pension curtailment                         0.0             0.0              0.0                0.0              2.5
                                                 --------        --------        ---------           --------         --------
Operating income before dividing with Pro-Fac        19.1            24.7             65.4                8.4             80.7
Interest expense                                    (12.7)          (15.7)           (31.3)              (7.8)           (50.7)
                                                 --------        --------        ---------           --------         --------
Pretax income from continuing operations
and before dividing with Pro-Fac                 $    6.4        $    9.0        $    34.1           $    0.6         $   30.0
                                                 ========        ========        =========           ========         ========

* Corporate charges represent restructuring expenses which are not allocated to individual segments. See NOTE 11 to the "Notes to Consolidated Financial Statements."

NOTE 10. GUARANTEES AND INDEMNIFICATIONS

In certain instances when Birds Eye Foods sells businesses or assets, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. The terms of the indemnifications vary in duration, from one to three years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows.

The Company enters into agreements with indemnification provisions in the ordinary course of business with its customers, suppliers, service providers and business partners. In such instances, the Company usually indemnifies, holds harmless and agrees to reimburse the indemnified party for claims, actions, liabilities, losses and expenses in connection with any Birds Eye Foods infringement of third party intellectual property or proprietary rights, or when applicable, in connection with any personal injuries or property damage resulting from any Birds Eye Foods' products sold or services provided.
Additionally, the Company may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Birds Eye Foods, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions are generally not limited. The maximum potential future payments that the Company could be required to make under these indemnification provisions are unlimited. The maximum potential future payments that the Company could be required to make under these indemnification provisions are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Company's financial position, results of operations or cash flows.

The Company has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Birds Eye Foods' request in such capacities. Furthermore, the Company is incorporated in the state of Delaware, which requires corporations to indemnify their officers and directors under certain circumstances. The term of the indemnification period is for the director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to the claims.

Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Birds Eye Foods would be required to pay the remainder of the loan for the City of Montezuma. As of March 29, 2003, the outstanding loan amount, including interest, was $2.1 million. In connection with the exit plan described in NOTE 2 to the "Notes to Consolidated Financial Statements," a liability of approximately $1.4 million has been recorded to reflect that portion associated with the fresh production operations of Montezuma, Georgia.

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, GLK Holdings, Inc., and Linden Oaks Corporation, wholly-owned subsidiaries of the Company ("Subsidiary Guarantors"), and Pro-Fac (Pro-Fac files periodic reports under the Security
Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, the Subsidiary Guarantors have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Presented below is condensed consolidating financial information for (i) Birds Eye Foods, (ii) the subsidiary guarantors, and (iii) non-guarantor subsidiaries. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flows of the Company and its Subsidiary Guarantors and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                    Successor
                                                                             Statement of Operations
                                                                        Three Months Ended March 29, 2003
                                                       ------------------------------------------------------------------------
                                                       Birds Eye    Subsidiary    Non-Guarantor     Eliminating
                                                       Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                       -----------  ----------    -------------     -----------   -------------
(Dollars in Thousands)

Net sales                                              $ 215,825    $    4,711      $  4,865         $ (4,865)      $ 220,536
Cost of sales                                           (169,570)       (3,196)       (4,536)           4,536        (172,766)
                                                       ---------    ----------      --------         --------       ---------
Gross profit/(loss)                                       46,255         1,515           329             (329)         47,770

Selling, administrative, and general expenses            (28,230)         (862)            0                0         (29,092)
Other (expense)/income                                   (11,407)       11,407           213             (213)              0
Income from former joint venture and subsidiaries            867           211             0             (687)            391
                                                       ---------    ----------      --------         --------       ---------
Operating income/(loss) before discontinued
   operations                                              7,485        12,271           542           (1,229)         19,069
Interest (expense)/income                                (15,581)        2,454           476                0         (12,651)
                                                       ---------    ----------      --------         --------       ---------
Pretax (loss)/income before discontinued operations       (8,096)       14,725         1,018           (1,229)          6,418
Tax benefit/(provision)                                    2,850        (5,293)         (125)               0          (2,568)
                                                       ---------    ----------      --------         --------       ---------
Net (loss)/income before discontinued operations          (5,246)        9,432           893           (1,229)          3,850

Discontinued operations (net of a tax benefit
    of $1)                                                    (1)            0             0                0              (1)
                                                       ---------    ----------      --------         --------       ---------
Net (loss)/income                                      $  (5,247)   $    9,432      $    893         $ (1,229)      $   3,849
                                                       =========    ==========      ========         ========       =========

                                                                                   Successor
                                                                             Statement of Operations
                                                                        August 19, 2002 - March 29, 2003
                                                       ------------------------------------------------------------------------
                                                       Birds Eye    Subsidiary    Non-Guarantor     Eliminating
                                                       Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                       -----------  ----------    -------------     -----------    ------------
(Dollars in Thousands)

Net sales                                              $ 590,521      $ 10,835     $   10,437        $ (10,437)       $  601,356
Cost of sales                                           (450,336)       (7,076)        (9,074)           9,074          (457,412)
                                                       ---------      --------     ----------        ---------        ----------
Gross profit/(loss)                                      140,185         3,759          1,363           (1,363)          143,944
Selling, administrative, and general expenses            (78,195)       (2,046)             0                0           (80,241)
Other (expense)/income                                   (31,453)       31,453            345             (345)                0
Income from former joint venture and subsidiaries          2,246           211              0             (687)            1,770
                                                       ---------      --------     ----------        ---------        ----------
Operating income/(loss) before discontinued
   operations                                             32,783        33,377          1,708           (2,395)           65,473
Interest (expense)/income                                (37,857)        6,045            476                0           (31,336)
                                                       ---------      --------     ----------        ---------        ----------
Pretax (loss)/income before discontinued operations       (5,074)       39,422          2,184           (2,395)           34,137
Tax benefit/(provision)                                      845       (14,147)          (352)               0           (13,654)
                                                       ---------      --------     ----------        ---------        ----------
Net (loss)/income before discontinued operations          (4,229)       25,275          1,832           (2,395)           20,483
Discontinued operations (net of a tax benefit
   of $1,048)                                             (1,572)            0              0                0            (1,572)
                                                       ---------      --------     ----------        ---------        ----------
Net (loss)/income                                      $  (5,801)     $ 25,275     $    1,832        $  (2,395)       $   18,911
                                                       =========      ========     ==========        =========        ==========

                                                                                   Predecessor
                                                                             Statement of Operations
                                                                        June 30, 2002 - August 18, 2002
                                                       -----------------------------------------------------------------------
                                                       Birds Eye    Subsidiary    Non-Guarantor    Eliminating
                                                       Foods, Inc.  Guarantors    Subsidiaries       Entries      Consolidated
                                                       -----------  ----------    -------------    -----------    ------------

(Dollars in Thousands)
Net sales                                               $  99,188     $ 2,476      $  1,069         $ (1,069)      $ 101,664
Cost of sales                                             (76,505)     (1,611)       (1,432)           1,432         (78,116)
                                                        ---------     -------      ---------        ---------       ---------
Gross profit/(loss)                                        22,683         865          (363)             363          23,548
Selling, administrative, and general expenses             (14,946)       (488)            0                0         (15,434)
Other (expense)/income                                     (5,507)      5,507            41              (41)              0
Income from former joint venture and subsidiaries             277           0             0                0             277
                                                        ---------     -------      --------         --------       ---------
Operating income/(loss) before
   discontinued operations                                  2,507       5,884          (322)             322           8,391
Interest (expense)/income                                  (9,069)      1,322             0                0          (7,747)
                                                        ---------     -------      --------         --------       ---------
Pretax (loss)/income before discontinued operations        (6,562)      7,206          (322)             322             644
Tax benefit/(provision)                                     2,354      (2,572)          (46)               0            (264)
                                                        ---------     -------      --------         --------       ---------
Net (loss)/income before discontinued operations           (4,208)      4,634          (368)             322             380
Discontinued operations (net of a tax benefit of $205)       (295)          0             0                0            (295)
                                                        ---------     -------      --------         --------       ---------
Net (loss)/income                                       $  (4,503)    $ 4,634      $   (368)        $   322        $      85
                                                        =========     =======      ========         ========       =========

                                                                                    Successor
                                                                                  Balance Sheet
                                                                                 March 29, 2003
                                                       ------------------------------------------------------------------------
                                                       Birds Eye    Subsidiary    Non-Guarantor     Eliminating
                                                       Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                       -----------  ----------    -------------     -----------    ------------

(Dollars in Thousands)
Assets
   Cash and cash equivalents                          $   75,422     $    246      $    717          $       0      $   76,385
   Accounts receivable, net                               67,636        2,983           121                  0          70,740
   Inventories -
     Finished goods                                      236,414          387            35                  0         236,836
     Raw materials and supplies                           20,788          421            92                  0          21,301
                                                      ----------      -------       -------          ---------      ----------
       Total inventories                                 257,202          808           127                  0         258,137

   Other current assets                                   39,934           62           689                  0          40,685
                                                      ----------      -------       -------          ---------      ----------

       Total current assets                              440,194        4,099         1,654                  0         445,947

   Property, plant and equipment, net                    208,761        3,973         3,454                  0         216,188
   Investment in subsidiaries                            347,475       11,311             0           (358,786)              0
   Goodwill and other intangible assets, net              28,449      209,938             0                  0         238,387
   Other assets                                           33,658      104,400        25,476           (129,576)         33,958
                                                      ----------     --------      --------          ---------       ---------
       Total assets                                   $1,058,537     $333,721      $ 30,584          $(488,362)      $ 934,480
                                                      ==========     ========      ========          =========       =========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                  $    6,521     $     0       $      0         $        0       $   6,521
   Current portion of Termination and Transitional
     Services Agreements with Pro-Fac
     Cooperative, Inc.                                     9,339             0            0                  0           9,339
   Accounts payable                                       38,636           612          195                  0          39,443
   Accrued interest                                       10,928             0            0                  0          10,928
   Intercompany loans                                      2,198        (2,198)           0                  0               0
   Other current liabilities                              75,789         5,752        1,158                  0          82,699
                                                      ----------     ---------      -------          ---------      ----------
       Total current liabilities                         143,411         4,166        1,353                  0         148,930
   Long-term debt                                        499,556             0            0            (25,476)        474,080
   Long-term portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.                       25,299             0            0                  0          25,299
   Other non-current liabilities                         169,514             0            0           (104,100)         65,414
                                                      ----------     ---------     -------          ---------      ----------

       Total liabilities                                 837,780         4,166        1,353           (129,576)        713,723

   Shareholder's equity                                  220,757       329,555       29,231           (358,786)        220,757
                                                      ----------     ---------      -------          ---------      ----------

       Total liabilities and shareholder's equity     $1,058,537     $ 333,721     $ 30,584         $ (488,362)      $ 934,480
                                                      ==========     =========     ========          =========       =========

                                                                                      Successor
                                                                                Statement of Cash Flows
                                                                           August 19, 2002 - March 29, 2003
                                                           ------------------------------------------------------------------------
                                                            Birds Eye   Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------     -----------    ------------

(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net (loss)/income                                       $  (5,801)   $ 25,275        $  1,832        $ (2,395)       $  18,911
   Adjustments to reconcile net (loss)/income to cash
     provided by/(used in) operating activities -
       Depreciation                                           14,777         258             181               0           15,216
       Amortization of certain intangible assets                 249         469               0               0              718
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind     7,897           0            (476)              0            7,421
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                              (323)          0               0               0             (323)
       Equity in undistributed earnings of former joint
         venture and subsidiaries                             (1,585)       (211)              0             687           (1,109)
       Change in working capital                              63,442      (5,323)         (1,822)          1,708           58,005
                                                           ---------    --------        --------        --------        ---------
Net cash provided by/(used in) operating activities           78,656      20,468            (285)              0           98,839

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (9,104)          0            (226)              0           (9,330)
   Proceeds from disposal                                        402           0               5               0              407
   Repayments from joint venture                               6,169           0               0               0            6,169
   Proceeds from investment in CoBank                          2,203           0               0               0            2,203
   Proceeds from the GLK Transaction                          13,900           0               0               0           13,900
   Investment in GLK, LLC                                          0     (11,100)              0          11,100                0
   Dividends received                                         20,280           0               0         (20,280)               0
                                                           ---------    --------        --------        --------        ---------
Net cash provided by/(used in)  investing activities          33,850     (11,100)           (221)         (9,180)          13,349

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                  270,000           0               0               0          270,000
   Birds Eye Holdings Inc. investment                        175,597           0               0               0          175,597
   Adjustment of Subordinated Promissory Note                (25,000)          0               0               0          (25,000)
   Payments on prior revolving credit facility               (22,000)          0               0               0          (22,000)
   Payments on long-term debt                               (401,799)          0               0               0         (401,799)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                (8,000)          0               0               0           (8,000)
   Payments on capital lease                                    (316)          0               0               0             (316)
   Cash paid for debt issuance costs                         (24,202)          0               0               0          (24,202)
   Cash paid for transaction fees                             (6,000)          0               0               0           (6,000)
   Dividends paid                                                  0     (20,280)              0          20,280                0
   Birds Eye Foods, Inc. investment                                0      11,100               0         (11,100)               0
                                                           ---------    --------        --------        --------        ---------
Net cash used in financing activities                        (41,720)     (9,180)              0           9,180          (41,720)

Net change in cash and cash equivalents                       70,786         188            (506)              0           70,468

Cash and cash equivalents at beginning of period               4,636          58           1,223               0            5,917
                                                           ---------    --------        --------        --------        ---------
Cash and cash equivalents at end of period                 $  75,422   $     246        $    717        $      0        $  76,385
                                                           =========   =========        ========        ========        =========

                                                                                      Predecessor
                                                                                Statement of Cash Flows
                                                                           June 30, 2002 - August 18, 2002
                                                           ------------------------------------------------------------------------
                                                            Birds Eye   Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------     -----------    ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net (loss)/income                                      $  (4,503)     $  4,634      $  (368)          $   322        $     85
   Adjustments to reconcile net (loss)/income to net
     cash (used in)/provided by operating activities -
       Depreciation                                           3,741            69            23                0           3,833
       Amortization of certain intangible assets                 50            94             0                0             144
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind    1,201             0             0                0           1,201
       Equity in undistributed earnings of Great
         Lakes Kraut Company, LLC                              (277)            0             0                0            (277)
       Change in working capital                            (37,661)        3,890         1,252             (322)        (32,841)
                                                          ---------      --------      --------          -------        --------

Net cash (used in)/provided by operating activities         (37,449)        8,687           907                0         (27,855)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (2,181)            0            (6)               0          (2,187)
   Advances to Great Lakes Kraut Company, LLC                (1,512)            0             0                0          (1,512)
   Proceeds from investment in CoBank                         1,115             0             0                0           1,115
   Dividends received                                         8,750             0             0           (8,750)              0
                                                          ---------      --------      --------          -------        --------

Net cash used in investing activities                         6,172             0            (6)          (8,750)         (2,584)


Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility           22,000             0             0                0          22,000
   Payments on long-term debt                                  (292)            0             0                0            (292)
   Payments on capital leases                                   (38)            0             0                0             (38)
   Dividends paid                                                 0        (8,750)            0            8,750               0
                                                          ---------      --------      --------          -------        --------

Net cash provided by financing activities                    21,670        (8,750)            0            8,750          21,670

Net change in cash and cash equivalents                      (9,607)          (63)          901                0          (8,769)

Cash and cash equivalents at beginning of period             14,243           121           322                0          14,686
                                                          ---------      --------      --------          -------        --------
Cash and cash equivalents at end of period                $   4,636      $     58      $  1,223          $     0        $  5,917
                                                          =========      ========      ========          =======        ========

                                                                                      Predecessor
                                                                                Statement of Operations
                                                                          Three Months Ended March 30, 2002
                                                           ------------------------------------------------------------------------
                                                            Birds Eye   Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------     -----------    ------------
(Dollars in Thousands)
Net sales                                                  $  237,320    $  3,377       $  6,834         $  (6834)       $ 240,697
Cost of sales                                                (183,164)     (2,530)        (6,475)           6,475         (185,694)
Gross profit                                                   54,156         847            359             (359)          55,003
Other (expense)/income                                        (11,081)     11,081            368             (368)               0
Selling, administrative, and general expenses                 (30,044)       (863)             0                0          (30,907)
Income from Great Lakes Kraut Company, LLC                        627           0              0                0              627
                                                           ----------    --------       --------         --------        ---------
Operating income/(loss) before dividing with Pro-Fac           13,658      11,065            727             (727)          24,723
Interest (expense)/income                                     (18,322)      2,665              0                0          (15,657)
                                                           ----------    --------       --------         --------        ---------
Pretax (loss)/income before dividing with Pro-Fac              (4,664)     13,730            727             (727)           9,066
Pro-Fac share of income                                        (3,798)          0              0                0           (3,798)
                                                           ----------    --------       --------         --------        ---------
Pretax (loss)/income before discontinued operations            (8,462)     13,730            727             (727)           5,268
Tax benefit/(provision)                                         2,988      (4,899)          (148)               0           (2,059)
                                                           ----------    --------       --------         --------        ---------
Net (loss)/income before discontinued operations               (5,474)      8,831            579             (727)           3,209
Discontinued operations (net of a tax benefit of $570)           (891)          0              0                0             (891)
                                                           ----------    --------       --------         --------        ---------
Net (loss)/income                                          $   (6,365)   $  8,831       $    579         $   (727)       $   2,318
                                                           ==========    ========       ========         ========        =========

                                                                                        Predecessor
                                                                                  Statement of Operations
                                                                             Nine Months Ended March 30, 2002
                                                           ------------------------------------------------------------------------
                                                            Birds Eye   Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------     -----------    ------------
(Dollars in Thousands)

Net sales                                                   $ 763,074   $  11,397      $  14,655         $(14,655)      $ 774,471
Cost of sales                                                (593,046)     (8,008)       (14,106)          14,106        (601,054)
                                                            ---------   ---------      ---------         --------       ---------
Gross profit                                                  170,028       3,389            549             (549)        173,417
Other (expense)/income                                        (43,193)     43,043            582             (582)           (150)
Selling, administrative, and general expenses                 (91,671)     (2,644)             0                0         (94,315)
Income from Great Lakes Kraut Company, LLC                      1,825           0              0                0           1,825
                                                            ---------   ---------      ---------         --------       ---------
Operating income/(loss) before dividing with Pro-Fac           36,989      43,788          1,131           (1,131)         80,777
Interest (expense)/income                                     (58,632)      7,949              0                0         (50,683)
                                                            ---------   ---------      ---------         --------       ---------
Pretax (loss)/income before dividing with Pro-Fac             (21,643)     51,737          1,131           (1,131)         30,094
Pro-Fac share of income                                       (12,860)          0              0                0         (12,860)
                                                            ---------   ---------      ---------         --------       ---------
Pretax (loss)/income before discontinued operations           (34,503)     51,737          1,131           (1,131)         17,234
Tax benefit/(provision)                                        11,478     (18,402)          (401)               0          (7,325)
                                                            ---------   ---------      ---------         --------       ---------
Net (loss)/income before discontinued operations              (23,025)     33,335            730           (1,131)          9,909
Discontinued operations (net of a tax benefit
   of $1,859)                                                  (2,515)          0              0                0          (2,515)
                                                            ---------   ---------      ---------         --------       ---------
Net (loss)/income                                           $ (25,540)  $  33,335      $     730         $ (1,131)      $   7,394
                                                            =========   =========      =========         ========       =========


                                                                                      Predecessor
                                                                                     Balance Sheet
                                                                                     June 29, 2002
                                                           ------------------------------------------------------------------------
                                                            Birds Eye   Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------     -----------    ------------
(Dollars in Thousands)

Assets
Current assets:

   Cash and cash equivalents                               $ 14,243      $    121       $    322         $        0      $   14,686
   Accounts receivable, net                                  73,055         2,945              0                  0          76,000
   Inventories -
     Finished goods                                         264,411           223            136                  0         264,770
     Raw materials and supplies                              26,193           623            159                  0          26,975
                                                          ---------      --------       --------         ----------      ----------
       Total inventories                                    290,604           846            295                  0         291,745

   Other current assets                                      64,585          (158)           257                  0          64,684
                                                          ---------      --------       --------         ----------      ----------
       Total current assets                                 442,487         3,754            874                  0         447,115

Property, plant and equipment, net                          278,510         3,883          3,441                  0         285,834
Investment in subsidiaries                                  163,093             0              0           (163,093)              0
Goodwill and other intangible assets, net                    12,406        55,109              0                  0          67,515
Other assets                                                 57,031       103,655              0           (103,409)         57,277
                                                           --------      --------       --------         ----------      ----------

       Total assets                                        $953,527      $166,401       $  4,315         $ (266,502)     $  857,741
                                                           ========      ========       ========         ==========      ==========

Liabilities and Shareholder's Equity
Current liabilities:
   Current portion of long-term debt                       $ 14,916      $      0       $      0         $        0      $   14,916
   Accounts payable                                          70,225           836            137                  0          71,198
   Accrued interest                                           6,255             0              0                  0           6,255
   Intercompany loans                                          (115)          275           (160)                 0               0
   Other current liabilities                                 43,319         5,712            823                  0          49,854
                                                           --------      --------       --------         ----------      ----------
       Total current liabilities                            134,600         6,823            800                  0         142,223

Long-term debt                                              623,057             0              0                  0         623,057
Other non-current liabilities                               134,855             0              0           (103,409)         31,446
                                                           --------      --------       --------         ----------      -----------

       Total liabilities                                    892,512         6,823            800           (103,409)        796,726

Shareholder's equity                                         61,015       159,578          3,515           (163,093)         61,015
                                                           --------      --------       --------         ----------      -----------

       Total liabilities and shareholder's equity          $953,527      $166,401       $  4,315         $ (266,502)     $  857,741
                                                           ========      ========       ========         ==========      ==========

                                                                                    Predecessor
                                                                                Statement of Cash Flows
                                                                           Nine Months Ended March 30, 2002
                                                           ------------------------------------------------------------------------
                                                            Agrilink    Subsidiary    Non-Guarantor     Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries        Entries      Consolidated
                                                           -----------  ----------    -------------    -----------     ------------
(Dollars in Thousands)


Cash Flows From Operating Activities:
   Net (loss)/income                                       $   (25,540)  $ 33,335        $    730        $  (1,131)     $    7,394
   Adjustments to reconcile net (loss)/income to net
     cash (used in)/provided by operating activities -
       Depreciation                                             22,261        405             221                0          22,887
       Amortization of certain intangible assets                   299        563               0                0             862
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind       5,098          0               0                0           5,098
       Equity in undistributed earnings of
         Great Lakes Kraut Company, LLC                         (1,067)         0               0                0          (1,067)
       Change in working capital                               (96,892)       404             345            1,131         (95,012)
                                                           -----------   --------        --------        ---------       ---------

Net cash (used in)/provided by operating activities            (95,841)    34,707           1,296                0         (59,838)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                  (10,521)         0             (16)               0         (10,537)
   Proceeds from disposals                                          52          0               0                0              52
   Repayments from Great Lakes Kraut Company, LLC                1,784          0               0                0           1,784
   Proceeds from investment in CoBank                            3,998          0               0                0           3,998
   Dividends received                                           33,925          0               0          (33,925)              0
                                                           -----------   --------        --------        ---------       ---------

Net cash used in investing activities                           29,238          0             (16)         (33,925)         (4,703)

Cash Flows From Financing Activities:
   Net proceeds on prior revolving credit facility              75,400          0               0                0          75,400
   Payments on long-term debt                                   (9,072)         0               0                0          (9,072)
   Payments on capital leases                                     (111)         0               0                0            (111)
   Cash paid for in conjunction with debt amendment             (1,694)         0               0                0          (1,694)
   Dividends paid                                                    0    (33,925)              0           33,925               0
                                                           -----------   --------        --------        ---------       ---------

Net cash provided by financing activities                       64,523    (33,925)              0           33,925          64,523

Net change in cash and cash equivalents                         (2,080)       782           1,280                0             (18)

Cash and cash equivalents at beginning of period                 7,624         21              11                0           7,656
                                                           -----------   --------        --------        ---------       ---------
Cash and cash equivalents at end of period                 $     5,544   $    803        $  1,291        $       0      $    7,638
                                                           ===========   ========        ========        =========      ==========

NOTE 11. OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington during the first quarter of fiscal 2002. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. This amount has been liquidated as of December 28, 2002.

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

Legal Proceedings: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit ("Blue Line Farms litigation") against the Company, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"). The complaint was subsequently amended to eliminate "Does" 1- 50 as parties. The relief sought included a demand for damages of $50.0 million. On December 23, 2002, Pro-Fac, Birds Eye Foods, and the other defendants reached an agreement in principle as to the terms of a settlement of the Blue Line Farms litigation, as well as of related claims under Oregon's grower lien statute pending in the United States Bankruptcy Court for the District of Oregon, known as the Seifer Trust litigation. The Seifer Trust litigation also named Pro-Fac and Birds Eye Foods among its named defendants. The parties in the Blue Line Farms litigation negotiated a settlement agreement which has been approved by the Multnomah County Circuit Court. Other conditions of the settlement were satisfied on or before April 14, 2003. In conjunction with the settlement of the Blue Line Farms litigation and Seifer Trust litigation, Birds Eye Foods has recorded a liability in purchase accounting for approximately $1.9 million, including legal costs, for this pre-acquisition contingency. In April 2003, payment of the settlement amounts was made in accordance with the settlement agreement.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Birds Eye Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Birds Eye Foods and Pro-Fac. On an annual basis, Birds Eye Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Birds Eye Foods agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms litigation and the Seifer Trust litigation. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

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

|X|  interest rate fluctuations; and

|X|  effectiveness of marketing and shifts in market demand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations in the third quarter and first nine months of fiscal 2003 versus such periods in fiscal 2002.

The unaudited consolidated financial statements include the results of Birds Eye Foods, Inc. ("Birds Eye Foods" or the "Company"). On August 19, 2002, a majority share of Birds Eye Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (the "Transaction" - see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings LLC and its affiliates plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the transaction date is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to March 29, 2003). These combined Company results have been compared to the comparable period in fiscal 2002.

Birds Eye Foods has four primary product lines: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, the Company's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 29, 2003 and March 30, 2002:

Net Sales
(Dollars in Millions)

                                                    Three Months Ended                               Nine Months Ended
                                        -------------------------------------------     ------------------------------------------
                                              March 29,            March 30,                March 29,               March 30,
                                                2003                 2002                     2003                    2002
                                        -------------------    --------------------     -------------------    -------------------
                                                      % of                    % of                  % of                  % of
                                             $        Total        $          Total        $         Total        $        Total
                                         ---------    -----    --------       -----    -------      -------     ------     ------
Vegetables                               $  162.2     73.6%    $  180.8        75.1%   $ 505.0        71.8%    $ 568.1      73.3%
Fruits                                       18.3      8.3         19.5         8.1       79.5        11.3        83.6      10.8
Snacks                                       19.0      8.6         18.5         7.7       58.4         8.3        58.1       7.5
Canned Meals                                 13.1      5.9         12.7         5.3       36.4         5.2        37.0       4.8
Other                                         7.9      3.6          9.2         3.8       23.8         3.4        27.6       3.6
                                         --------    -----     --------     -------    -------      ------     -------    ------
     Total                               $  220.5    100.0%    $  240.7       100.0%   $ 703.1       100.0%    $ 774.4     100.0%
                                         ========    =====     ========     =======    =======      ======     =======    ======


Operating Income
(Dollars in Millions)

                                                     Three Months Ended                               Nine Months Ended
                                        -------------------------------------------     ------------------------------------------
                                              March 29,            March 30,                March 29,               March 30,
                                                2003                 2002                     2003                    2002
                                        -------------------    --------------------     -------------------    -------------------
                                                      % of                    % of                  % of                  % of
                                             $        Total        $          Total        $         Total        $        Total
                                         ---------    -----    --------       -----    -------      -------     ------     ------

Vegetables                                $   12.2     63.9%    $  16.8        68.0%    $  38.9      52.7%    $ 48.9       60.6%
Fruits                                         3.8     19.9         3.4        13.8        22.4      30.4       17.1       21.2
Snacks                                         1.5      7.8         1.7         6.9         7.1       9.6        6.9        8.6
Canned Meals                                   0.7      3.7         1.6         6.5         2.9       3.9        5.5        6.8
Other                                          0.9      4.7         1.2         4.8         2.5       3.4        2.5        3.0
Corporate charges1                             0.0      0.0         0.0         0.0         0.0       0.0       (2.7)      (3.3)
                                          --------    -----     -------      ------     -------     ------    ------    -------
     Continuing segment operating income2     19.1    100.0        24.7       100.0        73.8      100.0      78.2       96.9
Gain from pension curtailment                  0.0      0.0         0.0         0.0         0.0        0.0       2.5        3.1
                                          --------    -----     -------      ------     -------     ------    ------    -------
Operating income before dividing
     with Pro-Fac                         $   19.1    100.0%    $  24.7      100.0%     $  73.8      100.0%   $ 80.7      100.0%
                                          ========    =====     =======      =====      =======     ======    ======    =======

1 Represents restructuring expenses which are not allocated to individual segments. See NOTE 11 to the "Notes to Consolidated Financial Statements."

2 The gain from pension curtailment is excluded from continuing segment operating income as management believes the gain is non-recurring.

EBITDA1
(Dollars in Millions)

The following table sets forth EBITDA (defined as operating income before dividing with Pro-Fac, depreciation and amortization) for the three and nine months ended March 29, 2003 and March 30, 2002, respectively. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally  by  the  Company's  investors  and  analysts  to  ensure  consistent comparability. In conjunction with the Transaction, net assets have, on a preliminary basis, been adjusted to fair value and debt was reduced. In addition, changes in the Company's operating structure no longer require it to share its profits with Pro-Fac Cooperative, Inc. Accordingly, depreciation, interest expense, and Pro-Fac share of income have decreased making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.


                                                     Three Months Ended                               Nine Months Ended
                                        -------------------------------------------     ------------------------------------------
                                              March 29,            March 30,                March 29,               March 30,
                                                2003                 2002                     2003                    2002
                                        -------------------    --------------------     -------------------    -------------------
                                                      % of                    % of                  % of                  % of
                                             $        Total        $          Total        $         Total        $        Total
                                         ---------    -----    --------       -----    -------      -------     ------     ------


Vegetables                               $   15.6     66.4%     $  22.8       71.0%     $  54.3        58.2%     $  66.3      65.8%
Fruits                                        4.0     17.0          3.9       12.2         23.9        25.6         19.3      19.1
Snacks                                        2.0      8.5          2.1        6.5          8.4         9.0          8.4       8.3
Canned Meals                                  0.8      3.4          1.9        5.9          3.6         3.9          6.2       6.2
Other                                         1.1      4.7          1.4        4.4          3.1         3.3          3.3       3.3
Corporate charges2                            0.0      0.0          0.0        0.0          0.0         0.0         (2.7)     (2.7)
                                         --------    -----      -------    -------      -------      ------      -------    ------
     Continuing segment EBITDA               23.5    100.0%        32.1      100.0%        93.3       100.0%       100.8     100.0%
                                                     =====                   =====                    =====                  =====
Reconciliation of EBITDA to
     Operating Income:
       Gain from pension curtailment          0.0                   0.0                     0.0                      2.5
        Depreciation and amortization        (4.4)                 (7.4)                  (19.5)                   (22.6)
                                         --------               -------                 -------                  -------
        Operating income before
           dividing with Pro-Fac         $   19.1               $  24.7                 $  73.8                  $  80.7
                                         ========               =======                 =======                  =======

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of operating income before dividing with Pro-Fac, depreciation and amortization.

2 Represents restructuring expenses which are not allocated to individual segments. See NOTE 11 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2002 TO THIRD QUARTER FISCAL 2003

Net Sales: Net sales from continuing operations for the fiscal 2003 period were $220.5 million, a decrease of $20.2 million, or 8.4 percent, as compared to net sales of $240.7 million in the fiscal 2002 period. This decrease is primarily due to a decline in vegetable net sales of $18.6 million, of which $5.1 million resulted from the expiration of two co-pack contracts and $4.5 million resulted from the Company's decision to rationalize certain product offerings. The Company also experienced a $4.7 million decline within its Birds Eye Voila!
product line resulting from continuing category declines and competitive pressures. See the "Segment Review" below for further detail.

Gross Profit: Gross profit in the fiscal 2003 period decreased $7.2 million to $47.8 as compared to $55.0 million for the fiscal 2002 period. The Company's gross profit margin decreased to 21.7 percent from 22.9 percent in the prior year period. The decrease in gross margin is primarily the result of an increase in production costs due to lower production volumes in the Company's facilities as a result of both management's efforts to reduce inventory levels and a lower than anticipated crop intake resulting from unfavorable weather conditions. The higher production costs were partially offset by a decrease in warehousing expense as a result of lower inventory levels. These higher production costs are anticipated to negatively impact the Company's results through the first quarter of fiscal 2004.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the 2003 period have decreased $1.8 million to $29.1 million, as compared to $30.9 million in the 2002 period. These savings were primarily associated with headcount reductions initiated in the second quarter of fiscal 2002 and reductions in various employee incentive programs. These reductions were offset by marketing expenses associated with the launch of the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls. In addition, fiscal 2002 includes a one-time expense of $1.7 million associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). This settlement resolved all disputes regarding product packed for Dean Pickle in fiscal 2002.

Continuing Segment Operating Income: Continuing segment operating income for the 2003 period was $19.1 million, a decrease of $5.6 million, or 22.7 percent, as compared to $24.7 million in the prior year period. This decrease is attributable to the factors discussed above. Decreases in operating income within vegetables, snacks, canned meals, and other were $4.6 million, $0.2 million, $0.9 million, and $0.3 million, respectively. Operating income for fruits increased $0.4 million. Significant variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from the investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture for the 2003 period decreased $0.2 million to $0.4 million, as compared to $0.6 million in the 2002 period. This decrease is a result of the GLK Transaction completed in March 2003 as described in NOTE 4 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense for the 2003 period was $12.7 million compared to $15.7 million in the 2002 period. This decline is attributable to lower debt levels resulting from the August 19, 2002 Transaction and reduced interest rates. These reductions were offset by interest expense related to the Termination Agreement with Pro-Fac and interest adjustments related to fair market valuation of the Company's debt.

Pro-Fac Share of Income: Historically, the Company's contractual relationship with Pro-Fac was defined in the marketing and facilitation agreement (the "Old Marketing and Facilitation Agreement"), which the Company and Pro-Fac entered into in November 1994. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company had losses on Pro-Fac products, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. The Amended and Restated Marketing and Facilitation Agreement, entered into on August 19, 2002, in connection with the Transaction, does not permit Birds Eye Foods to offset its losses against the price paid for Pro-Fac products or require Birds Eye Foods to share its profits on Pro-Fac products with Pro-Fac for any period subsequent to the end of Birds Eye Food's fiscal 2002 year.

Tax Provision: Provision for income taxes in the 2003 period was $2.6 million compared to a tax provision of $2.1 million in the 2002 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

Net Income: Net income for the 2003 period was $3.8 million compared to net income of $2.3 million in the 2002 period due to the factors noted above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. In conjunction with the Transaction, net assets have, on a preliminary basis, been adjusted to fair value and debt was reduced. In addition, changes in the Company's operating structure no longer require it to share its profits with Pro-Fac Cooperative, Inc. Accordingly, depreciation, interest expense, and Pro-Fac share of income have decreased making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Vegetables: Vegetable net sales for the fiscal 2003 period were $162.2 million, a decrease of $18.6 million, or 10.3 percent, as compared to $180.8 million in the 2002 period. Net sales of the Company's branded vegetables decreased $11.4 million. This decrease was primarily the result of continued category declines within the Birds Eye Voila! skillet meal category, partially offset by new Birds Eye Hearty Spoonfuls frozen soups sales. Non-branded vegetable net sales included a decline primarily as a result of the expiration of two co-pack contracts that contributed $5.1 million of net sales in the prior year period as well as the Company's decision to rationalize certain product offerings.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data are limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 8 percent for the 12-week period ending March 30, 2003. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 12-week period ending March 30, 2003 was 31.6 percent compared to 31.8 percent for the 12-weeks ending March 31, 2002. The home replacement skillet meal category for the 12-week period ending March 30, 2003 declined 4 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending March 30, 2003 was
20.1 percent compared to 25.0 percent for the 12-week period ending March 31, 2002.

EBITDA for the vegetable  segment in the 2003 period decreased $7.2 million,  or
31.6 percent, to $15.6 million, as compared to $22.8 million in the prior year period. The decrease in EBITDA is attributable to marketing and launch costs associated with the introduction of Birds Eye Hearty Spoonfuls and declines in Birds Eye Voila! mentioned above. In addition, the Company experienced increased production costs due to lower production volumes as a result of management's efforts to reduce inventory levels and a lower than anticipated crop intake resulting from unfavorable weather conditions. These higher production costs are anticipated to negatively impact the Company's results through the first quarter of fiscal 2004.

Fruit: Fruit net sales for the 2003 period were $18.3 million, a decrease of $1.2 million or 6.2 percent, as compared to $19.5 million in the 2002 period. This decrease is primarily attributable to a poor 2002 cherry crop harvest caused by unusually unfavorable weather. In addition, the loss of a private label customer contributed to the decrease in fruit sales.

EBITDA for the fruit segment in the 2003 period increased $0.1 million, or 2.6 percent, to $4.0 million, as compared to $3.9 million in the prior year period. The increase in EBITDA is largely the result of recent price increases taken on cherry items offset by the volume declines mentioned above.

Snacks: Net sales for the snack segment were $19.0 million an increase of $0.5 million, or 2.7 percent as compared to $18.5 million in the prior year period. EBITDA of $2.0 million in the fiscal 2003 period was consistent with the fiscal 2002 period. The results of Tim's Cascade Style Potato Chips were positively impacted by its expansion into new markets and new product categories. However, this improvement was offset by declines at Snyder of Berlin associated with category declines in the regional markets in which it competes.

Canned Meals: Net sales for the canned meals segment were $13.1 million, an increase of $0.4 million, or 3.1 percent, as compared to $12.7 million in the 2002 period. EBITDA for the canned meals segment in the 2003 period declined $1.1 million, to $0.8 million, as compared to $1.9 million in the prior year period. The decline in EBITDA is largely the result of increased promotional spending.

Other: Net sales for the other segment, which is comprised primarily of salad dressings, were $7.9 million, a decrease of $1.3 million, or 14.1 percent, as compared to $9.2 million in the 2002 period. The decrease in net sales is primarily attributable to the loss of a food service customer. The loss of this customer is not anticipated to have a significant impact on the Company's profitability. EBITDA for the other segment for the 2003 period decreased $0.3 million, or 21.4 percent, to $1.1 million, as compared to $1.4 million in the prior period. The decline in EBITDA is primarily due to the reduction in volume as well as higher ingredient costs.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2002 TO FIRST NINE MONTHS FISCAL 2003

Net Sales: Net sales from continuing operations for the 2003 period were $703.1 million, a decrease of $71.3 million, or 9.2 percent, as compared to net sales of $774.4 million in the 2002 period. This decrease is primarily due to a decline in vegetable net sales of $63.1 million of which $29.5 million resulted from the expiration of two co-pack contracts and $14.5 million resulted from the Company's decision to rationalize certain product offerings. The Company also experienced a $13.7 million decline within its Birds Eye Voila! product line as a result of continued category decline. See the "Segment Review" below for further detail.

Gross Profit: Gross profit in the 2003 period decreased $5.9 million to $167.5 million, as compared to $173.4 million in the 2002 period. The Company's gross profit margin increased to 23.8 percent from 22.4 percent in the prior year period. The increase in gross profit margin is primarily the result of price increases implemented in the non-branded market during both the current and prior year and the elimination of co-pack non-branded sales, which typically carry a lower gross margin. The Company also benefited from reduced warehousing costs as a result of management initiatives to reduce the Company's inventory levels. Gross profit margin was also positively impacted by the Company's headcount reduction initiated in the second quarter of fiscal 2002 which more than offset higher
production  costs  due  to  lower  production   volumes  as  a  result  of  both
management's efforts to reduce inventory levels and a lower than anticipated crop intake from unfavorable weather conditions.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the 2003 period have increased $1.4 million to $95.7 million, as compared to $94.3 million in the 2002 period. This increase is primarily the result of marketing costs associated with the launch of the Company's new frozen soup offering, Birds Eye Hearty Spoonfuls. These increases were partially offset by savings associated with the headcount reduction described below as well as a decrease in brokerage fees associated with lower volume. In addition, fiscal 2002 includes a one-time expense of $1.7 million associated with an arbitrated contract settlement with Dean Pickle. This settlement resolved all disputes regarding product packed for Dean Pickle in fiscal 2002.

Continuing Segment Operating Income: Continuing segment operating income for the 2003 period was $73.8 million, a decrease of $4.4 million, or 5.6 percent, as compared to $78.2 million in the prior year period. This decrease is attributable to the factors discussed above and the restructuring charge in fiscal 2002 described below. The decrease in operating income within vegetables and canned meals were $10.0 million and $2.6 million, respectively. Increases in operating income within fruits and snacks were $5.3 million and $0.2 million, respectively. Operating income within other was consistent with the 2002 period. Significant variances are highlighted below in the "Segment Review."

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that sale agreement, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products at its Tacoma, Washington, facility for a period of two years (through June 2002). Once it became evident that Dean Pickle and Specialty Product Company would not be extending this contract packing arrangement beyond its initial two year term, the Company announced restructuring plans in the first quarter of fiscal 2002 and took a related charge to convert the Tacoma facility for alternate uses. The restructuring charge was $1.1 million and was primarily comprised of employee termination benefits. This amount was liquidated as of December 28, 2002.

In addition, on October 12, 2001, the Company announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily consisting of employee termination benefits. This amount was liquidated as of December 28, 2002.

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

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from the investment in GLK, a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture for the 2003 period increased $0.2 million to $2.0 million, as compared to $1.8 million in the 2002 period. This improvement is primarily the result of pricing initiatives implemented during the fiscal fourth quarter of 2002. In March 2003, the Company completed a transaction with GLK. See NOTE 4 to the "Notes to Consolidated Financial Statements" for a further description.

Interest Expense: Interest expense for the 2003 period was $39.1 million compared to $50.7 million in the 2002 period. A reduction of $7.7 million is due to lower debt levels resulting from the August 19, 2002 Transaction and reduced interest rates. These reductions were offset by interest expense related to the Termination Agreement with Pro-Fac and various adjustments associated with derivative instruments entered to minimize exposure to interest rate changes.

Pro-Fac Share of Income: Historically, the Company's contractual relationship with Pro-Fac was defined in the marketing and facilitation agreement (the "Old Marketing and Facilitation Agreement"), which the Company and Pro-Fac entered into in November 1994. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company. In years in which the Company had losses on Pro-Fac products, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. The Amended and Restated Marketing and Facilitation Agreement, entered into on August 19, 2002, in connection with the

Transaction, does not permit Birds Eye Foods to offset its losses against the price paid for Pro-Fac products or require Birds Eye Foods to share its profits on Pro-Fac products with Pro-Fac for any period subsequent to the end of Birds Eye Food's fiscal 2002 year.

Tax Provision: Provision for income taxes in the 2003 period was $13.9 million compared to a tax provision of $7.3 million in the 2002 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

Net Income: Net income for the 2003 period was $19.0 million compared to income of $7.4 million in the 2002 period due to the factors noted above.

                                 Segment Review

Vegetables: Vegetable net sales for the fiscal 2003 period were $505.0 million, a decrease of $63.1 million, or 11.1 percent, as compared to $568.1 million in the 2002 period. The Company's branded vegetable net sales decreased $26.2 million. This decrease was primarily the result of continued category declines within the Birds Eye Voila! skillet meal category and declines in the Company's regional branded product lines.

Non-branded vegetable net sales decreased $36.9 million as a result of the expiration of two co-pack contracts that contributed $29.5 million of net sales in the prior year period as well as the Company's decision to rationalize certain product offerings.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data are limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 5 percent for the 39-week period ending March 30, 2003. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 39-week period ending March 30, 2003 was 16.3 percent compared to 16.7 percent for the 39-weeks ending March 31, 2002. The home replacement skillet meal category for the 39-week period ending March 30, 2003 declined 12 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 39-week period ending March 30, 2003 was 22.2 percent compared to 26.7 percent for the 39-week period ending March 31, 2002.

EBITDA for the vegetable segment in the 2003 period decreased $12.0 million,  or
18.1 percent, to $54.3 million, as compared to $66.3 million in the prior year period. The decrease in EBITDA is primarily a result of marketing expenses associated with the launch of Birds Eye Hearty Spoonfuls and declines in Birds Eye Voila! mentioned above. In addition, the Company experienced increased production costs due to lower production volumes as a result of management's efforts to reduce inventory levels and a lower than anticipated crop intake resulting from unfavorable weather conditions. These higher production costs are anticipated to negatively impact the Company's results through the first quarter of fiscal 2004. Decreases in EBITDA were partially offset by improved profitability in the food service category as a result of the Company's decision not to pursue certain food service contracts.

Fruit: Fruit net sales for the 2003 period were $79.5 million, a decrease of $4.1 million or 4.9 percent, as compared to $83.6 million in the 2002 period. This decrease is primarily attributable to a poor 2002 cherry crop harvest caused by unusually unfavorable weather. In addition, the loss of a private label customer contributed to the decrease in net sales.

EBITDA for the fruit segment in the 2003 period increased $4.6 million, or 23.8 percent, to $23.9 million, as compared to $19.3 million in the prior year period. The increase in EBITDA is largely the result of price increases taken on cherry items.

Snacks: Net sales for the snack segment were $58.4 million, an increase of $0.3 million, or 0.5 percent, as compared to $58.1 million in the 2002 period. EBITDA for the snack segment in the 2003 period was consistent with the prior year period. The results of Tim's Cascade Style Potato Chips were positively impacted primarily by an expansion into new markets and new product categories. However, this improvement was offset by declines at Snyder of Berlin associated with category declines in the regional markets in which these products compete.

Canned Meals: Net sales for the canned meals segment were $36.4 million, a decrease of $0.6 million, or 1.6 percent, as compared to $37.0 million in the 2002 period. EBITDA for the canned meals segment in the 2003 period declined $2.6 million, or 41.9 percent, to $3.6 million, as compared to $6.2 million in the prior year period. The decline in EBITDA is largely the result of increased promotional spending.

Other: Net sales for the other segment, which is comprised primarily of salad dressings, were $23.8 million, a decrease of $3.8 million, or 13.8 percent, as compared to $27.6 million in the 2002 period. The decrease in net sales is primarily attributable to the loss of a food service customer. The loss of this customer is not anticipated to have a significant impact on the Company's profitability. EBITDA decreased by $0.2 million or 6.1 percent to $3.1 million as compared to $3.3 million in the prior year period. This decline is primarily due to the reductions in salad dressing net sales discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the nine months ended March 29, 2003 compared to the nine months ended March 30, 2002.

For the nine months ended March 29, 2003, net cash provided by operating activities was $71.0 million as compared to net cash used in operating activities of $59.8 million for the nine months ended March 30, 2002. This represents an increase of $130.8 million, largely the result of a decline in cash used to fund working capital needs. Net inventories decreased $39.1 million in the current period as compared with an increase of $11.9 million during the same period last year. This significant reduction is a result of management initiatives to reduce the Company's inventory levels and the effects of a reduced crop in certain commodities during the fall of 2002. Management believes these crop shortages will not have a negative effect on the Company's ability to serve its customers. Accounts payable and other accrued expenses decreased by $29.4 million in the current period as compared with a $93.4 million decline during the same period last year. Approximately $21.6 million of the prior year decline in accounts payable and accrued liabilities related to the payment of the remaining balance on a one-time inventory purchase from AgriFrozen Foods, Inc., a former subsidiary of Pro-Fac. In addition, the decrease in the use of cash results from the timing of the liquidation of outstanding balances. Management will continue to focus its efforts on reducing the Company's working capital needs.

Net cash provided by investing activities for the 2003 period increased $15.5 million to $10.8 million, as compared to $4.7 million used in investing activities in the prior year period. This increase was largely the result of the Transaction with GLK on March 3, 2003. See NOTE 4 to the "Notes to Consolidated Financial Statements." Capital expenditures were $11.5 million for the 2003 period compared to $10.5 million in the prior year period. The purchase of property, plant, and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash used in financing activities for the 2003 period was $20.1 million compared to cash provided by financing activities of $64.5 million in the 2002 period, representing a $84.6 million decline. Much of this decline is due to reduced borrowing needs driven by a $146.3 million reduction in cash used in operating activities during the first nine months of fiscal 2003 as compared with the same period last year as described above. The Company also completed the Transaction with Pro-Fac Cooperative, Inc. and Vestar/Agrilink Holdings LLC on August 19, 2002, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements" included herein.

Senior Credit Facility: In connection with the Transaction and on August 19, 2002, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Term Loan Facility has a maturity of six years. The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit.

As of March 29, 2003, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $20.9 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $179.1 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the Senior Credit Agreement, and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of March 29, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and
(ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and varies based on the Company's Consolidated Leverage Ratio.

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

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of March 29, 2003, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements" included herein.

The Company, principal shareholders or their affiliates, may, from time to time, enter the market to purchase or sell Senior Subordinated Notes, in compliance with any applicable securities laws.

Contractual Obligations: The following is a schedule of Birds Eye Foods' future obligations under contracts as of March 29, 2003.

(Dollars in Millions)
                                                                          Payments Due Within
                                                                                                       Over 5
Contractual Obligations                      1 Year        2 Years   3 Years    4 Years    5 Years      Years        Total
-----------------------                     --------       -------    ------    -------   --------    ---------     -------

Term Loan Facility                          $   2.7       $  2.7     $  2.7     $  2.7    $  66.1     $  192.4      $ 269.3
Senior Subordinated Notes - 11-7/8 Percent      0.0          0.0        0.0        0.0        0.0        200.0        200.0
Obligations under capital leases                1.0          0.8        0.8        0.7        0.0          0.0          3.3
Operating leases                                5.4          5.0        3.8        2.7        1.9          3.6         22.4
Termination Agreement                          10.0         10.0       10.0       10.0        2.0          0.0         42.0
Other long-term debt                            3.8          0.0        0.0        0.0        0.0          0.0          3.8
                                            -------       ------     ------     ------    -------     --------      -------
                                            $  22.9       $ 18.5     $ 17.3     $ 16.1    $  70.0     $  396.0      $ 540.8
                                            =======       ======     ======     ======    =======     ========      =======

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

Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Birds Eye Foods would be required to pay the remainder of the loan for the City of Montezuma. As of March 29, 2003, the outstanding loan amount including interest was $2.1 million.

In March 2003, the Company consummated a transaction to effect the transfer of the assets and liabilities of GLK to Flanagan Brothers, Inc. As a result of this transaction, the Subordinated Promissory Note was eliminated. See NOTE 4, to the "Notes to Consolidated Financial Statements" for additional information regarding this transaction.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At March 29, 2003, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from April 2003 to June 2004. At March 29, 2003, $17,000 is recorded as accumulated other comprehensive income in shareholder's equity for this swap. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the third quarter and first nine months of fiscal 2003, $0 and $0.1 million, respectively, was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                        Foreign Currency
                                                      Forward Outstanding
                                                   -------------------------
Contract amounts                                   144 million Mexican pesos
Weighted average settlement exchange rate                    8.76%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. The swap agreement hedged approximately 65 percent of the Company's annual corrugated requirements. The fair value, as of March 29, 2003, of the agreement is an after-tax gain of approximately $0.1 million recorded in other comprehensive income. During the third quarter and first nine months of fiscal 2003, the fair value of the hedge was reduced by approximately $0.1 and $0.6 million, respectively, (after tax) due to a decline in the floating rate/short ton for unbleached kraftliner. The termination date for the agreement is June 2003.

                                                Swap
                                       Corrugated Outstanding
                                       (Unbleached Kraftliner)
                                   -------------------------------
Notional amount                           6,000 short tons
Average paid rate                          $400/short ton
Average receive rate               Floating rate/short ton - $433
                                    Maturities through June 2003

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into swap agreements designated as cash flow hedges of its forecasted polyethylene purchases through June 2004. The swaps hedge approximately 80 percent of the Company's annual polyethylene requirements. The fair value, as of March 29, 2003, of the agreements is an after-tax gain of approximately $0.1 million in other comprehensive income. During the third quarter and first nine months of fiscal 2003, the fair value of the hedge was increased by $20,000 and $0.1 million, respectively, (after tax) recorded in accumulated other comprehensive income due to an increase in the floating rate/pound for polyethylene.

                                             Swaps
                                  Polyethylene Outstanding
                                 ---------------------------
Notional amount                       6,166,666 pounds
Average paid rate                       $0.448/pound
Average receive rate             Floating rate $0.463/pound
Maturities through                         June 2004

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

The cherry crop resulting from the fiscal 2002 growing season was drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an estimated 80 percent reduction in the cherry crop compared to historic harvest tonnage. As a result, raw and frozen cherry costs have significantly increased. To offset the cherry cost increase, management implemented a price increase on cherry items effective June 2002.

For the 2002 crop season, dry weather conditions in the Company's New York and Midwest growing regions reduced crop intake. While the reduction in crop intake negatively impacted the efficiency of various production operations, management initiated cost reduction steps and is actively pursuing additional cost reduction initiatives in an attempt to mitigate some of the crop-related production cost increases.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K Equivalent for the year ended June 29, 2002 and our Quarterly Reports on Form 10-Q Equivalent for the quarters ended September 28, 2002 and December 28, 2002, with material developments since those reports described in NOTE 11, "Other Matters," to the "Notes to Consolidated Financial Statements," which information is incorporated by reference in answer to this item.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit Number                      Description
                3.1 Certificate of Amendment of the Certificate of Incorporation of Agrilink Foods, Inc.

                4.1 Second Supplemental Indenture dated March 1, 2003 amending the Indenture dated as of November 18, 1998 between Agrilink Foods, Inc. now known as Birds Eye Foods, Inc., the Guarantors named therein, and IBJ Schroder Bank & Trust Company, Inc. as Trustee.

     (b) Reports on Form 8-K:

             On January 29, 2003, the Company filed a report on Form 8-K to report a change in its name from Agrilink Foods, Inc. to Birds Eye Foods, Inc.

                                   SIGNATURES


The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    BIRDS EYE FOODS, INC.



Date:  May 13, 2003                       By:/s/   Earl L. Powers
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

                                  CERTIFICATION


I, Dennis M. Mullen, certify that:

1. I have reviewed this quarterly report on Form 10-Q Equivalent of Birds Eye Foods, Inc.;

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



Date:   May 13, 2003                         /s/ Dennis M. Mullen
        -------------                -------------------------------------
                                               DENNIS M. MULLEN
                                                   Chairman,
                                     President and Chief Executive Officer
                                         (Principal Executive Officer)

                                  CERTIFICATION


I, Earl L. Powers, certify that:

1. I have reviewed this quarterly report on Form 10-Q Equivalent of Birds Eye Foods, Inc.;

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




Date:   May 13, 2003             /s/            Earl L. Powers
        ------------             --------------------------------------------
                                                EARL L. POWERS
                                           Executive Vice President,
                                            Chief Financial Officer
                                                 and Secretary
                                         (Principal Financial Officer)