Form 10-K
period 2003-06-28
BIRDS EYE FOODS INC
filed 2003-09-26
CIK 26285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------
                              Form 10-K Equivalent
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   ----------
          (Mark One)
            [ ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 28, 2003
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES _______ NO _______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


                             YES         NO   X
                                 -------   -------


The registrant's common stock is not publicly traded.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant:

                                      NONE

           Number of common shares outstanding at September 26, 2003:

                              Common Stock: 11,000

* This Form 10-K Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

                  ---------------------------------------------
                                 1 of 80 Pages

              FORM 10-K EQUIVALENT ANNUAL REPORT - FISCAL YEAR 2003
                              BIRDS EYE FOODS, INC.
                                TABLE OF CONTENTS
                                     PART I

                                                                                                                          PAGE

                  Cautionary Statement on Forward-Looking Statements..................................................      3
ITEM 1.       Description of Business
                  General Development of Business.....................................................................      3
                  Narrative Description of Business ..................................................................      4
                  Financial Information About Industry Segments.......................................................      5
                  Packaging and Distribution..........................................................................      5
                  Trademarks..........................................................................................      6
                  Raw Material Sources................................................................................      6
                  Environmental Matters...............................................................................      6
                  Seasonality of Business.............................................................................      7
                  Practices Concerning Working Capital................................................................      7
                  Significant Customers...............................................................................      7
                  Backlog of Orders...................................................................................      7
                  Business Subject to Governmental Contracts..........................................................      8
                  Competitive Conditions..............................................................................      8
                  Market and Industry Data............................................................................      8
                  New Products and Research and Development...........................................................      8
                  Employees...........................................................................................      9
ITEM  2.      Description of Properties...............................................................................      9
ITEM  3.      Legal Proceedings.......................................................................................     10
ITEM  4.      Submission of Matters to a Vote of Security Holders.....................................................     10

                                     PART II

ITEM  5.      Market for Registrant's Common Equity and Related Security Holder Matters................................     11
ITEM  6.      Selected Financial Data..................................................................................     11
ITEM  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................     12
ITEM  7A.     Quantitative and Qualitative Disclosures About Market Risk...............................................     23
ITEM  8.      Financial Statements and Supplementary Data..............................................................     25
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     63
ITEM  9A.     Controls and Procedures..................................................................................     63

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.......................................................     64
ITEM 11.      Executive Compensation...................................................................................     67
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........     69
ITEM 13.      Certain Relationships and Related Transactions...........................................................     71

                                     PART IV

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     74
              Signatures...............................................................................................     76
              Exhibit Index............................................................................................     78

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods") or persons acting on behalf of Birds Eye Foods may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-K Equivalent and in other filings with the SEC.

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

o        the effectiveness of marketing and shifts in market demand;

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

o        the Company's ability to service debt; and

o        interest rate fluctuations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Birds Eye Foods, Inc. (formerly Agrilink Foods, Inc.) incorporated in 1961 and based in Rochester, New York, is a leading producer and marketer of branded and non-branded frozen vegetables and other food products. The terms "Company" and "Birds Eye Foods" mean "Birds Eye Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has three primary segments in which it operates, including: branded frozen products, branded dry products, and non-branded products. The majority of each of the segments' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Birds Eye Foods is the nation's leader in manufacturing and marketing of frozen vegetables. The Company markets its branded frozen vegetable products under the Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's names. In addition, Birds Eye Foods produces branded dry products, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). The Company's branded products are sold to customers such as C&S Wholesale Grocers, Inc., DiGiorgio White Rose, Food Lion, Kroger, Publix Super Markets, Inc., Roundy's, SuperValu, Wal-Mart/Sam's, and Winn-Dixie. All of the major brands under which the Company markets its products are listed below under "Trademarks."

Birds Eye Foods also produces many products for non-branded markets which include the private label, food service and industrial product lines. The Company's private label products include frozen and canned vegetables, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, and frozen breaded and battered products, which are sold to customers such as Albertson's, Aldi, Inc., Associated Wholesale Grocers, BJ's, Safeway, SuperValu, Wal-Mart/Sam's, Wegmans, Western Family, and Winn-Dixie.

The Company's food service and industrial products include canned and frozen vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned fruit and vegetables specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as ConAgra, Food Service of America, Gordon Food Service, Kraft Foods, MBM Corporation, SYSCO, and US Food Service.

The percentage of net sales from products under brand names owned and promoted by the Company amounted to approximately 64 percent in fiscal 2003, comprised of 39 percent of branded frozen net sales and 25 percent of branded dry net sales. Non-branded items contributed 36 percent of net sales in fiscal 2003.

The Change in Control (the "Transaction"): The "Transaction" closed on August 19, 2002 (the "Closing Date"), pursuant to the terms of a Unit Purchase Agreement dated June 20, 2002 (the "Unit Purchase Agreement") by and among Birds Eye Foods, Vestar/Agrilink Holdings LLC ("Vestar/Agrilink Holdings"), and Pro-Fac Cooperative, Inc. ("Pro-Fac"), which resulted in a change in control of Birds Eye Foods. As part of the Transaction, Pro-Fac contributed all of its shares of Birds Eye Foods, constituting 100 percent of the capital stock of Birds Eye Foods, to Agrilink Holdings LLC ("Holdings LLC") in consideration for Class B common units of Holdings LLC and Vestar/Agrilink Holdings, together with certain co-investors (collectively, "Vestar") contributed $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants to purchase additional Class A common units. The warrants were immediately exercised. As a result of the Transaction, Birds Eye Foods is no longer a wholly-owned subsidiary of Pro-Fac. The transactions consummated pursuant to the Unit Purchase Agreement are referred to herein collectively as the "Transaction" and "predecessor" refers to Birds Eye Foods prior to the Transaction. Prior to the Transaction, Birds Eye Foods was a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. See NOTE 2 to the "Notes to Consolidated Financial Statements" for further discussion.

                        NARRATIVE DESCRIPTION OF BUSINESS

In the fourth quarter of fiscal 2003, the Company changed its segments to conform to new internal management reporting used to monitor and manage financial performance. The Company now has three primary segments in which it operates: branded frozen, branded dry, and non-branded. Historical segment information has been reclassified to conform with this change. A description of the Company's three primary segments follows:

Branded Frozen: The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable consumer brands. The Birds Eye branded product lines include an array of traditional frozen vegetables from peas, beans, and corn to roasted potatoes and several varieties of vegetable blends. Baby vegetables and vegetables with sauce provide yet another alternative in the portfolio of Birds Eye frozen offerings. These products come in an array of sizes tailored to meet the needs of consumers of small households and large families. In addition, value added products under the Birds Eye umbrella include Birds Eye Voila! and Birds Eye Simply Grillin'. Birds Eye Voila! is a frozen all-in-one meal replacement product including vegetable blends, pasta or potatoes, and chicken, steak or shrimp. Simply Grillin' is a pre-seasoned frozen vegetable, ready-to-grill or oven-ready product. The Company also markets frozen fruit products under the Birds Eye brand. In the first quarter of fiscal 2003, the Company launched its newest value added product offering, Birds Eye Hearty Spoonfuls, a vegetable based frozen soup bowl.

The Company's portfolio of other branded frozen products includes several regional brands which command a strong market share in the geographies in which they compete. Freshlike is a leading consumer brand of frozen vegetables in the Midwest, and McKenzie's markets Southern-style vegetable products distributed primarily in the Southern United States.

In fiscal 2003, net sales within the branded frozen segment represented approximately 39 percent of the Company's total net sales.

Branded Dry: The Company's branded dry family of products includes a wide variety of product offerings. The Company markets products under brands including Comstock and Wilderness, well-known fruit fillings and toppings consumer brands. The Company also markets snack items through regional brands including Snyder of Berlin, Husman and Tim's. Snyder of Berlin competes in the Mid-Atlantic states. Husman products are marketed in the Midwest, and Tim's competes in the Pacific Northwest. In addition, the

Company competes in the salad dressing category with the Bernstein's and Nalley brands marketed in the Pacific Northwest. Adding to the variety of items are chili and chili ingredients marketed regionally under the Nalley and Brooks brands in the Pacific Northwest and the Midwest, respectively. Freshlike branded items consist of canned vegetables which are marketed regionally throughout the Midwest. The Company commands a strong market share for its branded dry products in the geographies in which they compete. Branded dry products represented approximately 25 percent of the Company's net sales in fiscal 2003.

The Company also licenses the Birds Eye Fresh trademark to several fresh vegetable partners.

Prior to March 2, 2003, the Company was a 50 percent partner with Flanagan Brothers, Inc. ("Flanagan Brothers") in Great Lakes Kraut Company, LLC ("GLK"), a producer and marketer of sauerkraut. This joint venture included the Silver Floss and Krrrrisp Kraut brands. On March 2, 2003, the Company closed a transaction pursuant to which the operating assets and liabilities of GLK were transferred to a 100 percent owned subsidiary of Flanagan Brothers. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Non-Branded: The Company's non-branded markets include its private label, food service, and industrial product lines.

Birds Eye Foods is the largest producer of private label frozen vegetables in the United States. Other private label product categories include fruit fillings and toppings, salad dressings, salsa and chili. The Company supplies this variety of products to large grocery store chains. Birds Eye Foods is the only national manufacturer of both branded and private label frozen vegetable products. Management believes that the Company's scale and depth of offerings provide a significant competitive advantage.

Also included in the non-branded segment are the food service, industrial and export product offerings. Food service products include both frozen and canned vegetables, salad dressings, fruit fillings and toppings and canned and frozen fruit. These food service products are marketed and sold to restaurant chains and food service distributors. Industrial and export products primarily include frozen vegetables and fruit which are sold to other food manufacturers for use as ingredients in their products. Non-branded products represented approximately 36 percent of the Company's net sales in fiscal 2003.

Discontinued Operations: On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant will continue to operate as a production facility.

On March 14, 2003, the Company sold its popcorn business and production facility in Ridgway, Illinois to Gilster-Mary Lee Corporation.

On June 27, 2003, the Company sold its Veg-All business to Allen Canning Company. This sale resulted in the closure of the Company's Green Bay, Wisconsin facility.

The net sales of the applesauce, popcorn and Veg-All businesses are included in discontinued operations in the Company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in three industry segments: branded frozen, branded dry, and non-branded. The financial statements for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, which are included in this report, reflect information relating to those segments for each of the Company's last three fiscal years, including revenues, income/(loss) and total assets. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding segments.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Company's activities. The Company's products are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products within the branded dry segment are primarily marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest. Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipments to customers in key marketing areas.

The Company maintains a multiyear logistic agreement with APL Logistics ("APL") under which APL provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan.

The Company also maintains a long-term logistics agreement with Americold Logistics, Inc. ("Americold") under which Americold manages the Company's Montezuma, Georgia frozen food distribution facility.

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


Segment                                                             Brand Name
-------                                                             ----------

Branded Frozen       Birds Eye, Birds Eye Voila!(1), Birds Eye Simply Grillin'(1), Birds Eye Hearty Spoonfuls(1); Freshlike,
                     McKenzie's, McKenzie's Gold King, Southern Farms, Southland, Tropic Isle

Branded Dry          Birds Eye Fresh(1), Freshlike, Comstock, Brooks, Nalley, Wilderness, Snyder of Berlin, Tim's Cascade Style
                     Potato Chips, La Restaurante, Erin's, Thank You, Husman, Flavor Destinations(1),` Mariner's Cove, Riviera,
                     Bernstein's, Pixie, Globe, Greenwood,

Non-branded          Chill-Ripe

(1) Application filed and U.S. federal registration is pending.



                              RAW MATERIAL SOURCES


Birds Eye Foods purchases raw materials for use in its manufacturing process. These purchases are made on the open market and from Pro-Fac, as the Company's preferred supplier pursuant to the Terms of the Amended and Restated Marketing and Facilitation Agreement between Birds Eye Foods and Pro-Fac. Of the commodity types supplied by Pro-Fac, approximately 65 percent were received from members of Pro-Fac during fiscal 2003. The Company also purchases on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. Birds Eye Foods expects to continue to purchase a substantial portion of its raw product needs from Pro-Fac pursuant to the Amended and Restated Marketing and Facilitation Agreement. See further discussion of Birds Eye Foods' relationship with Pro-Fac in NOTES 2 and 4 to the "Notes to Consolidated Financial Statements."

Weather conditions can impact the profitability of all of the segments of the business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation. However, the Company believes that its geographic diversification helps mitigate this risk.

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

                              ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste and air pollutants resulting from the preparation and processing of foods are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position or financial condition.

Among the various programs for the protection of the environment which have been adopted by the Company to date, the most important for the operations of the Company are the wastewater discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the Federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams, publicly-owned treatment works, and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has received permits for all facilities for which permits are required. Each year the Company submits applications for renewal permits as required for the facilities.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

The Company is cooperating with environmental authorities in remedying various minor environmental matters at several of its plants. The Company is also working with regulatory agencies to properly discontinue permits and close down wastewater treatment facilities at plants no longer in use or in the process of being shutdown. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2003, total capital expenditures of the Company were $16.3 million of which approximately $0.3 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.6 million for the 2004 fiscal year. However, there can be no assurance that expenditures will not be higher.

As part of the Transaction completed on August 19, 2002, Pro-Fac agreed to indemnify Birds Eye Foods for certain liabilities. Generally, environmental matters are subject to indemnification if the particular liability exceeds $200,000 once the aggregate of all liabilities subject to indemnification exceeds a $10.0 million indemnification "basket." In addition, however, a specific indemnification provision is in place covering the Lawton, Michigan facility of Birds Eye Foods. The Unit Purchase Agreement for the Transaction provides that Birds Eye Foods retains responsibility for up to $2.5 million of capital expenditures to address environmental compliance provided those expenditures are incurred over the three-year period commencing on August 19, 2002.

                             SEASONALITY OF BUSINESS

From a sales point of view, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months, such as certain frozen and canned vegetables and fruits, chili, and fruit fillings and toppings, and others that have higher sales volume in the warm weather months, such as potato chips and salad dressings. Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. The Company uses its revolving credit facility and cash on hand for seasonal borrowings, the amount of which fluctuates during the year. Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                              SIGNIFICANT CUSTOMERS

For the fiscal year ended June 28, 2003, Wal-Mart/Sam's accounted for 12 percent of the Company's consolidated revenue. In addition, Wal-Mart/Sam's represented 18 percent of the branded frozen segment's revenue in fiscal 2003.

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

Quality of product and uniformity of quality are important methods of competition. Birds Eye Foods' relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product that it purchases. The members of Pro-Fac generally operate relatively large production operations with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

Birds Eye Foods' pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2003, marketing programs for national brands focused primarily on Birds Eye, Birds Eye Hearty Spoonfuls, Birds Eye Voila! and Birds Eye Simply Grillin'. National advertising campaigns can include television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns include magazines, coupons, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by Birds Eye Foods compete with the nationally advertised brands of leading food processors, including Del Monte, General Mills, Frito-Lay, Kraft, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 31 employees are employed at this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

Birds Eye Foods also focuses on the development of related products or modifications of existing products for the Company's branded businesses and customized products for the Company's non-branded businesses.

The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $3.0 million, $2.5 million, and $2.6 million in fiscal 2003, 2002, and 2001, respectively.

During fiscal 2002, the Company developed Birds Eye Hearty Spoonfuls, a frozen soup product that includes large cut Birds Eye vegetables and bite size pieces of protein in a variety of flavors. Birds Eye Hearty Spoonfuls was introduced in the first quarter of fiscal 2003, in conjunction with a national advertising campaign. Also in June 2003, the Company introduced new flavor varieties of frozen sauced vegetables. These products feature unique flavor technology packaged in a microwaveable tray for convenience and serve one to two member households. In addition, the Company introduced new flavors of sauced vegetables in a family-size bag.

                                    EMPLOYEES

As of June 28, 2003, the Company had approximately 3,200 full-time employees, of whom 2,130 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 700 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Birds Eye Foods or one of its subsidiaries or leased from unaffiliated third parties. The majority of the properties owned by Birds Eye Foods are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Company also has dispersed warehouse locations to facilitate the distribution of finished products. Birds Eye Foods believes that its facilities are in good condition and suitable for the operations of the Company.

The Company's Hortonville, Wisconsin; Sodus, Michigan; Enumclaw, Washington; Red Creek, New York; Alton, New York; Uvalde, Texas; Alamo, Texas; Green Bay, Wisconsin; Bridgeville, Delaware; and fresh pack properties in Montezuma Georgia are classified as held for sale at June 28, 2003. In September 2003, the Company sold its Hortonville, Wisconsin facility.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale and certain public warehouses leased by the Company from unaffiliated third parties from time to time). Except as otherwise noted, each facility set forth below is owned by Birds Eye Foods.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property                                            Location             Square Feet            Segment
----------------                                            --------             -----------    --------------------------
Freezing plant and distribution center                      Darien, WI              348,800     Branded frozen/non-branded
Freezing plant and repackaging plant                        Celaya, Mexico          318,620     Branded frozen/non-branded
Freezing plant and warehouse                                Oakfield, NY            263,410     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Waseca, MN              258,475     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Watsonville, CA         207,600     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Fairwater, WI           178,298     Branded frozen/non-branded
Freezing plant                                              Bergen, NY              138,554     Branded frozen/non-branded
Freezing plant and warehouse                                Barker, NY              123,600     Branded frozen/non-branded
Repackaging plant and distribution center                   Fulton, NY              263,268     Branded frozen/non-branded
Repackaging plant                                           Montezuma, GA            57,370     Branded frozen/non-branded
Repackaging plant(1)                                        San Antonio, TX          20,445     Branded frozen/non-branded
Cold storage, repackaging plant and public
   storage warehouse                                        Brockport, NY           404,410     Branded frozen/non-branded
Canning plant and warehouse                                 Fennville, MI           350,000     Branded dry/non-branded
Canning plant and warehouse                                 Lawton, MI              142,000     Branded dry/non-branded
Warehouse(1)                                                Waseca, MN               91,400     Branded frozen/non-branded
Labeling plant and distribution center(1)                   Fond du Lac, WI         330,000     Branded dry/non-branded
Manufacturing plant and warehouse                           Tacoma, WA              358,218     Branded dry/non-branded
Manufacturing plant and warehouse                           Cincinnati, OH          113,576     Branded dry
Manufacturing plant, warehouse and office                   Berlin, PA              190,225     Branded dry
Manufacturing plant, warehouse, distribution center
   and office(1)                                            Algona, WA              107,000     Branded dry
Distribution center(1)                                      Coraopolis, PA           15,000     Branded dry
Distribution center(1)                                      Canal Fulton, OH         14,000     Branded dry
Distribution center(1)                                      Knoxville, TN            12,500     Branded dry
Distribution center(1)                                      Bristol, TN              11,500     Branded dry
Distribution center(1)                                      Ashland, KY              10,760     Branded dry
Distribution center(1)                                      Monessen, PA             10,000     Branded dry
Distribution center(1)                                      Altoona, PA              10,000     Branded dry


Type of Property                                            Location             Square Feet       Segment
----------------                                            --------             -----------    --------------
Distribution center(1)                                      Dayton, OH                9,200     Branded dry
Distribution center(1)                                      Elwood City, PA           8,000     Branded dry
Headquarters office (1)                                     Rochester, NY            76,372     Corporate
Office building - Green Bay                                 Green Bay, WI            40,500     Corporate
Office building - Tacoma                                    Tacoma, WA               20,682     Corporate

(1) Leased from third parties, although certain related equipment is owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in NOTE 15 "Other Matters - Legal Matters" to the "Notes to Consolidated Financial Statements" is incorporated into this ITEM 3. by reference

In addition, Birds Eye Foods is a party to various other legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that the Company might incur upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Company maintains general liability insurance coverage in amounts deemed to be adequate by management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        MATTERS

Birds Eye Foods common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands)

                              Birds Eye Foods, Inc.

                        FIVE YEAR SELECTED FINANCIAL DATA


                                                Periods Ended                           Fiscal Years Ended June
                                     -----------------------------------  --------------------------------------------------
                                        Successor     | Predecessor
                                     August 19, 2002- | June 30, 2002 -  Predecessor  Predecessor  Predecessor  Predecessor
                                      June 28, 2003   | August 18, 2002      2002        2001(a)       2000        1999(b)
                                     --------------   | ---------------   ----------   -----------  ----------  -----------
                                                      |
Consolidated Summary of                               |
 Operations:                                          |
   Net sales                            $779,049      |  $  99,216       $  964,454    $1,093,742   $1,039,692   $1,080,657
   Cost of sales                        (596,401)     |    (76,255)        (751,151)     (882,775)    (816,061)    (880,426)
                                        --------      | ----------       ----------    ----------   ----------    ---------
   Gross profit                          182,648      |     22,961          213,303       210,967      223,631      200,231
   Selling, administrative, and                       |
     general expenses                   (106,452)     |   (15,156)         (115,403)     (130,393)    (133,392)    (131,390)
   Restructuring                               0      |          0           (2,622)            0            0       (5,000)
   Gain from pension curtailment               0      |          0            2,472             0            0            0
   Gains on sales of assets                    0      |          0                0             0        6,635       64,734
   Income from Great Lakes Kraut                      |
      Company, LLC                         1,770      |        277            2,457         1,779        2,418        2,787
   Goodwill impairment charge                  0      |          0         (179,025)            0            0            0
   Early extinguishment of debt                0      |          0                0             0            0      (28,487)
                                        --------      | ----------       ----------    ----------   ----------    ---------
   Operating income/(loss) before                     |
      dividing with Pro-Fac               77,966      |      8,082          (78,818)       82,353       99,292      102,875
   Interest expense                      (40,789)     |     (7,531)         (63,001)      (76,101)     (75,429)     (62,818)
   Amortization of debt issue costs                   |
      associated with the                             |
      Bridge Facility                          0      |          0                0             0            0       (5,500)
                                        --------      | ----------       ----------    ----------   ----------    ---------
   Pretax income/(loss) from                          |
      continuing operations and                       |
      before dividing with Pro-Fac        37,177      |        551         (141,819)        6,252       23,863       34,557
   Pro-Fac share of income                     0      |          0          (16,842)         (732)     (12,328)           0
                                        --------      | ----------       ----------    ----------   ----------    ---------
   Pretax income/(loss) from                          |
      continuing operations               37,177      |        551         (158,661)        5,520       11,535       34,557
   Tax (provision)/benefit               (14,877)     |       (226)          30,806        (4,984)      (5,524)     (15,711)
                                        --------      | ----------       ----------    ----------   ----------    ---------
   Income/(loss) before                               |
      discontinued operations             22,300      |        325         (127,855)          536        6,011       18,846
   Discontinued operations,                           |
      net of tax                          (1,544)     |       (240)          (2,839)         (465)         413       (1,892)
                                        --------      | ----------       ----------    ----------   ----------    ---------
Net income/(loss)                       $ 20,756      |  $      85       $ (130,694)   $       71   $    6,424   $   16,954
                                        ========      | ==========       ==========    ==========   ==========    =========
Balance Sheet Data:

   Working capital(c)                   $316,901                         $  302,606    $  253,010   $  254,094   $  225,363
   Ratio of current assets to
      current liabilities                  3.0:1                              3.1:1         2.2:1        2.2:1        2.0:1
   Total assets                         $909,383                         $  857,741    $1,078,565   $1,098,887   $1,110,061
   Cash and cash equivalents            $153,756                         $   14,686    $    7,656   $    4,994   $    6,540
   Long-term debt and
     senior-subordinated notes
     (excludes current portion)         $459,970                         $  623,057    $  631,128   $  644,712   $  668,316

Other Statistics:
     Average number of employees:
     Regular                               3,447                              4,239         4,627        5,510        6,040
     Seasonal                                844                              1,649         2,931        2,152        2,838



(a)  Consists of 53 weeks.

(b) Includes nine months of operating results from the September 28, 1998 acquisition of the frozen and canned vegetable business of Dean Foods Vegetable Company.

(c) Working capital represents current assets (including cash) less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2001 through fiscal 2003.

The consolidated financial statements include the results of Birds Eye Foods, Inc. ("Birds Eye Foods" or the "Company"). On August 19, 2002, a majority interest in Birds Eye Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (the "Transaction" - see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings and its co-investors ("Vestar") plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the transaction date is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to June 28, 2003). These combined Company results have been compared to the corresponding period in fiscal 2002 and fiscal 2001.

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial markets. The Company's private label products include frozen and canned vegetables, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, specialties, frozen breaded and battered products, and frozen and canned fruit.

The following tables illustrate the Company's results of operations by segment for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, and the Company's total assets by segment at June 28, 2003, June 29, 2002, and June 30, 2001.

Net Sales
(Dollars in Millions)


                                                      Fiscal Years Ended
                                -------------------------------------------------------------
                                   June 28,               June 29,               June 30,
                                     2003                   2002                   2001
                                ----------------      ---------------      -------------------
                                           % of                  % of                    % of
                                  $        Total        $       Total         $          Total
                                -----      -----      -----     -----      -------       -----
Branded frozen                  340.8       38.8      368.8      38.2        404.5       37.0
Branded dry                     218.2       24.8      222.3      23.1        235.8       21.5
Non-branded                     319.3       36.4      373.4      38.7        453.4       41.5
                                -----      -----      -----     -----      -------      -----
     Total                      878.3      100.0      964.5     100.0      1,093.7      100.0
                                =====      =====      =====     =====      =======      =====

Operating Income
(Dollars in Millions)


                                                                     Fiscal Years Ended
                                              -------------------------------------------------------------------
                                                   June 28,                 June 29,               June 30,
                                                     2003                    2002                    2001
                                              -------------------    ------------------      --------------------
                                                            % of                   % of                      % of
                                                 $          Total        $         Total          $         Total
                                              -------------------    ----------  ------      ----------   --------
Branded frozen                                   54.1        62.8       75.7         77.5        71.5        86.8
Branded dry                                      43.8        50.9       40.5         41.5        33.0        40.0
Non-branded                                     (11.8)      (13.7)     (15.9)       (16.3)      (22.1)      (26.8)
Corporate charges(1)                              0.0         0.0       (2.6)        (2.7)        0.0         0.0
                                                -----       -----     ------        -----       ------      -----
   Continuing segment operating income(2)        86.1       100.0       97.7        100.0        82.4       100.0
                                                            =====                   =====                   =====
   Gain from pension curtailment                  0.0                    2.5                      0.0
   Goodwill impairment charge                     0.0                 (179.0)                     0.0
                                                -----                 -------                   -----
   Operating income/(loss) before
      dividing with Pro-Fac                      86.1                  (78.8)                    82.4
                                                =====                 ======                    =====


(1) Represents restructuring expenses which are not allocated to individual segments. See NOTE 15 to the "Notes to Consolidated Financial Statements."

(2) The gain from pension curtailment is excluded from continuing segment operating income as management believes the gain is non-recurring.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as operating income/(loss) before dividing with Pro-Fac, depreciation and amortization) for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, net assets have been adjusted to fair value and debt was reduced. In addition, changes in the Company's operating structure no longer require it to share its profits with Pro-Fac. Accordingly, depreciation, interest expense, and Pro-Fac share of income have decreased, making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)


                                                                                  Fiscal Years Ended
                                                            --------------------------------------------------------------
                                                                June 28,                 June 29,            June 30,
                                                                  2003                    2002                 2001
                                                            ------------------     ------------------     ---------------
                                                                         % of                    % of                 % of
                                                                $        Total         $        Total       $        Total
                                                            ------      ------     -------      -----     ------   ------
Branded frozen                                                63.0        55.7        84.5       66.4      84.8      70.4
Branded dry                                                   47.7        42.2        45.2       35.5      40.1      33.3
Non-branded                                                    2.4         2.1         0.1        0.1      (4.5)     (3.7)
Corporate charges(2)                                           0.0         0.0        (2.6)      (2.0)      0.0       0.0
                                                            ------      ------     -------      -----    ------    ------
   Continuing segment EBITDA                                 113.1       100.0       127.2      100.0     120.4     100.0
                                                                        ======                  =====              ======
Reconciliation of EBITDA to net income/(loss):
   Gain from pension curtailment                               0.0                     2.5                  0.0
   Goodwill impairment charge                                  0.0                  (179.0)                 0.0
   Depreciation and amortization                             (27.0)                  (29.5)               (38.0)
                                                          --------                --------              -------
Operating income/(loss) before dividing with Pro-Fac          86.1                   (78.8)                82.4
Interest expense                                             (48.3)                  (63.0)               (76.1)
Pro-Fac share of income                                        0.0                   (16.8)                (0.7)
Tax (provision)/benefit                                      (15.1)                   30.8                 (5.0)
Discontinued operations, net of tax                           (1.8)                   (2.9)                (0.5)
                                                          --------                --------              -------
Net income/(loss)                                             20.9                  (130.7)                 0.1
                                                          ========                ========              =======


(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of operating income/(loss) before dividing with Pro-Fac, depreciation, amortization and excludes discontinued operations.

(2) Represents restructuring expenses which are not allocated to individual segments. See NOTE 15 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)


                                                                              Fiscal Years Ended
                                                      --------------------------------------------------------------------
                                                            June 28,                  June 29,               June 30,
                                                              2003                     2002                    2001
                                                      --------------------    --------------------    --------------------
                                                                       % of                   % of                    % of
                                                          $           Total        $          Total         $        Total
                                                      --------       -------    -------      -------     ------     ------
Branded frozen                                           360.8          39.6      300.0        35.0        414.3      38.4
Branded dry                                              144.7          15.9      134.9        15.7        178.8      16.6
Non-branded                                              274.2          30.2      372.8        43.5        427.5      39.6
Other(1)                                                 116.2          12.8       46.1         5.4         57.9       5.4
                                                      --------       -------    -------      ------      -------    ------
     Continuing segments                                 895.9          98.5      853.8        99.6      1,078.5     100.0
Assets held for sale                                      13.5           1.5        3.9         0.4          0.1       0.0
                                                      --------       -------    -------      ------      -------    ------
     Total                                               909.4         100.0      857.7       100.0      1,078.6     100.0
                                                      ========         =====    =======      ======      =======    ======

(1) Includes corporate assets of the Company not allocated to individual segments.

                     CHANGES FROM FISCAL 2002 TO FISCAL 2003

Net Sales: Net sales were $878.3 million in fiscal 2003, a decline of $86.2 million or 8.9 percent, as compared to $964.5 million in fiscal 2002. The decrease is primarily the result of a $54.1 million decline in non-branded product sales, of which $34.8 million resulted from the expiration of two co-pack agreements, and $17.2 million resulted from the Company's decision to rationalize certain product offerings. The Company also experienced an $18.7 million decline in its Birds Eye Voila! product line, resulting from certain competitive pressures in the bag meal category. Management is currently evaluating various pricing strategies and other alternatives to enhance performance of this product line.

Gross Profit: Gross profit was $205.6 million in fiscal 2003, a decrease of $7.7 million, or 3.6 percent as compared to $213.3 million in fiscal 2002. However, the Company's gross profit margin increased to 23.4 percent from 22.1 percent in the prior year period. The increase in gross profit margin is primarily the result of price increases implemented in the non-branded market during both the current and prior year and the elimination of co-pack non-branded sales, which typically carry a lower gross margin. In addition, the branded dry segment showed enhanced profitability within the filling and topping product line. Improvements in gross profit were more than offset by lower production volumes as a result of both management's efforts to reduce inventory levels and a lower than anticipated crop intake caused by unfavorable weather conditions. Gross profit was also negatively impacted by introduction costs associated with Birds Eye Hearty Spoonfuls.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses were $121.6 million in fiscal 2003, an increase of $6.2 million, or 5.4 percent as compared to $115.4 million in fiscal 2002. The increase is primarily attributable to $9.2 million of marketing expenses associated with the launch of Birds Eye Hearty Spoonfuls in fiscal 2003. Partially offsetting the increase in marketing initiatives was a reduction in general administrative costs and a reduction in variable selling expenses, corresponding to the net sales changes outlined above.

Continuing Segment Operating Income: Continuing segment operating income was $86.1 million in fiscal 2003, a decrease of $11.6 million, or 11.9 percent, as compared to $97.7 million in fiscal 2002. This decrease is attributable to the factors discussed above. The decrease in operating income within branded frozen was $21.6 million. Increases in operating income within the branded dry and non-branded segments were $3.3 million and $4.1 million, respectively. Significant variances are highlighted below in the "Segment Review."

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits.

In addition, on October 12, 2001, the Company announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel included operational and administrative positions.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of Statement of Financial Accounting Standard ("SFAS") 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain in fiscal 2002. See NOTE 12 to the "Notes to Consolidated Financial Statements."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from the investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $2.0 million in fiscal 2003, a decline of $0.5 million, as compared to $2.5 million in fiscal 2002. This decrease is a result of the completion of the GLK Transaction in March 2003. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Goodwill Impairment Charge: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, Birds Eye Foods adopted SFAS 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting units goodwill exceeds its implied fair value.

During the quarter ended June 29, 2002, the Company identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which the Company operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Agrilink Holdings. These factors indicated an erosion in the market value of the Company since the adoption of SFAS 142.

In the fourth quarter of fiscal 2002, Birds Eye Foods recorded a pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million. Accordingly, the net-of-tax charge was approximately $137.5 million. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosure.

Interest Expense: Interest expense was $48.3 million in fiscal 2003, a decrease of $14.7 million as compared to $63.0 million in fiscal 2002. The decrease is the result of lower average bank borrowings during fiscal 2003 of approximately $197.7 million, a result of the August 19, 2002 Transaction, and the significant reduction in working capital maintained throughout fiscal 2003. In addition, general interest rate declines benefited the Company throughout fiscal 2003. Interest expense in fiscal 2003 also includes the accretion of interest associated with the five-year Termination Agreement with Pro-Fac. In conjunction with the Transaction in August 2002, the value of the Termination Agreement with Pro-Fac was recorded at its net present value. See NOTES 2 and 4 to the "Notes to Consolidated Financial Statements" for additional disclosure.

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

Tax (Provision)/Benefit: During fiscal 2003, Birds Eye Foods had a tax provision of $15.1 million compared to a $30.8 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash impairment charge recognized in the prior year. The remaining variance is attributable to the change in pretax income. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding income taxes.

Net Income: Net income for fiscal 2003 was $20.8 million compared to a net loss of $130.7 million in fiscal 2002 due to the factors outlined above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and EBITDA by segment is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, net assets have been adjusted to fair value and debt was reduced. In addition, changes in the Company's operating structure no longer require it to share its profits with Pro-Fac. Accordingly, depreciation, interest expense, and Pro-Fac share of income have decreased making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Branded Frozen: Branded frozen net sales were $340.8 million in fiscal 2003, a decline of $28.0 million or 7.6 percent as compared to net sales of $368.8 million in fiscal 2002.

This decline was primarily a result of a decline in net sales for the Company's Birds Eye Voila! product line of $18.7 million. The bag meal category has continued to experience declines, due to the expansion of alternative meal solutions, such as refrigerated and dry products. Recent trends, outlined in the Information Resources, Inc. ("IRI") data shown below, however, highlight that a stabilization is occurring. Management is currently evaluating various pricing strategies and other alternatives to enhance performance of this product line.

Net sales for the Company's nationally and regionally branded frozen vegetable products declined $9.7 million in fiscal 2003. Declines in branded frozen vegetables were impacted by both the category trends outlined below and changes in various competitive activity. To enhance the performance of this portfolio, management is expanding its range of enhanced value products. Beginning in the fourth quarter of fiscal 2003, the Company introduced a line of Birds Eye sauced vegetables for distribution to its largest customer.

The Company tracks retail sales in many of the categories in which it competes using data from IRI. IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined

4 percent for the 52-week period ending June 22, 2003. The Company's branded market share on a unit base at June 22, 2003 was 20.3 percent compared to 21.0 percent at June 23, 2002. The bagged meal category for the 52-week period ending June 22, 2003 declined 10 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 52-week period ending June 22, 2003 was 21 percent compared to 26 percent for the 52-week period ending June 23, 2002. However, the category has demonstrated progress towards stabilization during the previous six months. Unit trends for the last six months of fiscal 2003 ranged from a decline of 11.5 percent to growth of 1.9 percent while these trends exhibited declines as large as 24.4 percent during the last six months of fiscal 2002.

Branded frozen EBITDA was $63.0 million in fiscal 2003, a decrease of $21.5 million or 25.4 percent as compared to $84.5 million in fiscal 2002. Approximately one-half of the decrease in EBITDA is the result of the introductory costs associated with the launch of Birds Eye Hearty Spoonfuls. The remainder of the decrease is attributable to the declines in volume associated with Birds Eye Voila! described above and an increase in its production costs due to lower volumes in its production facilities as a result of both management's efforts to reduce inventory levels as well as lower than anticipated crop intake due to unfavorable weather conditions. These higher production costs are anticipated to negatively impact the Company's results through fiscal 2004.

Branded Dry: Branded dry net sales were $218.2 million in fiscal 2003, a decline of $4.1 million or 1.8 percent as compared to $222.3 million in fiscal 2002. The variance in net sales is primarily attributable to a decline within the Freshlike canned vegetables product line, reflecting an overall weakness in the canned vegetable category. This decline was partially offset by an increase in net sales within the Company's Comstock and Thank You fillings and toppings product line. The improvement in net sales for the filling and topping product lines resulted from pricing actions taken as a result of the poor cherry crop harvested in the summer of 2002, and a change in promotional spending. EBITDA for the branded dry segment was $47.7 million in fiscal 2003, an improvement of $2.5 million or 5.5 percent as compared to $45.2 million in fiscal 2002. The Company expects to focus on strong consumer-directed advertising and innovative merchandising to maintain and enhance profitability of the various brands in this segment.

Non-branded: Non-branded net sales were $319.3 million in fiscal 2003, a decline of $54.1 million or 14.5 percent as compared to $373.4 million in fiscal 2002. Sixty-four percent of the decline or $34.8 million was attributable to the expiration of two co-pack agreements. Co-pack agreements provide greater utilization of manufacturing facilities, however, typically yield lower margins. An additional $17.2 million decline in net sales resulted from the Company's on-going efforts to rationalize certain product offerings within the food service category that were negatively impacting profitability. Non-branded EBITDA was $2.4 million in fiscal 2003, a $2.3 million improvement as compared to EBITDA of $0.1 million in fiscal 2002 primarily as a result of the rationalization described above.

As highlighted above, IRI data does not track non-branded or private label retail sales. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 52-week period ending June 22, 2003 was 31 percent compared to 32 percent for the 52-week period ending June 23, 2002.

                     CHANGES FROM FISCAL 2001 TO FISCAL 2002

Net Sales: Net sales were $964.5 million in fiscal 2002, a decline of $129.2 million or 11.8 percent as compared to $1,093.7 million in fiscal 2001. The decrease is primarily attributable to an $80.0 million decline in non-branded product sales, primarily as a result of choosing to exit several unprofitable or low margin relationships and the termination of a Midwest co-pack canned vegetable contract. The termination of the Midwest co-pack canned vegetable contract accounted for a reduction in net sales of $21.1 million. The change in fiscal 2002 results were also impacted by one-time events in fiscal 2001, including, approximately $26.2 million in fiscal 2001 net sales generated from inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. (the "Northwest Inventory Purchase"). The Company also experienced a $20.3 million decline in its Birds Eye Voila! product line, resulting primarily from competitive pressures in the bag meal category.

Gross Profit: Gross profit in fiscal 2002 increased $2.3 million to $213.3 million, as compared to $211.0 million in fiscal 2001. In addition, the Company's gross profit margin in fiscal 2002 increased to 22.1 percent from 19.3 percent in fiscal 2001. The Company made efforts in fiscal 2002 to improve profitability, including pricing actions, reductions in manufacturing costs, and a reduction in fixed costs. The improvement in gross profit was achieved despite an increase in warehousing costs resulting from an increase in inventory levels.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses were $115.4 million in fiscal 2002, a decrease of $15.0 million or 11.5 percent as compared to $130.4 million in fiscal 2001. The decrease is primarily attributable to an $8.8 million reduction in amortization expense resulting from the implementation of SFAS 142. See NOTE 3 to the "Notes to Consolidated Financial Statements." In addition, a reduction in fixed expenses of approximately $5.3 million was primarily associated with both the restructuring actions outlined below, as well as general company-wide reductions in spending.

Continuing Segment Operating Income: Continuing segment operating income was $97.7 million in fiscal 2002, an increase of $15.3 million, or 18.6 percent, as compared to $82.4 million in fiscal 2001. This increase is attributable to the factors discussed above and the impact of the fiscal 2002 restructuring charge described below. The increase in operating income within branded frozen, branded dry, and non-branded was $4.2 million, $7.5 million, and $6.2 million, respectively which includes the impact of the reduction in amortization expense resulting from the implementation of SFAS 142. Significant variances are highlighted below in "Segment Review."

Restructuring: On June 23, 2000 the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits.

In addition, on October 12, 2001, the Company announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel included operational and administrative positions.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain in fiscal 2002. See NOTE 12 to the "Notes to Consolidated Financial Statements."

Income from Great Lakes Kraut Company, LLC: Income from GLK, a former joint venture between Birds Eye Foods, Inc. and Flanagan Brothers, Inc. for fiscal 2002 was consistent with fiscal 2001. See NOTE 7 to the "Notes to Consolidated Financial Statements regarding the March 2003 transaction with GLK.

Goodwill Impairment Charge: A goodwill impairment charge of $179.0 million was recorded in fiscal 2002. A detailed discussion of the charge appears above within "Changes from Fiscal 2002 to Fiscal 2003."

Interest Expense: Interest expense was $63.0 million in fiscal 2002, a decrease of $13.1 million, as compared to $76.1 million in fiscal 2001. The decrease is the result of a decrease in the weighted average interest resulting from general interest rate reductions, and lower average outstanding interest-bearing debt balances during fiscal 2002, of approximately $3.3 million. Interest expense was, however, negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with the Company's previous credit facility with Harris Trust and Savings Bank.

Pro-Fac Share of Income: Prior to the Transaction, the Company's contractual relationship with Pro-Fac, as defined under the Marketing and Facilitation Agreement entered in November 1994, required that in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of pretax earnings of the Company. In years in which the Company had losses on products processed from crops supplied by Pro-Fac, the Company reduced the commercial market value it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case more than 50 percent of pretax earnings of the Company. Accordingly, in fiscal 2002, the Pro-Fac share of earnings was recorded at 50 percent of pretax earnings prior to the impairment charge, based on agreement between both parties. In fiscal 2001, 90 percent of earnings on patronage products exceeded 50 percent of all pretax earnings of the Company. Accordingly, the Pro-Fac share of income was recognized at the maximum of 50 percent of pretax earnings of the Company.

Tax (Provision)/ Benefit: During fiscal 2002, the Company recognized a tax benefit of $30.8 million compared to a $5.0 million tax provision in fiscal 2001. The tax benefit in fiscal 2002 primarily resulted from a $41.5 million benefit associated with the non-cash impairment charge. Further, in fiscal 2002, an additional valuation allowance of $8.6 million was recorded for state net operating losses and credits which negatively impacted the Company's effective tax rate. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding income taxes.

Net Income: Net income for fiscal 2001 was $0.1 million compared to a net loss of $130.7 million in fiscal 2002 due to the factors outlined above.

                                 SEGMENT REVIEW

Branded Frozen: Branded frozen net sales were $368.8 million in fiscal 2002, a decline of $35.7 million, or 8.8 percent as compared to $404.5 million in fiscal 2001. A significant contributing factor to the decline resulted from the weakened bagged meal category and its negative impact on the Company's Birds Eye Voila! product line. During fiscal 2002, net sales for the Company's Birds Eye Voila! product line declined $20.3 million. Net sales of the Company's nationally and regionally branded frozen vegetable products declined $15.4 million. The reduction was primarily attributable to competitive pressures in the markets in which these compete.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 6 percent for the 52-week period ending June 23, 2002. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 52-week period ending June 23, 2002 was 32 percent which was consistent with the 52-week period ending June 24, 2001. The Company's branded market share on a unit basis at June 23, 2002 was 21.0 percent compared to 20.9 percent at June 24, 2001. The bagged meal category for the 52-week period ending June 23, 2002 declined 14 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 52-week period ending June 23, 2002 was 26 percent compared to 29 percent for the 52-week period ending June 24, 2001.

Branded frozen EBITDA was $84.5 million in fiscal 2002, a decrease of $0.3 million or 0.4 percent as compared to $84.8 million in fiscal 2001. In spite of the net sales decline, EBITDA remained consistent as a result of numerous actions taken throughout the year to improve earnings. These actions included:
(a) pricing initiatives, (b) improved production costs resulting from workforce reductions, an improved harvest and further manufacturing efficiencies, and (c) company-wide efforts to reduce spending.

Branded Dry: Branded dry net sales were $222.3 million in fiscal 2002, a decline of $13.5 million or 5.7 percent as compared to $235.8 million in fiscal 2001. Prepared chili and canned meals, under the Nalley brand was the largest contributor and accounted for $5.0 million of the decrease in net sales. Mild weather which tends to have a negative impact on the overall chili category was the primary factor for the net sales decline. The remaining decline of $8.5 million in branded dry net sales resulted from modest declines in dressings, fillings and toppings, and canned vegetables.

Despite the decline in net sales, EBITDA for the branded dry segment improved by $5.1 million or 12.7 percent to $45.2 million in fiscal 2002 as compared to $40.1 million in fiscal 2001. As highlighted above, this positive growth was the result of numerous actions taken throughout the year to improve earnings, including: (a) pricing increases, (b) reductions in production costs resulting from workforce reductions, an improved harvest and further manufacturing efficiencies, and (c) company-wide efforts to reduce spending.

Non-Branded: Non-branded net sales were $373.4 million in fiscal 2002, a decline of $80.0 million or 17.6 percent as compared to $453.4 million in fiscal 2001. The decline is largely the result of one-time events in fiscal 2001, including $21.1 million of net sales associated with the expiration of a co-pack canned vegetable contract, and $26.2 million of net sales associated with the Northwest Inventory Purchase. In addition, during fiscal 2002, the Company initiated a review of its non-branded vegetable customers, choosing to exit several unprofitable or low margin relationships. As a result of these decisions, net sales on non-branded frozen vegetables declined approximately $25.0 million in fiscal 2002. Non-branded EBITDA was $0.1 million in fiscal 2002, an improvement of $4.6 million in fiscal 2002 compared to fiscal 2001 as a result of the factors described above.

As highlighted above, IRI data does not track non-branded or private label retail sales. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for both 52-week periods ending June 23, 2002 and June 24, 2001 was 31.8 percent.

                          CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, self-insurance programs, promotional activities, and identifiable intangible assets, long-lived assets, and goodwill.

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

Inventories: Under the first-in, first-out ("FIFO") method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the cost of these items are used to reflect ending inventory. The Company prices its inventory at the lower of cost or market value on the FIFO method.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2003 compared to fiscal 2002.

Net cash provided by operating activities was $126.8 million in fiscal 2003, an increase of $112.2 million as compared to fiscal 2002. This significant increase is primarily the result of a decline in working capital needs. During fiscal 2003, management focused significant efforts on reducing its inventory position. As a result, net inventories (including prepaid manufacturing expense) decreased $73.5 million in fiscal 2003. The Company's inventory position is at the lowest level in four years. Reductions in the use of operating cash flow were also experienced in the liquidation of outstanding accounts payable and accrued liabilities. Such reductions occurred as a result of management's efforts to reduce inventory and realign its operating facilities. In addition, operating cash flow in fiscal 2002 was impacted by the payment of the remaining balance on the purchase price of frozen vegetable inventory from AgriFrozen's lender. See
NOTE 15 to the "Notes to Consolidated Financial Statements." Management will continue to focus its efforts on reducing the Company's working capital needs.

Net cash provided by investing activities of $38.1 million in fiscal 2003 increased $43.4 million from cash used in investing activities of $5.3 million in fiscal 2002. The increase was primarily the result of proceeds received in the current year as a result of dispositions of $27.3 million. Proceeds from the sale of the Veg-All business accounted for the largest component. In addition, the disposition of the Company's investment in GLK and repayments from GLK related to working capital advances benefited net cash provided by investing activities by $14.7 million. See NOTE 7 to the "Notes to Consolidated Financial Statements." Capital expenditures were $16.4 million for fiscal 2003 as compared to $15.0 million in fiscal 2002. The purchase of property, plant, and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash used in financing activities was $25.9 million in fiscal 2003, an increase of $23.6 million as compared to cash used of $2.3 million in fiscal 2002. This increase is primarily the result of the Transaction consummated on August 19, 2002 resulting in a substantial refinancing of, and modification to, the capital structure of the Company. In addition, in fiscal 2003, payments made pursuant to the Termination Agreement as well as other payments to Pro-Fac were $12.1 million, and payments for expenses and fees related to the Transaction were $6.0 million. The payments on the Subordinated Promissory Note in connection with the GLK Transaction also contributed to the increase in cash used in financing activities. See NOTES 2 and 7 to the "Notes to Consolidated Financial Statements" for additional disclosure regarding the Transaction and the GLK Transaction, respectively.

Senior Credit Facility: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit.

As of June 28, 2003, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $25.2 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $174.8 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 28, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio.

The Term Loan Facility was subject to the following amortization schedule at June 28, 2003, and includes an estimated $13.1 million of "excess cash flow" to be paid on or before October 11, 2003.

(Dollars in Millions)

                                  Fiscal Year                   Term Loan B
                             -------------------                -----------
                             2004                               $    15.8
                             2005                                     2.7
                             2006                                     2.7
                             2007                                     2.7
                             2008 and thereafter                    244.8
                                                                ---------
                                                                  $ 268.7
                                                                =========

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

The Company is in process of negotiating an amendment to its Senior Credit Facility. If successful, the amendment will provide the Company with the ability to repurchase a certain amount of its Senior Subordinated Notes.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

The Company, principal shareholders, or their affiliates may, from time-to-time, enter the market to purchase or sell Senior Subordinated Notes in compliance with any applicable securities laws.

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of June 28, 2003:

(Dollars in Millions)

Contractual Obligations                       2004         2005       2006       2007       2008    Thereafter       Total
-----------------------                     -------       ------     ------     ------    -------   ----------     --------
Term Loan Facility                          $  15.8       $  2.7     $  2.7     $  2.7    $  129.6   $   115.2     $  268.7
Senior Subordinated Notes - 11 7/8 Percent      0.0          0.0        0.0        0.0         0.0       200.0        200.0
Obligations under capital leases                0.9          0.8        0.8        0.5         0.0         0.0          3.0
Operating leases                                5.7          5.1        4.1        2.6         2.3         6.9         26.7
Termination Agreement                          10.0         10.0       10.0       10.0         0.0         0.0         40.0
Other long-term debt                            3.8          0.0        0.0        0.0         0.0         0.0          3.8
                                            -------       ------     ------     ------    --------   ---------     --------
                                            $  36.2       $ 18.6     $ 17.6     $ 15.8    $  131.9   $   322.1     $  542.2
                                            =======       ======     ======     ======    ========   =========     ========

Off Balance Sheet Arrangements: Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Birds Eye Foods would be required to pay the remainder of the loan for the City of Montezuma. As of June 28, 2003, the outstanding loan amount including interest was $2.0 million.

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2004 and 2005 will be in the range of approximately $20 million to $25 million per annum. The Company believes that cash flow from operations and borrowings under the Company's bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: The Company believes new product introduction is critical to building successful brands. During the past several years, the Company has successfully introduced several new products. These introductions include Birds Eye Voila! and Birds Eye Simply Grillin'. During the first quarter of fiscal 2003, the Company introduced Birds Eye Hearty Spoonfuls, a frozen soup product that includes large cut Birds Eye vegetables and bite sized pieces of protein in a variety of flavors. Most recently, in June 2003, the Company introduced new flavor varieties of frozen sauced vegetables to its largest customer. These products feature unique flavor technology packaged in a microwaveable tray for convenience and serve one to two member households. In addition, the Company introduced new flavors of sauced vegetables in a family-size bag.

In addition to developing products under the Birds Eye brand, management will continue to explore launching new products under its other brands, including the Freshlike product line which will launch a line of sauced vegetables in a family-size bag in September of 2003.

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

The cherry crop from both the 2002 and 2003 growing seasons was adversely affected by weather conditions in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, significantly increased from historic levels. To offset such increases in cherry costs, management has initiated pricing actions on all of its cherry items.

For the 2003 crop season, unexpected higher than average temperatures in the Northeast and Midwest regions reduced crop intake. While the reduction in crop intake impacted the production cost and efficiency, management is actively pursuing cost reduction initiatives to mitigate a portion of the crop-related production cost increases.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS 149 to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the provisions of SFAS 150 to have a material impact on its results of operations or consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and certain commodity prices, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company has entered into derivative contracts.

Foreign Currency: The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 28, 2003, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2003 to June 2004. The fair value of the open contracts was an after-tax gain of $0.3 million, recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 28, 2003, approximately $0.1 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                   Forward Outstanding
                                                ------------------------
Contract amounts                                   125 million Pesos
Weighted average settlement exchange rate                8.5%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002, which matured June 30, 2003, and two swap agreements on May 29, 2003 which mature June 30, 2004. All three swap agreements are designated as cash flow hedges of the Company's forecasted corrugated purchases. At June 28, 2003, the Company had open swaps hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreements is an after-tax loss of approximately $18,000 recorded in accumulated other comprehensive income in shareholder's equity.

                                                       Swap
                                              Corrugated Outstanding
                                              (Unbleached Kraftliner)
                                           -----------------------------
Notional amount                                   24,000 short tons
Average paid rate                                  $440/short ton
Average receive rate                      Floating rate/short ton - $439
Maturities through                                   June 2004

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into two swap agreements on April 11, 2002 and January 28, 2003 designated as cash flow hedges of its forecasted polyethylene purchases. The swaps hedge approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax gain of approximately $24,000 recorded in accumulated other comprehensive income in shareholder's equity. The termination dates for the agreements are June 30, 2003 and June 30, 2004, respectively.

                                                      Swap
                                            Polyethylene Outstanding
                                         -------------------------------
Notional amount                                  4,500,000 pounds
Average paid rate                                  $.483/pound
Average receive rate                       Floating rate - $.484/pound
Maturities through                                   June 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                          Page
    -----                                                                                                          ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:
   Independent Auditors' Report....................................................................................   26
   Report of Independent Auditors..................................................................................   27
     Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and
       Comprehensive Income/(Loss) for the periods August 19, 2002 to June 28,
       2003 and June 30, 2002 to August 18, 2002 and for the
         years ended June 29, 2002 and June 30, 2001...............................................................   28
     Consolidated Balance Sheets at June 28, 2003 and June 29, 2002................................................   29
     Consolidated Statements of Cash Flows for the periods August 19, 2002 to June 28, 2003 and
       June 30, 2002 to August 18, 2002, and for the  years ended June 29, 2002 and June 30, 2001 .................   30
     Notes to Consolidated Financial Statements....................................................................   31

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
Birds Eye Foods, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheet of Birds Eye Foods, Inc. and subsidiaries as of June 28, 2003 (Successor Company), and the related consolidated statements of operations, accumulated earnings (deficit), and comprehensive income (loss), and cash flows for the period from August 19, 2002 through June 28, 2003 (Successor Company), and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company). Our audit also included the 2003 financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birds Eye Foods, Inc. and subsidiaries at June 28, 2003, and the results of their operations and their cash flows for the period from August 19, 2002 through June 28, 2003 (Successor Company) and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
Rochester, New York
August 29, 2003

                         Report of Independent Auditors



To the Shareholders and Board of Directors of Agrilink Foods, Inc.



In our opinion, the consolidated balance sheet as of June 29, 2002 and the related consolidated statements of operations, accumulated earnings (deficit), and comprehensive income, and of cash flows, for each of the two years in the period ended June 29, 2002 which are included in this Form 10-K Equivalent present fairly, in all material respects, the financial position, results of operations and cash flows of Agrilink Foods, Inc. and its subsidiaries at June 29, 2002 and for each of the two years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 75 for the two years ended June 29, 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Rochester, New York
August 28, 2002, except as to Notes 5 and 13 which are as of August 29, 2003

                              FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income/(Loss)
(Dollars in Thousands)


                                                                 Periods Ended                         Fiscal Years Ended
                                                   ---------------------------------------      ------------------------------
                                                     Successor        |      Predecessor         Predecessor       Predecessor
                                                   August 19, 2002-   |    June 30, 2002 -         June 29,           June 30,
                                                   June 28, 2003      |    August 18, 2002           2002              2001
                                                   -----------------  |    ---------------      -------------    -------------
                                                                      |
Net sales                                              $   779,049    |       $    99,216       $   964,454       $ 1,093,742
Cost of sales                                             (596,401)   |           (76,255)         (751,151)         (882,775)
                                                       -----------    |       -----------       -----------       -----------
Gross profit                                               182,648    |            22,961           213,303           210,967
Selling, administrative, and general expenses             (106,452)   |           (15,156)         (115,403)         (130,393)
Restructuring                                                    0    |                 0            (2,622)                0
Gain from pension curtailment                                    0    |                 0             2,472                 0
Income from Great Lakes Kraut Company, LLC                   1,770    |               277             2,457             1,779
Goodwill impairment charge                                       0    |                 0          (179,025)                0
                                                       -----------    |       -----------       -----------       -----------
Operating income/(loss) before dividing                               |
  with Pro-Fac                                              77,966    |             8,082           (78,818)           82,353
                                                                      |
Interest expense                                           (40,789)   |            (7,531)          (63,001)          (76,101)
                                                       -----------    |       -----------       -----------       -----------
Pretax income/(loss) from continuing operations                       |
  and before dividing with Pro-Fac                          37,177    |               551          (141,819)            6,252
Pro-Fac share of income                                          0    |                 0           (16,842)             (732)
                                                       -----------    |       -----------       -----------       -----------
Pretax income/(loss) from continuing operations             37,177    |               551          (158,661)            5,520
Tax (provision)/benefit                                    (14,877)   |              (226)           30,806            (4,984)
                                                       -----------    |       -----------       -----------       -----------
Income/(loss) before discontinued operations                22,300    |               325          (127,855)              536
Discontinued operations, net of tax                         (1,544)   |              (240)           (2,839)             (465)
                                                       -----------    |       -----------       -----------       -----------
Net income/(loss)                                           20,756    |                85          (130,694)               71
                                                                      |
Accumulated earnings/(deficit) at beginning of                        |
  period                                                         0    |          (126,623)            4,071             4,000
                                                       -----------    |       -----------       -----------       -----------
Accumulated earnings/(deficit) at end of period        $    20,756    |       $  (126,538)      $  (126,623)      $     4,071
                                                       ===========    |       ===========       ===========       ===========
                                                                      |
Net income/(loss)                                      $    20,756    |       $        85       $  (130,694)      $        71
Other comprehensive income/(loss):                                    |
   Minimum pension liability adjustment, net of                       |
     taxes                                                 (11,257)   |                 0                 0               (48)
   Unrealized gain/(loss) on hedging activity,                        |
     net of taxes                                              348    |                 0              (412)              618
                                                       -----------    |       -----------       -----------       -----------
Comprehensive income/(loss)                            $     9,847    |       $        85       $  (131,106)      $       641
                                                       ===========    |       ===========       ===========       ===========
                                                                      |
Accumulated other comprehensive income/(loss) at                      |
  beginning of period                                  $         0    |       $      (367)      $        45       $      (525)
Unrealized gain/(loss) on hedging activity, net                       |
  of taxes                                                     348    |                 0              (412)              618
Minimum pension liability, net of taxes                    (11,257)   |                 0                 0               (48)
                                                       -----------    |       -----------       -----------       -----------
Accumulated other comprehensive (loss)/income at                      |
  end of period                                        $   (10,909)   |       $      (367)      $      (367)      $        45
                                                       ===========    |       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)


                                                                                                Successor    |   Predecessor
                                                                                                 June 28,    |     June 29,
                                                                                                   2003      |       2002
                                                                                              ------------   |   ------------
                                                                                                             |
                                    ASSETS                                                                   |
Current assets:                                                                                              |
   Cash and cash equivalents                                                                   $   153,756   |   $    14,686
   Accounts receivable trade, net of allowances for doubtful accounts of                                     |
     $978 and $731, respectively                                                                    58,230   |        68,419
   Accounts receivable, other                                                                        1,841   |         7,581
   Income taxes refundable                                                                             407   |             0
   Inventories, net                                                                                206,584   |       294,315
   Current investment in CoBank                                                                      2,464   |         3,347
   Prepaid manufacturing expense                                                                    12,053   |        19,168
   Prepaid expenses and other current assets                                                        12,239   |        18,770
   Assets held for sale                                                                             13,501   |         3,890
   Due from Pro-Fac Cooperative, Inc.                                                                    0   |        11,730
   Current deferred tax asset                                                                       15,508   |         2,923
                                                                                               -----------   |   -----------
       Total current assets                                                                        476,583   |       444,829
Investment in CoBank                                                                                 3,038   |         6,294
Investment in and advances to Great Lakes Kraut Company, LLC                                             0   |        14,586
Property, plant, and equipment, net                                                                195,199   |       288,120
Goodwill                                                                                            37,050   |        56,210
Trademarks and other intangible assets, net                                                        168,321   |        11,305
Other assets                                                                                        24,547   |        22,160
Note receivable due from Pro-Fac Cooperative, Inc.                                                     712   |         9,400
Non-current deferred tax asset                                                                       3,933   |         4,837
                                                                                               -----------   |   -----------
       Total assets                                                                            $   909,383   |   $   857,741
                                                                                               ===========   |   ===========
                      LIABILITIES AND SHAREHOLDER'S EQUITY                                                   |
                                                                                                             |
Current liabilities:                                                                                         |
   Current portion of obligations under capital leases                                         $       704   |   $       821
   Current portion of long-term debt                                                                19,611   |        14,916
   Current portion of Termination and Transitional Service Agreements with Pro-Fac                           |
     Cooperative, Inc.                                                                               9,403   |             0
   Accounts payable                                                                                 67,150   |        71,198
   Income taxes payable                                                                                  0   |           879
   Accrued interest                                                                                  4,106   |         6,255
   Accrued employee compensation                                                                    10,225   |         8,000
   Other accrued expenses                                                                           39,979   |        40,154
   Growers payable due to Pro-Fac Cooperative, Inc.                                                  8,504   |             0
                                                                                               -----------   |   -----------
     Total current liabilities                                                                     159,682   |       142,223
Obligations under capital leases                                                                     1,833   |         2,528
Long-term debt                                                                                     459,970   |       623,057
Long-term portion of Termination and Transitional Service Agreements with Pro-Fac                            |
   Cooperative, Inc.                                                                                24,031   |             0
Other non-current liabilities                                                                       52,330   |        28,918
                                                                                               -----------   |   -----------
       Total liabilities                                                                           697,846   |       796,726
                                                                                               -----------   |   -----------
Commitments and Contingencies                                                                                |
                                                                                                             |
Shareholder's Equity:                                                                                        |
   Common stock, par value $.01; 11,000 shares authorized, issued and outstanding                            |
     11,000 and 10,000 shares, respectively                                                              0   |             0
   Additional paid-in capital                                                                      201,690   |       188,005
   Accumulated earnings/(deficit)                                                                   20,756   |      (126,623)
   Accumulated other comprehensive income/(loss):                                                            |
     Unrealized gain on hedging activity, net of taxes                                                 348   |           206
     Minimum pension liability, net of taxes                                                       (11,257)  |          (573)
                                                                                               -----------   |   -----------
       Total shareholder's equity                                                                  211,537   |        61,015
                                                                                               -----------   |   -----------
       Total liabilities and shareholder's equity                                              $   909,383   |   $   857,741
                                                                                               ===========   |   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)


                                                                       Periods Ended                     Fiscal Years Ended
                                                           --------------------------------------   --------------------------
                                                              Successor        |    Predecessor      Predecessor   Predecessor
                                                            August 19, 2002 -  |  June 30, 2002 -       June 29,     June 30,
                                                             June 28, 2003     |  August 18, 2002        2002         2001
                                                           -----------------   |  ---------------   ------------  ------------
                                                                               |
Cash Flows from Operating Activities:                                          |
   Net income/(loss)                                             $  20,756     |     $      85       $(130,694)      $     71
   Adjustments to reconcile net income/(loss) to net cash                      |
     provided by/(used in) operating activities -                              |
       Goodwill impairment charge                                        0     |             0         179,025              0
       Amortization of certain intangible assets and goodwill        2,262     |           144           1,147          9,860
       Depreciation                                                 22,129     |         3,833          30,850         30,706
       Amortization of debt issue costs, amendment costs, debt                 |
         discounts and premiums, and interest in-kind                9,197     |         1,201           6,968          6,964
       Equity in undistributed earnings of Great Lakes Kraut                   |
         Company, LLC                                               (1,109)    |          (277)         (1,795)        (1,243)
       Equity in undistributed earnings of CoBank                      (29)    |             0             (97)           (97)
       Transitional Service Agreement with Pro-Fac                             |
         Cooperative,Inc.                                             (455)    |             0               0              0
       Provision/(benefit) for deferred taxes                       13,481     |             0         (31,934)         3,464
       Provision for losses on accounts receivable                     570     |             0             557            610
   Change in assets and liabilities:                                           |
     Accounts receivable                                            13,541     |         1,818          16,935         11,252
     Inventories and prepaid manufacturing expense                 106,699     |       (33,170)         22,800        (20,690)
     Income taxes (payable)/refundable                              (1,211)    |           (75)          1,151          7,059
     Accounts payable and other accrued expenses                   (10,092)    |       (10,972)        (68,640)        18,197
     Due to/(from) Pro-Fac Cooperative, Inc., net                  (13,433)    |         8,649         (11,485)        (9,386)
     Other assets and liabilities, net                              (7,623)    |           909            (142)        (2,907)
                                                                 ---------     |      ---------       ---------      ---------
Net cash provided by/(used in) operating activities                154,683     |       (27,855)         14,646         53,860
                                                                 ---------     |      ---------       ---------      ---------
                                                                               |
Cash Flows from Investing Activities:                                          |
   Purchase of property, plant, and equipment                      (14,175)    |        (2,187)        (15,026)       (25,126)
   Proceeds from disposals                                          27,349     |             0             595          5,797
   Proceeds from note receivable                                     4,978     |             0               0              0
   Issuance of note receivable to Pro-Fac Cooperative, Inc.           (700)    |             0               0              0
   Proceeds from investment in CoBank                                3,053     |         1,115           5,114          4,259
   Repayments from/(advances to) Great Lakes Kraut Company, LLC      6,285     |        (1,512)          4,016        (10,678)
   Disposition of investment in Great Lakes Kraut Company, LLC      13,900     |             0               0              0
                                                                 ---------     |     ---------       ---------      ---------
Net cash provided by/(used in) investing activities                 40,690     |        (2,584)         (5,301)       (25,748)
                                                                 ---------     |     ---------       ---------      ---------
Cash Flows from Financing Activities:                                          |
   Proceeds from issuance of long-term debt                        270,000     |             0               0              0
   Birds Eye Holdings, Inc. investment                             175,590     |             0               0              0
   Payments on Subordinated Promissory Note                        (25,000)    |             0               0              0
   Net (payments)/proceeds on prior revolving credit facility      (22,000)    |        22,000               0         (5,700)
   Payments on long-term debt                                     (402,488)    |          (292)        (11,790)       (18,084)
   Payments on Termination Agreement and other payments to                     |
      Pro-Fac Cooperative, Inc.                                    (12,118)    |             0               0              0
   Payments on capital leases                                         (775)    |           (38)           (620)          (449)
   Cash paid for debt issuance costs                               (24,743)    |             0               0              0
   Cash paid for transaction fees                                   (6,000)    |             0               0              0
   Cash paid for debt amendments                                         0     |             0          (1,694)        (1,730)
   Capital contribution by Pro-Fac Cooperative, Inc.                     0     |             0          11,789            513
                                                                 ---------     |     ---------       ---------      ---------
Net cash (used in)/provided by financing activities                (47,534)    |        21,670          (2,315)       (25,450)
                                                                 ---------     |     ---------       ---------      ---------
Net change in cash and cash equivalents                            147,839     |        (8,769)          7,030          2,662
Cash and cash equivalents at beginning of period                     5,917     |        14,686           7,656          4,994
                                                                 ---------     |     ---------       ---------      ---------
Cash and cash equivalents at end of period                       $ 153,756     |     $   5,917       $  14,686      $   7,656
                                                                 =========     |     =========       =========      =========
Supplemental Disclosure of Cash Flow Information:                              |
   Cash paid during the year for:                                              |
     Interest                                                    $  36,543     |     $   3,837       $  62,901      $  75,375
                                                                 =========     |     =========       =========      =========
     Income taxes (paid)/refunded, net                           $  (3,906)    |     $    (134)      $  (1,298)     $   7,154
                                                                 =========     |     =========       =========      =========
Supplemental schedule of non-cash investing and financing                      |
  activities:                                                                  |
   Capital lease obligations incurred                            $      49     |     $       0       $   3,185      $     448
                                                                 =========     |     =========       =========      =========
   Birds Eye Holdings, Inc. investment                           $  32,100     |     $       0       $       0      $       0
                                                                 =========     |     =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                             BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc., formerly Agrilink Foods, Inc., (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has three primary segments in which it markets its products, they include: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), acquired control of the Company. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

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

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting. In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings and its co-investors ("Vestar") plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period.

Reclassification: Prior year information is reclassified whenever necessary to conform with the current year's presentation.

Fiscal Year: The fiscal year of Birds Eye Foods ends on the last Saturday in June. Fiscal 2003 and 2002 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Recently Adopted and New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective June 30, 2002, Birds Eye Foods adopted SFAS 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 did not impact the Company's profitability. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 as required by the interpretation. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Company does not expect SFAS 149 to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the provisions of SFAS 150 to have a material impact on its results of operations or consolidated financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue or collect interest on past due accounts. The Company's allowance for doubtful accounts is approximately $1.0 million at June 28, 2003, and $0.7 million at June 29, 2002.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 28, 2003 and June 29, 2002 were $7.6 million and $6.9 million, respectively.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal years 2003, 2002, and 2001, amounted to approximately $57,000, $160,500, and $138,000, respectively.

Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over the next five-year period.

Prepaid Manufacturing Expense: The allocation of manufacturing overhead to finished goods produced is on the basis of a production period. Thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of goods sold.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 1 to 33 years.

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

Goodwill: Goodwill includes the cost in excess of the fair value of net identifiable assets acquired in purchase transactions. Under the current guidance of SFAS 142, goodwill is no longer amortized, but instead tested annually for impairment. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Other Intangible Assets: Other intangible assets include non-competition agreements, customer relationships, trademarks, and a trademark royalty agreement. Other intangible assets are amortized on a straight-line basis over one to fourteen years. Trademarks have been deemed to have an indefinite life and are, therefore, not amortized.

Long-Lived Assets: It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred was approximately $4.5 million in fiscal 2003 and $2.8 million in each of fiscal 2002 and 2001.

Derivative Financial Instruments: The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures of the Company's hedging activities.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet. See NOTE 11 to the "Notes to Consolidated Financial Statements."

Pension: The Company and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all hourly employees. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 12 to the "Notes to Consolidated Financial Statements" for additional pension related disclosures.

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 28, 2003 and June 29, 2002 was $3.6 million and $2.2 million, respectively.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, and sales allowances and promotions.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are expensed when incurred. Advertising expense incurred in fiscal year 2003, 2002, and 2001, amounted to approximately $29.0 million, $18.2 million, and $17.4 million, respectively.

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

Income from Great Lakes Kraut Company, LLC: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a former joint venture formed between Birds Eye Foods and Flanagan Brothers, Inc. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Earnings Per Share Data Omitted: The guidance of SFAS 128, "Earnings per Share," requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. Birds Eye Foods common stock is not publicly traded and, therefore, earnings per share amounts are not presented.

Comprehensive Income: Under SFAS 130, the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income/(loss) is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net earnings/(loss). The Company includes adjustments for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents and Accounts Receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $5.5 million at June 28, 2003. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 10 to the "Notes to Consolidated Financial Statements."

NOTE 2.  THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into a Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owned 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the closing date. As of June 28, 2003, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The management investors, together with Vestar and Pro-Fac are parties to a Securityholders Agreement and a Limited Liability Company Agreement, which are described in Part III, Item 13 of this Report under the heading "Certain Relationships and Related Transactions -- Certain Agreements Relating to the Transaction."

Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

The Transaction was accounted for under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The final allocation of purchase price has been presented in the financial statements and is based on valuations and other studies which provide the basis for such an allocation.

Holdings Inc. has pushed down its purchase accounting to Birds Eye Foods. In accordance with generally accepted accounting principles, the excess investment made by Holdings Inc. over the fair value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $46.5 million. The allocation of the purchase price was as follows:

(Dollars in Thousands)

                                         Amount
                                         ------
Working capital                         $278,532
Fixed assets                             218,610
Intangibles:
   Trade names                           154,700
   Customer relationships                  8,000
   Backlog                                   527
   Other intangibles                      11,161
Goodwill                                  46,500
Other non-current assets                  68,224
Long-term debt                          (498,414)
Other non-current liabilities            (86,150)
                                        --------
     Total purchase price               $201,690
                                        ========

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and to relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $1.0 million has been liquidated as of June 28, 2003.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of the exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas, the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. Subsequent to closure, the Company intends to dispose of these properties. In connection with these closings, 309 full-time production employees were notified of their termination and benefit arrangements. Additional costs to complete the exit plan include facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of June 28, 2003. Adjustments to this liability reflect additional information previously unavailable and the result of negotiations completed by management:


                                   Contractual         Severance
                                  Penalties and           and
                                   Other Costs       Related Costs
                                   -----------       -------------
Initial liability                     $6.2               $2.3
Utilization                           (0.8)              (0.4)
Adjustments                            0.7               (0.5)
                                      ----               ----
Balance at June 28, 2003              $6.1               $1.4
                                      ====               ====

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the periods presented.

(Dollars in Thousands)

                                            Predecessor         Predecessor          Predecessor
                                          June 30, 2002-     Fiscal Year Ended    Fiscal Year Ended
                                            August 18,            June 29,             June 30,
                                               2002                 2002                 2001
                                          --------------     -----------------    -----------------
Net Sales                                     $99,216             $964,454            $1,093,742
Income before discontinued operations           1,072               32,560                26,315
Net Income                                        832               29,721                25,850


These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, depreciation, the fair values of operating leases, income from the Transitional Services Agreement with Pro-Fac and the elimination of the historical share of income or loss that has been recorded. Included in pro forma net income for the fiscal year ended June 29, 2002 are items of approximately $2.6 million related to restructuring expense and a $2.5 million gain from pension curtailment. Excluded from pro forma net income for the fiscal year ended June 29, 2002 is a non-recurring goodwill impairment charge in the amount of approximately $179.0 million. These results do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2001 fiscal year, or of the future operations of the successor company.

NOTE 3.  ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2001, Birds Eye Foods adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting unit's goodwill exceeds its implied fair value. The Company completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS 142 which indicated no impairment existed at that time.

During the quarter ended June 29, 2002, the Company identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which the Company operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Agrilink Holdings. These factors indicated an erosion in the market value of the Company since the adoption of SFAS 142.

As outlined under SFAS 142, the impairment test adhered to was a two-step process. The first step was a review as to whether there was an indication that goodwill was impaired. To do this, the Company identified its reporting units and determined the carrying value of each by assigning the Company's assets and liabilities, including existing goodwill. The Company then determined the fair value of each reporting unit by using a combination of comparable food industry trading and transaction multiples, including the implied multiple in the Transaction with Pro-Fac and Vestar/Agrilink Holdings. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

In the second step, the Company compared the implied fair value of the goodwill for the affected reporting units to its carrying value to measure the amount of the impairment. In the fourth quarter of fiscal 2002, Birds Eye Foods recorded a pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

During the quarter ended June 28, 2003, the Company performed the annual impairment test as required by SFAS 142. The fair value of the Company's reporting units was determined and was compared to their carrying value, indicating that no impairment exists at this time.

A summary of changes in the Company's goodwill during the year by business segment is outlined as follows:

(Dollars in Thousands)

                     August 19,        Effects of       Disposition     June 28,
                        2002        the Transaction    of Veg-All(1)      2003
                     ----------     ---------------    -------------   --------
Branded frozen           $ 0             $27,760          $     0       $27,760
Branded dry                0              18,740           (9,450)        9,290
Non-branded                0                   0                0             0
                         ---             -------          -------       -------
Total                    $ 0             $46,500          $(9,450)      $37,050
                         ===             =======          =======       =======

(1) Represents the amount of goodwill removed as a result of the disposition of the Veg-All business. See NOTE 5 to the "Notes to Consolidated Financial Statements."

As outlined in SFAS 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                            Successor                  Predecessor
                                             June 28,                    June 29,
                                               2003                        2002
                                    ------------------------    ------------------------
                                     Gross                       Gross
                                    Carrying    Accumulated     Carrying    Accumulated
                                     Amount     Amortization     Amount     Amortization
                                     ------     ------------     ------     ------------
Amortized intangible assets:
   Covenants not to compete        $    588       $  (139)      $ 2,478       $(1,673)
   Customer relationships             8,000          (778)            0             0
   Other                             10,406          (656)       12,000        (1,500)
                                   --------       -------       -------       -------
      Total                        $ 18,994       $(1,573)      $14,478       $(3,173)
                                   --------       -------       -------       -------

Unamortized intangible assets:
   Trademarks                      $150,900                     $     0
                                   --------                     -------
      Total                        $169,894                     $14,478
                                   ========                     =======

The aggregate amortization expense associated with intangible assets was approximately $2.3 million for the successor period August 19, 2002 through June 28, 2003, $0.1 for the predecessor period June 30, 2002 through August 18, 2002, and $1.1 million for fiscal 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)
2004                      $1,798
2005                       1,778
2006                       1,778
2007                       1,650
2008                       1,639


A reconciliation of reported net income for fiscal 2001 adjusted to reflect the adoption of SFAS 142 is provided below.

(Dollars in Thousands)

                                                     Predecessor
                                                       June 30,
                                                         2001
                                                     -----------
Reported net income                                     $   71
Addback: goodwill amortization (net of taxes)            5,140
                                                        ------
Adjusted net income                                     $5,211
                                                        ======

NOTE 4.  AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $32.8 million as of June 28, 2003.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001 were $56.8 million, $71.7 million, and $69.0 million, respectively.

Unlike the Old Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on crops supplied by Pro-Fac, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For the fiscal years ended June 29, 2002 and June 30, 2001, Pro-Fac's share of income was $16.8 million and $0.7 million, respectively.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of June 28, 2003 was $0.6 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the chief executive officer or other representatives of Birds Eye Foods.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of June 28, 2003, there was $0.7 million outstanding under this Credit Agreement.

In addition, prior to the Transaction, certain amounts totaling $36.5 million owed by Pro-Fac to Birds Eye Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

NOTE 5.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As of August 19, 2002, the Company committed to a plan to sell the popcorn, applesauce, and Veg-All operations previously reported in the branded dry and non-branded segments, and completed these transactions in fiscal 2003.

On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant will continue to operate as a production facility.

On March 14, 2003, the Company sold its popcorn business and production facility in Ridgway, Illinois to Gilster-Mary Lee Corporation.

On June 27, 2003, the Company sold its Veg-All business to Allen Canning Company. This sale resulted in the closure of the Company's Green Bay facility.

The implementation of SFAS 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and their operations are, therefore, excluded from continuing operations. All prior period Statements of Operations have been reclassified to reflect the discontinuance of these operations. No gain or loss was recognized as a result of the disposition of these operations.

The operating results of those businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

                                                     Periods Ended                     Fiscal Years Ended
                                         ------------------------------------      --------------------------
                                            Successor          Predecessor         Predecessor    Predecessor
                                         August 19, 2002-     June 30, 2002-         June 29,       June 30,
                                          June 28, 2003      August 18, 2003           2002           2001
                                         ----------------    ----------------      -----------    -----------
Net Sales                                     $31,684             $4,511             $46,086        $47,638
                                              =======             ======             =======        =======
Loss before income taxes                      $  (920)            $ (407)            $(3,523)       $(4,789)
Income tax (provision)/benefit                   (624)               167                 684          4,324
                                              -------             ------             -------        -------
Discontinued operations, net of tax           $(1,544)            $ (240)            $(2,839)       $  (465)
                                              =======             ======             =======        =======


In February 2003, in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over 4 to 15 months to create more efficient facilities. Having met the criteria outlined in SFAS 144, the following properties are classified as assets held for sale on the Company's Consolidated Balance Sheet as of June 28, 2003: Bridgeville, Delaware; Green Bay, Wisconsin; Uvalde, Texas and the fresh production operation at Montezuma, Georgia. The Company is actively marketing these properties for sale, and intends to dispose of these properties within one year. In addition, equipment at the leased facility in Oxnard, California is included in held for sale.

As a result of the Company's decision to sell the popcorn and applesauce operations, certain assets were classified as held for sale. Included in held for sale at June 28, 2003 is the Red Creek, New York facility and the remaining inventory.

Also included in assets held for sale are facilities located in Alamo, Texas; Enumclaw, Washington; Sodus, Michigan; Hortonville, Wisconsin; and Alton, New York facilities. These facilities are being actively marketed for sale.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

(Dollars in Thousands)
                                               Successor         Predecessor
                                                June 28,           June 29,
                                                  2003               2002
                                               ---------         -----------
Inventories                                     $    80             $    0
Property, plant and equipment, net               13,421              3,890
                                                -------            -------
   Total                                        $13,501             $3,890
                                                =======             ======

NOTE 6.  INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                      Successor         Predecessor
                                       June 28,           June 29,
                                         2003               2002
                                      ---------         -----------
Finished goods                         $185,983           $266,469
Raw materials and supplies               20,601             27,846
                                       --------           --------
     Total inventories                 $206,584           $294,315
                                       ========           ========

NOTE 7.  GREAT LAKES KRAUT COMPANY, LLC TRANSACTION

On July 1, 1997, the Company and Flanagan Brothers, Inc. ("Flanagan Brothers") of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This company, Great Lakes Kraut Company, LLC, ("GLK") operated as a New York limited liability company with ownership and earnings divided equally between the two owners. The joint venture was accounted for using the equity method of accounting.

Birds Eye Foods reached an agreement with Flanagan Brothers to transfer the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, pursuant to certain "buy-sell" provisions of the limited liability company agreement of GLK (the "GLK Transaction"). In the GLK Transaction, a newly-formed subsidiary of Birds Eye Foods, GLK Holdings, Inc., invested $11.1 million in GLK, which was used to reduce the debt of GLK. Flanagan Brothers exchanged its interest in GLK in return for a transfer to a newly-formed subsidiary of Flanagan Brothers of all of the operating assets of GLK and the assumption of all liabilities relating to the business of GLK. At the closing, GLK repaid $5.2 million to Birds Eye Foods for certain working capital loans made to GLK by Birds Eye Foods. After the GLK Transaction, Birds Eye Foods and GLK Holdings Inc. own 100 percent of GLK which has been renamed GLK, LLC and will continue to own the Subordinated Promissory Note (see NOTE 10 to the "Notes to Consolidated Financial Statements") of Birds Eye Foods and certain operating assets of Birds Eye Foods or subsidiaries of Birds Eye Foods to be transferred. The GLK Transaction closed effective March 2, 2003. As a result of the GLK Transaction, the Subordinated Promissory Note of Birds Eye Foods, the Company's investment in GLK, and all working capital advances to GLK were eliminated on a consolidated basis. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                               Fiscal Years Ended
                                  ------------------------------------------
                                  June 30, 2002-
                                  March 1, 2003       June 29,      June 30,
                                   (Unaudited)          2002          2001
                                  --------------      --------      --------
Net sales and other revenue          $25,907           $36,324       $32,996
Gross profit                         $ 4,101           $ 5,008       $ 5,556
Operating income                     $ 2,612           $ 3,465       $ 3,600
Net income                           $ 4,094           $ 4,914       $ 3,559

Condensed Balance Sheet
(Dollars in Thousands)

                                     June 29,
                                       2002
                                     --------
Current assets                       $10,117
Non-current assets                   $39,958
Current liabilities                  $14,155
Non-current liabilities              $14,665

NOTE 8. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 28, 2003 and June 29, 2002:

(Dollars in Thousands)

                                                    Successor                              Predecessor
                                                    June 28,                                 June 29,
                                                      2003                                     2002
                                       ---------------------------------------      ----------------------------------
                                         Owned       Leased                      Owned        Leased
                                         Assets      Assets           Total      Assets        Assets        Total
                                       -----------  ----------    -----------   ---------      -------     -----------
Land                                   $ 12,640    $     0       $ 12,640      $  12,600      $     0     $  12,600
Land improvements                         3,706          0          3,706          7,624            0         7,624
Buildings                                58,125        395         58,520        107,923          395       108,318
Machinery and equipment                 131,167      3,869        135,036        311,954        4,103       316,057
Construction in progress                  8,944          0          8,944         10,221            0        10,221
                                       --------    -------       --------      ---------      -------     ---------
                                        214,582      4,264        218,846        450,322        4,498       454,820
Less accumulated depreciation           (22,183)    (1,464)       (23,647)      (165,651)      (1,049)     (166,700)
                                       --------    -------       --------      ---------      -------     ---------
Net                                    $192,399    $ 2,800       $195,199      $ 284,671      $ 3,449     $ 288,120
                                       ========    =======       ========      =========      =======     =========

Obligations under capital leases(1)                $ 2,537                                   $  3,349
Less current portion                                  (704)                                      (821)
                                                   -------                                   ---------
Long-term portion                                  $ 1,833                                   $  2,528
                                                   =======                                   =========

(1) Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.3 million, $0.5 million, and $0.6 million, in fiscal 2003, 2002, and 2001, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 28, 2003.

(Dollars in Thousands)

                  Fiscal Year Ending Last                         Capital          Operating      Total Future
                     Saturday In June                             Leases             Leases       Commitment
                  ------------------------                        -------          ----------     ----------
                         2004                                         924              5,708           6,632
                         2005                                         837              5,114           5,951
                         2006                                         776              4,060           4,836
                         2007                                         454              2,635           3,089
                         2008                                          11              2,296           2,307
                     Later years                                        0              6,875           6,875
                                                                  -------          ---------       ---------
                  Net minimum lease payments                        3,002          $  26,688       $  29,690
                                                                                   =========       =========
                  Less amount representing interest                  (465)
                                                                  -------
                  Present value of minimum lease payments         $ 2,537
                                                                  =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11.8 million, $11.5 million, and $11.1 million for fiscal years 2003, 2002, and 2001, respectively.

NOTE 9. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and certain commodity prices which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

Foreign Currency: The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 28, 2003, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2003 to June 2004 for 125 million pesos. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales.

At June 28, 2003, the fair value of the open contracts was an after-tax gain of approximately $0.3 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 28, 2003, approximately $0.1 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 8, 2002, which matured June 30, 2003, and two swap agreements on May 29, 2003, which mature June 30, 2004. All three swap agreements are designated as cash flow hedges of the Company's forecasted corrugated purchases. At June 28, 2003, the Company had open swaps hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreements is an after-tax loss of approximately $18,000 recorded in accumulated other comprehensive income in shareholder's equity.

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into two swap agreements on April 11, 2002 and January 28, 2003 designated as cash flow hedges of its forecasted polyethylene purchases. The termination dates for the agreements were June 30, 2003 and June 30, 2004, respectively. The swaps hedge approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax gain of approximately $24,000 recorded in accumulated other comprehensive income in shareholder's equity.

NOTE 10.      DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)
                                                            Successor        Predecessor
                                                            June 28,          June 29,
                                                              2003              2002
                                                           ----------        ---------
Term Loan Facility                                         $268,650         $400,800
Senior Subordinated Notes                                   207,086          200,015
Subordinated Promissory Note (net of discount)                    0           32,696
Other                                                         3,845            4,462
                                                           --------         --------
Total debt                                                  479,581          637,973
Less current portion                                        (19,611)         (14,916)
                                                           --------         --------
Total long-term debt                                       $459,970         $623,057
                                                           ========         ========

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

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 28, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of June 28, 2003, the interest rate under the Term Loan Facility was approximately 3.77 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The amount of "excess cash flow" at June 28, 2003 is estimated to be $13.1 million. This amount is required to be paid on or before October 11, 2003.

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

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

Additionally, in order to facilitate the Transaction, Birds Eye Foods sought and obtained the consent of the holders of the Notes to amend or waive certain provisions in the indenture governing the Notes.

In connection with the Transaction, the Company recorded the Notes at estimated fair value, $208.2 million. The $8.2 million premium is being amortized against interest expense over the life of the Notes.

Senior Subordinated Notes - 12 1/4 Percent (due 2005, "Old Notes"): In fiscal 1999, in conjunction with the Dean Foods Vegetable Company acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160.0 million aggregate principal amount was previously outstanding. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. In May 2003, the Company repurchased the remaining balance of $15,000.

Subordinated Promissory Note: As partial consideration for the acquisition in fiscal 1999 of the Dean Foods Vegetable Company, the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), the Company issued to Dean Foods a Subordinated Promissory Note for $30.0 million aggregate principal amount due November 22, 2008. On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to GLK, a former joint venture between the Company and Flanagan Brothers, Inc. As a result of the GLK Transaction, the Subordinated Promissory Note was eliminated on a consolidated basis. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosure.

Revolving Credit Facility: Borrowings under short-term Revolving Credit Facilities were as follows:

         (Dollars in Thousands)

                                                                                   Fiscal Years Ended
                                                           -----------------------------------------------------------------
                                                              June 28,                  June 29,                 June 30,
                                                                2003                      2002                     2001
                                                           --------------            ------------             --------------
         Balance at end of period                            $        0                $        0               $       0
         Rate at fiscal year end                                   0.0%                      0.0%                    0.0%
         Maximum outstanding during the period               $   29,100                $  136,300               $ 121,000
         Average amount outstanding during the period        $    6,300                $   83,300               $  76,900
         Weighted average interest rate during the period          4.7%                      5.6%                    9.2%


As of June 29, 2003, there were $25.2 million in letters of credit outstanding under the Revolving Credit Facility.

Fair Value: The estimated fair value of long-term debt outstanding was approximately $487.3 million and $646.3 million at June 28, 2003 and June 29, 2002, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt of $3.8 million carries rates up to 5.76 percent at June 28, 2003 and matures in fiscal 2004.

NOTE 11.      TAXES ON INCOME

The (provision)/benefit for taxes on income include the following:

(Dollars in Thousands)

                                                          Periods Ended
                                                -----------------------------------              Fiscal Years Ended
                                                    Successor           Predecessor         -----------------------------
                                                 August 19, 2002 -     June 30, 2002 -       Predecessor     Predecessor
                                                  June 28, 2003        August 18, 2003      June 29, 2002   June 30, 2001
                                                ------------------     ---------------      -------------   -------------
   Federal -
     Current                                       $    3,593         $   (2,598)           $    766         $    (915)
     Deferred                                         (17,130)             2,253              28,741            (3,118)
                                                   ----------         ----------            --------         ---------
                                                      (13,537)              (345)             29,507            (4,033)
                                                   ----------         ----------            --------         ---------
   State and foreign -
     Current                                              399               (289)             (1,893)             (605)
     Deferred                                          (1,739)               408               3,192              (346)
                                                   ----------         ----------            --------         ---------
                                                       (1,340)               119               1,299              (951)
                                                   ----------         ----------            --------         ---------
                                                   $  (14,877)        $     (226)           $ 30,806         $  (4,984)
                                                   ==========         ==========            ========         =========


A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and discontinued operations is as follows:

                                                              Periods Ended
                                                 -----------------------------------------            Fiscal Years Ended
                                                    Successor               Predecessor       ---------------------------------
                                                 August 19, 2002 -        June 30, 2002 -      Predecessor       Predecessor
                                                    June 28, 2003          August 18, 2003    June 29, 2002     June 30, 2001
                                                 --------------------      ---------------    --------------    -------------
Statutory federal rate                                35.0%               35.0%                   35.0%              35.0%
State and foreign income taxes, net
    of federal income tax benefit                      4.9%                0.3%                    0.8%             (60.7)%
Goodwill and other intangible assets                   0.0%                0.0%                  (15.6)%            101.4%
Meals and entertainment                                0.4%                2.5%                   (0.1)%             24.4%
Dividend received reduction                            0.0%                0.0%                    0.0%              (4.9)%
Other, net                                            (0.3)%               3.2%                   (0.7)%             (4.9)%
                                                      ----                ----                   -----              -----
   Effective Tax Rate                                 40.0%               41.0%                   19.4%              90.3%
                                                      ====                ====                   =====              =====

Deferred tax (liabilities)/assets consist of the following:


(Dollars in Thousands)
                                                                         Successor            Predecessor
                                                                         June 28,              June 29,
                                                                           2003                  2002
                                                                       ------------          -----------
Liabilities -
   Depreciation                                                         $(23,727)            $(46,277)
   Goodwill and other intangible assets                                  (24,122)                   0
   Prepaid manufacturing expense                                          (4,689)              (7,456)
   Investment in Great Lakes Kraut Company, LLC                                0               (2,585)
   Discount on Subordinated Promissory Notes                                   0               (1,180)
                                                                        --------             --------
     Total deferred tax liabilities                                      (52,538)             (57,498)
                                                                        --------             --------
Assets -
   Inventories                                                            13,888               11,919
   Goodwill and other intangible assets                                        0               30,968
   Credits and operating loss carryforwards                               27,667               19,211
   Insurance accruals                                                      2,162                2,681
   Pension/OPEB accruals                                                  18,062               11,053
   Termination Agreement with Pro-Fac Cooperative, Inc.                   12,774                    0
   Restructuring reserves                                                  3,300                    0
   Premium on Senior Subordinated Notes                                    4,379                    0
   Lease premiums                                                          2,116                    0
   Other                                                                   3,924                3,966
                                                                        --------             --------
     Total deferred tax assets                                            88,272               79,798
                                                                        --------             --------
   Net deferred tax assets                                                35,734               22,300
   Valuation allowance                                                   (16,293)             (14,540)
                                                                        --------             --------
     Total                                                              $ 19,441             $  7,760
                                                                        ========             ========

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

As of June 28, 2003, the Company maintained a valuation allowance in the amount of $16.3 million. The valuation allowance was established for foreign and state net operating losses and state tax credits generated during the fiscal year. Prior to fiscal 2003, the Company maintained a valuation allowance in the amount of $14.5 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As the Company cannot assure that realization of the credits is more likely than not to occur, a valuation allowance has been established.

As of June 28, 2003, the Company has carryforwards of $27.7 million regarding federal, foreign, and state tax attributes (net operatign losses and credit carryforwards). Approximately $2.1 million of these attributes will expire on or before June 2008 if not utilized by the Company. The remaining $25.6 million will expire on or before June 2023 if not utilized by the Company.

In January 1995, the Boards of Directors of Birds Eye Foods and Pro-Fac approved appropriate amendments to the Bylaws of Birds Eye Foods to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Birds Eye Foods and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date and prior to the Transaction, a consolidated return was filed on a consolidated basis for Birds Eye Foods and Pro-Fac. Tax expense was allocated to Birds Eye Foods based on its operations.

In conjunction with the Transaction, and effective August 19, 2002, the Company no longer files a consolidated return with Pro-Fac. In addition, the Company does not qualify as a cooperative under Subchapter T of the Internal Revenue Code. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

NOTE 12.      PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

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

In September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain for the year ended June 29, 2002.

The Company also participates in several union sponsored pension plans. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans are paid when incurred and billed by the sponsoring union or plan.

As a result of the Transaction, the Company recorded previously unrecognized actuarial losses and unrecognized prior service costs of $10.4 million in its purchase price allocation.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 28, 2003 and June 29, 2002.

(Dollars in Thousands)                                                                 Pension Benefits
                                                                           -----------------------------------------
                                                                                      Fiscal Years Ended
                                                                           -----------------------------------------
                                                                               Successor             Predecessor
                                                                                June 28,                June 29,
                                                                                  2003                    2002
                                                                               -----------              -----------
Change in benefit obligation:
   Benefit obligation at beginning of period                                   $106,371               $105,017
   Service cost                                                                   4,007                  4,227
   Interest cost                                                                  7,683                  7,604
   Plan participants' contributions                                                  76                     78
   Plan amendments                                                                   45                     99
   Curtailment                                                                        0                 (3,962)
   Reversal of deferred compensation reserve                                          0                    200
   Actuarial loss                                                                12,765                  1,159
   Benefits paid                                                                 (8,521)                (8,353)
   Adjustment for prior business combination                                          0                    302
                                                                               --------               --------
     Benefit obligation at end of period                                        122,426                106,371
                                                                               --------               --------
Change in plan assets:
   Fair value of plan assets at beginning of period                              87,066                 95,020
   Actual loss on plan assets                                                   (12,083)                  (205)
   Employer contribution                                                            715                    281
   Plan participants' contributions                                                  76                     78
   Benefits paid                                                                 (8,521)                (8,353)
   Adjustment for prior business combination                                         25                    245
                                                                               --------               --------
     Fair value of plan assets at end of period                                  67,278                 87,066
                                                                               --------               --------

Plan funded status                                                              (55,148)               (19,305)
   Unrecognized prior service cost                                                   45                    562
   Unrecognized net actuarial loss                                               23,295                  1,735
   Employer contributions during period from measurement date
     to fiscal year-end                                                          14,440                      0
                                                                               --------               --------
     Accrued benefit liability net of additional minimum pension liability     $(17,368)              $(17,008)
                                                                               ========               ========

Amounts recognized in the statement of financial position:

   Accrued benefit liability                                                   $(50,277)              $(17,581)
   Prepaid pension cost                                                          14,440                      0
   Intangible asset                                                                  45                      0
   Accumulated other comprehensive income - minimum pension liability(1)         18,424                    573
                                                                               --------               --------
     Net amount recognized                                                     $(17,368)              $(17,008)
                                                                               ========               ========-

Weighted-average assumptions:

   Discount rate                                                                    6.6%                   7.4%
   Expected return on plan assets                                                   8.0/8.5%               8.0/9.5%
   Rate of compensation increase                                                    3.8/3.5%               3.8/3.5%

(1) The fair value of the Company's pension plan assets was below the accumulated benefit obligation at the plan's March measurement date in fiscal 2003 and fiscal 2002 by $18.4 million and $0.6 million, respectively. In accordance with SFAS 87, "Employers' Accounting for Pensions," the net of tax amount of $11.3 million and $0.6 million of accumulated other comprehensive loss as of June 28, 2003 and June 29, 2002, respectively, was included on the balance sheet.

Net periodic benefit cost in fiscal years 2003, 2002, and 2001 is comprised of the following:

                                                                                    Pension Benefits
                                                                       ---------------------------------------------
                                                                                   Fiscal Years Ended
                                                                       ---------------------------------------------
                                                                       June 28,         June 29,          June 30,
                                                                         2003             2002             2001
                                                                       ---------       ---------         ---------
Components of net periodic benefit cost:
   Service cost                                                       $ 4,007          $ 4,227          $ 4,907
   Interest cost                                                        7,683            7,604            7,729
   Expected return on plan assets                                      (6,621)          (8,931)         (10,424)
   Amortization of prior service cost                                      15              124              193
   Amortization of loss/(gain)                                             17             (609)          (1,810)
                                                                      -------          -------          -------
Net periodic benefit cost - Company plans                               5,101            2,415              595
Net periodic benefit cost - union plans                                   670              841              819
                                                                      -------          -------          -------
Total periodic benefit cost                                             5,771            3,256            1,414
Gain from pension curtailment, net                                          0           (2,472)               0
                                                                      -------          -------          -------
Total pension cost                                                    $ 5,771          $   784          $ 1,414
                                                                      =======          =======          =======

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                 Master Hourly                   Master Salaried                 Excess Benefit
                                 Pension Plan                    Retirement Plan                 Retirement Plan
                              Fiscal Years Ended                Fiscal Years Ended              Fiscal Years Ended
                           ------------------------------   ----------------------------    ----------------------------
                           June 28, 2003    June 29, 2002   June 28, 2003  June 29, 2002    June 28, 2003  June 29, 2002
                           -------------    -------------   -------------  -------------    -------------  -------------
Projected benefit obligation     $ 76,124    $ 67,205       $ 41,654       $ 35,246         $  933         $  884
Accumulated benefit obligation     72,938      64,164         40,023         33,922            867            802
Plan assets                        47,112      60,492         19,906         26,333              0              0


                                  Supplemental Executive              Supplemental Executive        Southland Frozen Foods
                                  Retirement Plan No. 1            Retirement Agreement No. 2            Pension Plan
                                   Fiscal Years Ended                  Fiscal Years Ended             Fiscal Years Ended
                              ------------------------------      ----------------------------    ----------------------------
                              June 28, 2003    June 29, 2002      June 28, 2003  June 29, 2002    June 28, 2003  June 29, 2002
                              -------------    -------------      -------------  -------------    -------------  -------------
Projected benefit obligation   $  1,955        $  1,912           $  1,461       $    802         $  300         $  322
Accumulated benefit obligation    1,955           1,912              1,461            802            300            322
Plan assets                           0               0                  0              0            260            241



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

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 28, 2003 and June 29, 2002.


(Dollars in Thousands)
                                                                                   Other Benefits
                                                                     -----------------------------------------
                                                                                 Fiscal Years Ended
                                                                     -----------------------------------------
                                                                        June 28,                    June 29,
                                                                          2003                        2002
                                                                      -----------                  -----------
Change in benefit obligation:
   Benefit obligation at beginning of period                          $    3,817                   $    6,333
   Service cost                                                               43                          126
   Interest cost                                                             266                          492
   Plan amendments                                                          (114)                        (515)
   Actuarial loss/(gain)                                                      17                       (2,189)
   Benefits paid                                                            (391)                        (430)
                                                                      ----------                   ----------
     Benefit obligation at end of period                                   3,638                        3,817
                                                                      ----------                   ----------

Change in plan assets:
   Fair value of assets at beginning of period                                 0                            0
   Employer contribution                                                     391                          430
   Benefits paid                                                            (391)                        (430)
                                                                      ----------                   ----------
     Fair value of assets at end of period                                     0                            0
                                                                      ----------                   ----------

Plan funded status:                                                       (3,638)                      (3,817)
   Unrecognized prior service cost                                          (114)                      (1,266)
   Unrecognized actuarial loss/(gain)                                         18                         (114)
                                                                      ----------                   -----------
     Accrued benefit liability                                            (3,734)                      (5,197)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                          $   (3,734)                  $   (5,197)
                                                                      ==========                   ==========

Weighted-average assumptions:

   Discount rate                                                             6.6%                         7.4%
   Expected return on plan assets                                             N/A                           N/A
   Rate of compensation increase                                             3.8%                         3.8%

                                                                                     Other Benefits
                                                                     --------------------------------------
                                                                                   Fiscal Years Ended
                                                                     --------------------------------------
                                                                     June 28,      June 29,      June 30,
                                                                       2003          2002          2001
                                                                     ---------    ---------      --------
Components of net periodic benefit cost:
   Service cost                                                      $ 43          $ 126           $170
   Interest cost                                                      266            492            429
   Amortization of prior service cost                                 (60)          (141)             0
   Amortization of loss                                                 0            201             20
                                                                     ----          -----           ----
   Net periodic benefit cost                                         $249          $ 678           $619
                                                                     ====          =====           ====

For measurement purposes, an 11.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

                                                                         1-Percentage       1-Percentage
                                                                         Point Increase     Point Decrease
                                                                         --------------     --------------
Effect on total of service and interest cost components for fiscal 2003       $ 18              $ (13)
Effect on postretirement benefit obligation at June 28, 2003                  $181              $(121)

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2003, 2002, and 2001, the Company allocated approximately $1.3 million, $1.3 million, and $1.2 million, respectively, in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintains a Non- Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The Company allocated $0.3 million each year during fiscal 2003, 2002, and 2001 in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Birds Eye Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Birds Eye Foods' performance on earnings and debt repayment.

On June 26, 2002, the Company terminated the Equity Value Plan and all benefit payments have been made as of June 28, 2003.

NOTE 13. OPERATING SEGMENTS

The Company is organized by product line for management reporting. In the fourth quarter of fiscal 2003, the Company changed its segments to conform to new internal management reporting used to monitor and manage financial performance. The Company now has three primary segments in which it operates: branded frozen, branded dry, and non-branded. Historical segment information has been reclassified to conform with this change.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial markets. The Company's private label products include frozen and canned vegetables, salad dressings, salsa, chili products, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, Southern frozen vegetable specialty products, specialties, frozen breaded and battered products, and frozen and canned fruit.

During fiscal 2003, one customer accounted for 12 percent of the Company's consolidated net sales. In addition, this customer represented 18 percent of the branded frozen segment's net sales in fiscal 2003.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)


                                                           Periods Ended
                                                 -----------------------------------          Fiscal Years Ended
                                                    Successor          Predecessor      -------------------------------
                                                 August 19, 2002 -   June 30, 2002 -     Predecessor       Predecessor
                                                  June 28, 2003      August 18, 2002    June 29, 2002     June 30, 2001
                                                 ---------------     ---------------    -------------     -------------
Net Sales:
   Branded frozen                                   $  305.0           $  35.8           $  368.8            $   404.5
   Branded dry                                         194.6              23.6              222.3                235.8
   Non-branded                                         279.4              39.9              373.4                453.4
                                                    --------           -------           --------            ---------
Total continuing segments                           $  779.0           $  99.3           $  964.5            $ 1,093.7
                                                    ========           =======           ========            =========
Operating income:
   Branded frozen                                   $   49.4           $   4.7           $   75.7            $    71.5
   Branded dry                                          39.1               4.7               40.5                 33.0
   Non-branded                                         (10.5)             (1.3)             (15.9)               (22.1)
   Corporate charges(1)                                  0.0               0.0               (2.6)                 0.0
                                                    --------           -------           --------            ---------
Continuing segment operating income                     78.0               8.1               97.7                 82.4
Gain from pension curtailment(2)                         0.0               0.0                2.5                  0.0
Goodwill impairment charge                               0.0               0.0             (179.0)                 0.0
                                                    --------           -------           --------            ---------
Operating income/(loss) before dividing with Pro-Fac    78.0               8.1              (78.8)                82.4
Interest expense                                       (40.8)             (7.5)             (63.0)               (76.1)
                                                    --------           -------           --------            ---------
Pretax income/(loss) from continuing operations
   and before dividing with Pro-Fac                 $   37.2           $   0.6           $ (141.8)           $     6.3
                                                    ========           =======           ========            =========
Total Assets:
   Branded frozen                                   $  360.8                             $  300.0            $   414.3
   Branded dry                                         144.7                                134.9                178.8
   Non-branded                                         274.2                                372.8                427.5
   Other(3)                                            116.2                                 46.1                 57.9
                                                    --------                             --------            ---------
     Continuing segments                               895.9                                853.8              1,078.5
   Assets held for sale                                 13.5                                  3.9                  0.1
                                                    --------                             --------            ---------
       Total                                        $  909.4                             $  857.7            $ 1,078.6
                                                    ========                             ========            =========
Depreciation expense:
   Branded frozen                                   $    7.1           $   1.1           $    8.9            $     7.4
   Branded dry                                           3.0               0.5                4.4                  4.5
   Non-branded                                          10.8               2.1               15.1                 16.5
                                                    --------           -------           --------            ---------
     Continuing segments                                20.9               3.7               28.4                 28.4
   Discontinued operations                               1.2               0.1                2.5                  2.3
                                                    --------           -------           --------            ---------
       Total                                        $   22.1           $   3.8           $   30.9            $    30.7
                                                    ========           =======           ========            =========
Amortization expense:
   Branded frozen                                   $    0.6           $   0.0           $    0.0            $     5.9
   Branded dry                                           0.4               0.0                0.2                  2.6
   Non-branded                                           1.3               0.1                0.9                  1.1
                                                    --------           -------           --------            ---------
     Continuing segments                                 2.3               0.1                1.1                  9.6
   Discontinued operations                               0.0               0.0                0.0                  0.3
                                                    --------           -------           --------            ---------
       Total                                        $    2.3           $   0.1           $    1.1            $     9.9
                                                    ========           =======           ========            =========
Capital Expenditures:
   Branded frozen                                   $    5.6           $   1.3           $    3.0            $     4.9
   Branded dry                                           3.7               0.2                4.1                 10.2
   Non-branded                                           4.9               0.7                7.9                 10.0
                                                    --------           -------           --------            ---------
       Total                                        $   14.2           $   2.2           $   15.0            $    25.1
                                                    ========           =======           ========            =========

(1) Represents restructuring expenses which are not allocated to individual segments. See NOTE 15 to the "Notes to Consolidated Financial Statements".

(2) The gain from pension curtailment is excluded from continuing segment operating income as management believes the gain is non-recurring.

(3) Includes corporate assets of the Company, not allocated to individual segments.

NOTE 14.      GUARANTEES AND INDEMNIFICATIONS

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

The Company enters into agreements with indemnification provisions in the ordinary course of business with its customers, suppliers, service providers and business partners. In such instances, the Company usually indemnifies, holds harmless and agrees to reimburse the indemnified party for claims, actions, liabilities, losses and expenses in connection with any Birds Eye Foods infringement of third party intellectual property or proprietary rights, or when applicable, in connection with any personal injuries or property damage resulting from any Birds Eye Foods' products sold or services provided. Additionally, the Company may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Birds Eye Foods, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider varies from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The terms of these indemnification provisions are generally not limited. The maximum potential future payments that the Company could be required to make under these indemnification provisions are unlimited. The maximum potential future payments that the Company could be required to make under these indemnification provisions are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Company's financial position, results of operations or cash flows.

The Company has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Birds Eye Foods' request in such capacities. Furthermore, the Company is incorporated in the state of Delaware which requires corporations to indemnify their officers and directors under certain circumstances. The term of the indemnification period is for the director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to the claims.

Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. The guarantee expires in 2015 and requires payment upon the occurrence of a shortfall in third-party revenue from the utilization of the sewage treatment plant. In the event of such shortfall, Birds Eye Foods would be required to pay the remainder of the loan for the City of Montezuma. As of June 28, 2003, the outstanding loan amount, including interest, was $2.0 million. In connection with the exit plan described in NOTE 2 to the "Notes to Consolidated Financial Statements," a liability of approximately $1.4 million has been recorded to reflect that portion associated with the fresh production operations of Montezuma, Georgia.

Subsidiary Guarantors: Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of the Company and Pro-Fac (Pro-Fac files periodic reports under the Securities Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. Prior to the Transaction, the Company's obligations under the senior credit facilities with Harris Trust and Savings Bank were fully and unconditionally guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                                      Successor
                                                                               Statement of Operations
                                                                           August 19, 2002 - June 28, 2003
                                                     ------------------------------------------------------------------------
                                                       Birds Eye     Subsidiary    Non-Guarantor    Eliminating
                                                       Foods, Inc.   Guarantors    Subsidiaries       Entries    Consolidated
                                                     -------------   ----------    -------------  ------------- -------------
(Dollars in Thousands)
Net sales                                            $   763,273     $   29,787     $        0      $ (14,011)   $   779,049
Cost of sales                                           (585,862)       (22,799)             0         12,260       (596,401)
                                                     -----------     ----------     ----------      ---------    -----------
Gross profit                                             177,411          6,988              0         (1,751)       182,648
Selling, administrative, and general expenses           (103,485)        (2,967)             0              0       (106,452)
Other (expense)/income                                   (39,920)        40,147              0           (227)             0
Income from former joint venture                           1,770              0              0              0          1,770
Income from subsidiaries                                  33,623            839              0        (34,462)             0
                                                     -----------     ----------     ----------      ---------    -----------
Operating income before discontinued
   operations                                             69,399         45,007              0        (36,440)        77,966
Interest (expense)/income                                (51,176)         8,498          1,889              0        (40,789)
                                                     -----------     ----------     ----------      ---------    -----------
Pretax income before discontinued operations              18,223         53,505          1,889        (36,440)        37,177
Tax benefit/(provision)                                    4,077        (18,954)             0              0        (14,877)
                                                     -----------     ----------     ----------      ---------    -----------
Net (loss)/income before discontinued operations          22,300         34,551          1,889        (36,440)        22,300
Discontinued operations (net of a tax provision
   of $624)                                               (1,544)             0              0              0         (1,544)
                                                     ------------    ----------     ----------      ---------    -----------
Net income                                           $    20,756     $   34,551     $    1,889      $ (36,440)   $    20,756
                                                     ===========     ==========     ==========      =========    ===========


                                                                                    Predecessor
                                                                              Statement of Operations
                                                                            June 30, 2002 - August 18, 2002
                                                      ----------------------------------------------------------------------
                                                         Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                        Foods, Inc.   Guarantors   Subsidiaries      Entries    Consolidated
                                                      -------------  -----------  --------------  ------------  ------------
(Dollars in Thousands)
Net sales                                              $   96,740    $     2,476    $   1,069      $   (1,069)   $   99,216
Cost of sales                                             (74,644)        (1,611)      (1,432)          1,432       (76,255)
                                                       ----------    -----------    ---------      ----------    -----------
Gross profit/(loss)                                        22,096            865         (363)            363        22,961
Selling, administrative, and general expenses             (14,668)          (488)           0               0       (15,156)
Other (expense)/income                                     (5,507)         5,507           41             (41)            0
Income from former joint venture                              277              0            0               0           277
Income from subsidiaries                                    4,588              0            0          (4,588)            0
                                                       ----------    -----------    ---------          ------    ----------
Operating income/(loss) before
   discontinued operations                                  6,786          5,884         (322)         (4,266)        8,082
Interest (expense)/income                                  (8,853)         1,322            0               0        (7,531)
                                                       ----------    -----------    ---------      ----------    -----------
Pretax (loss)/income before discontinued operations        (2,067)         7,206         (322)         (4,266)          551
Tax benefit/(provision)                                     2,392         (2,572)         (46)              0          (226)
                                                       ----------    -----------    ---------      ----------    ----------
Net income/(loss) before discontinued operations              325          4,634         (368)         (4,266)          325
Discontinued operations (net of a tax benefit of $167)       (240)             0            0               0          (240)
                                                       ----------    -----------    ---------      ----------    ----------
Net income/(loss)                                      $       85    $     4,634    $    (368)     $   (4,266)   $       85
                                                       ==========    ===========    =========      ==========    ==========

                                                                                      Successor
                                                                                    Balance Sheet
                                                                                    June 28, 2003
                                                     --------------------------------------------------------------------------
                                                      Birds Eye     Subsidiary    Non-Guarantor    Eliminating
                                                     Foods, Inc.    Guarantors    Subsidiaries       Entries       Consolidated
                                                     -----------    ----------    ------------     -----------     ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $   153,619      $      137   $        0      $         0      $   153,756
   Accounts receivable, net                               56,441           3,630            0                0           60,071
   Inventories -
     Finished goods                                      185,423             560            0                0          185,983
     Raw materials and supplies                           19,813             788            0                0           20,601
                                                     -----------      ----------   ----------      -----------      -----------
       Total inventories                                 205,236           1,348            0                0          206,584

   Other current assets                                   59,323          (3,151)           0                0           56,172
                                                     -----------      ----------   ----------      -----------      -----------
       Total current assets                              474,619           1,964            0                0          476,583

   Property, plant, and equipment, net                   187,819           7,380            0                0          195,199
   Investment in subsidiaries                            298,030          11,939            0         (309,969)               0
   Goodwill and other intangible assets, net              44,088         161,283            0                0          205,371
   Other assets                                           31,919         102,545       26,889         (129,123)          32,230
                                                     -----------      ----------   ----------      -----------      -----------
       Total assets                                  $ 1,036,475      $  285,111   $   26,889      $  (439,092)     $   909,383
                                                     ===========      ==========   ==========      ===========      ===========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $    19,611      $        0   $        0      $         0      $    19,611
   Current portion of Termination and Transitional
     Service Agreements with Pro-Fac
     Cooperative, Inc.                                     9,403               0            0                0            9,403
   Accounts payable                                       65,826           1,324            0                0           67,150
   Accrued interest                                        4,106               0            0                0            4,106
   Intercompany loans                                      1,987          (1,987)           0                0                0
   Other current liabilities                              56,718           2,694            0                0           59,412
                                                     -----------      ----------   ----------      -----------      -----------
       Total current liabilities                         157,651           2,031            0                0          159,682
   Long-term debt                                        486,859               0            0          (26,889)         459,970
   Long-term portion of Termination and
     Transitional Service Agreements
     with Pro-Fac Cooperative, Inc.                       24,031               0            0                0           24,031
   Other non-current liabilities                         156,397               0            0         (102,234)          54,163
                                                     -----------      ----------   ----------      -----------      -----------

       Total liabilities                                 824,938           2,031            0         (129,123)         697,846

   Shareholder's equity                                  211,537         283,080       26,889         (309,969)         211,537
                                                     -----------      ----------   ----------      -----------      -----------

       Total liabilities and shareholder's equity    $ 1,036,475      $  285,111   $   26,889      $  (439,092)     $   909,383
                                                     ===========      ==========   ==========      ===========      ===========

                                                                                         Successor
                                                                                   Statement of Cash Flows
                                                                               August 19, 2002 - June 28, 2003
                                                          --------------------------------------------------------------------
                                                            Birds Eye   Subsidiary   Non-Guarantor   Eliminating
                                                           Foods, Inc.  Guarantors   Subsidiaries      Entries    Consolidated
                                                          ------------  ----------  --------------  -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                              $    20,756   $  34,551      $ 1,889     $  (36,440)    $   20,756
   Adjustments to reconcile net income to cash
     provided by operating activities -
       Amortization of certain intangible assets                 1,606         656            0              0          2,262
       Depreciation                                             21,562         567            0              0         22,129
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind      11,086           0       (1,889)             0          9,197
       Equity in earnings of former joint
         venture                                                (1,109)          0            0              0         (1,109)
       Equity in earnings of subsidiaries                      (33,623)       (839)           0         34,462              0
       Equity in undistributed earnings of CoBank                  (29)          0            0              0            (29)
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                                (455)          0            0              0           (455)
       Provision/(benefit) for deferred taxes                   13,481           0            0              0         13,481
       Provision for losses on accounts receivable                 480          90            0              0            570
       Change in working capital                                92,246      (6,343)           0          1,978         87,881
                                                           -----------   ----------     -------     ----------     ----------
Net cash provided by operating activities                      126,001      28,682            0              0        154,683

Cash Flows From Investing Activities:

   Purchase of property, plant, and equipment                  (13,868)       (307)           0              0        (14,175)
   Proceeds from disposals                                      27,338          11            0              0         27,349
   Proceeds from note receivable                                 4,978           0            0              0          4,978
   Issuance of note receivable to Pro-Fac Cooperative, Inc.       (700)          0            0              0           (700)
   Proceeds from investment in CoBank                            3,053           0            0              0          3,053
   Repayments from former joint venture                          6,285           0            0              0          6,285
   Disposition of investment in former joint venture            13,900           0            0              0         13,900
   Investment in GLK, LLC                                            0     (11,100)           0         11,100              0
   Dividends received                                           29,530           0            0        (29,530)             0
                                                           -----------   ---------      -------     ----------     ----------
Net cash provided by/(used in) investing activities             70,516     (11,396)           0        (18,430)        40,690

Cash Flows From Financing Activities:

   Proceeds from issuance of long-term debt                    270,000           0            0              0        270,000
   Birds Eye Holdings Inc. investment                          175,590           0            0              0        175,590
   Payments on Subordinated Promissory Note                    (25,000)          0            0              0        (25,000)
   Net payments on prior revolving credit facility             (22,000)          0            0              0        (22,000)
   Payments on long-term debt                                 (402,488)          0            0              0       (402,488)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                 (12,118)          0            0              0        (12,118)
   Payments on capital lease                                      (775)          0            0              0           (775)
   Cash paid for debt issuance costs                           (24,743)          0            0              0        (24,743)
   Cash paid for transaction fees                               (6,000)          0            0              0         (6,000)
   Dividends paid                                                    0     (29,530)           0         29,530              0
   Birds Eye Foods, Inc. investment                                  0      11,100            0        (11,100)             0
                                                           -----------   ---------      -------     ----------     ----------
Net cash used in financing activities                          (47,534)    (18,430)           0         18,430        (47,534)
                                                           -----------   ---------      -------     ----------     ----------

Net change in cash and cash equivalents                        148,983      (1,144)           0              0        147,839

Cash and cash equivalents at beginning of period                 4,636       1,281            0              0          5,917
                                                           -----------   ---------      -------     ----------     ----------
Cash and cash equivalents at end of period                 $   153,619   $     137      $     0     $        0     $  153,756
                                                           ===========   =========      =======     ==========     ==========

                                                                                        Predecessor
                                                                                   Statement of Cash Flows
                                                                                June 30, 2002 - August 18, 2002
                                                           --------------------------------------------------------------------
                                                             Birds Eye   Subsidiary  Non-Guarantor   Eliminating
(Dollars in Thousands)                                      Foods, Inc.  Guarantors   Subsidiaries      Entries    Consolidated
                                                           ------------  ---------- ---------------  ------------  ------------
Cash Flows From Operating Activities:
   Net income/(loss)                                       $        85    $   4,634   $   (368)      $   (4,266)   $       85
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities -
       Amortization of certain intangible assets                    50           94           0               0           144
       Depreciation                                              3,741           69          23               0         3,833
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind       1,201            0           0               0         1,201
       Equity in undistributed earnings of Great
         Lakes Kraut Company, LLC                                 (277)           0           0               0          (277)
       Equity in earnings of subsidiaries                       (4,588)           0           0           4,588             0
       Change in working capital                               (37,661)       3,890       1,252            (322)      (32,841)
                                                           -----------    ---------  ----------      ----------    ----------
Net cash (used in)/provided by operating activities            (37,449)       8,687         907               0       (27,855)

Cash Flows From Investing Activities:

   Purchase of property, plant, and equipment                   (2,181)           0          (6)              0        (2,187)
   Proceeds from investment in CoBank                            1,115            0           0               0         1,115
   Advances to Great Lakes Kraut Company, LLC                   (1,512)           0           0               0        (1,512)
   Dividends received                                            8,750            0           0          (8,750)            0
                                                           -----------    ---------  ----------      ----------    ----------
Net cash provided by/(used in) investing activities              6,172            0          (6)         (8,750)       (2,584)

Cash Flows From Financing Activities:

   Net proceeds from old revolving credit facility              22,000            0           0               0        22,000
   Payments on long-term debt                                     (292)           0           0               0          (292)
   Payments on capital leases                                      (38)           0           0               0           (38)
   Dividends paid                                                    0       (8,750)          0           8,750             0
                                                           -----------    ---------  ----------      ----------    ----------
Net cash provided by/(used in) financing activities             21,670       (8,750)          0           8,750        21,670
                                                           -----------    ---------  ----------      ----------    ----------

Net change in cash and cash equivalents                         (9,607)         (63)        901               0        (8,769)

Cash and cash equivalents at beginning of period                14,243          121         322               0        14,686
                                                           -----------    ---------  ----------      ----------    ----------
Cash and cash equivalents at end of period                 $     4,636    $      58  $    1,223      $        0    $    5,917
                                                           ===========    =========  ==========      ==========    ==========

                                                                                     Predecessor
                                                                               Statement of Operations
                                                                           Fiscal Year Ended June 29, 2002
                                                     --------------------------------------------------------------------------
                                                        Birds Eye   Subsidiary    Non-Guarantor   Eliminating
                                                       Foods, Inc.  Guarantors    Subsidiaries      Entries        Consolidated
                                                     -------------  ----------    -------------   ------------     ------------
(Dollars in Thousands)
Net sales                                            $   948,710    $   15,744      $   17,318     $   (17,318)    $   964,454
Cost of sales                                           (740,289)      (10,862)        (17,304)         17,304        (751,151)
                                                     -----------    ----------      ----------     -----------     -----------
Gross profit                                             208,421         4,882              14             (14)        213,303
Other (expense)/income                                   (52,852)       52,702             816            (816)           (150)
Selling, administrative and general expenses            (111,687)       (3,716)              0               0        (115,403)
Goodwill impairment charge                               (41,260)     (137,765)              0               0        (179,025)
Income from Great Lakes Kraut Company, LLC                 2,457             0               0               0           2,457
Loss from subsidiaries                                   (96,918)            0               0          96,918               0
                                                     -----------    ----------      ----------     -----------     -----------
Operating (loss)/income before dividing with Pro-Fac     (91,839)      (83,897)            830          96,088         (78,818)
Interest (expense)/income                                (73,500)       10,499               0               0         (63,001)
                                                     -----------    ----------      ----------     -----------     -----------
Pretax (loss)/income before dividing with Pro-Fac       (165,339)      (73,398)            830          96,088        (141,819)
Pro-Fac share of income                                  (16,842)            0               0               0         (16,842)
                                                     -----------    ----------      ----------     -----------     -----------
Pretax (loss)/income before discontinued operations     (182,181)      (73,398)            830          96,088        (158,661)
Tax benefit/(provision)                                   54,326       (22,975)           (545)              0          30,806
                                                     -----------    ----------      ----------     -----------     -----------
Net (loss)/income before discontinued operations        (127,855)      (96,373)            285          96,088        (127,855)
Discontinued operations (net of a tax benefit
   of $684)                                               (2,839)            0               0               0          (2,839)
                                                     -----------    ----------      ----------     -----------     -----------
Net (loss)/income                                    $  (130,694)   $  (96,373)     $      285     $    96,088     $  (130,694)
                                                     ===========    ==========      ==========     ===========     ===========

                                                                                     Predecessor
                                                                               Statement of Operations
                                                                           Fiscal Year Ended June 30, 2001
                                                     -------------------------------------------------------------------------
                                                      Birds Eye      Subsidiary    Non-Guarantor   Eliminating
                                                     Foods, Inc.     Guarantors    Subsidiaries      Entries      Consolidated
                                                     -----------    ------------   -------------   -----------    ------------
(Dollars in Thousands)
Net sales                                            $ 1,077,460      $   16,282     $   17,329      $ (17,329)    $ 1,093,742
Cost of sales                                           (872,024)        (10,751)       (16,461)        16,461        (882,775)
                                                     -----------      ----------     ----------      ---------     -----------
Gross profit                                             205,436           5,531            868           (868)        210,967
Other (expense)/income                                   (56,586)         56,586            627           (627)              0
Selling, administrative, and general expenses           (120,598)         (9,795)             0              0        (130,393)
Income from Great Lakes Kraut Company, LLC                 1,779               0              0              0           1,779
Income from subsidiaries                                  39,521               0              0        (39,521)              0
                                                     -----------      ----------     ----------      ---------     -----------
Operating income before dividing with Pro-Fac             69,552          52,322          1,495        (41,016)         82,353
Interest (expense)/income                                (86,138)         10,037             91            (91)        (76,101)
                                                     -----------      ----------     ----------      ---------     -----------
Pretax (loss)/income before dividing with Pro-Fac        (16,586)         62,359          1,586        (41,107)          6,252
Pro-Fac share of income                                     (732)              0              0              0            (732)
                                                     -----------      ----------     ----------      ---------     -----------
Pretax (loss)/income before discontinued operations      (17,318)         62,359          1,586        (41,107)          5,520
Tax benefit/(provision)                                   17,854         (22,163)          (675)             0          (4,984)
                                                     -----------      ----------     ----------      ---------     -----------
Net income before discontinued operations                    536          40,196            911        (41,107)            536
Discontinued operations (net of a tax benefit
   of $4,324)                                               (465)              0              0              0            (465)
                                                     -----------      ----------     ----------      ---------     -----------
Net income                                           $        71      $   40,196     $      911      $ (41,107)    $        71
                                                     ===========      ==========     ==========      =========     ===========

                                                                                     Predecessor
                                                                                    Balance Sheet
                                                                                    June 29, 2002
                                                     --------------------------------------------------------------------------
                                                        Birds Eye     Subsidiary   Non-Guarantor    Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries       Entries     Consolidated
                                                     -------------  -------------  -------------    -----------  --------------
(Dollars in Thousands)
Assets
Current assets:
   Cash and cash equivalents                         $    14,243      $      121    $      322      $         0    $    14,686
   Accounts receivable, net                               73,055           2,945             0                0         76,000
   Inventories -
     Finished goods                                      266,110             223           136                0        266,469
     Raw materials and supplies                           27,064             623           159                0         27,846
                                                     -----------      ----------    ----------      -----------    -----------
       Total inventories                                 293,174             846           295                0        294,315

   Other current assets                                   59,729            (158)          257                0         59,828
                                                     -----------      ----------    ----------      -----------    -----------
       Total current assets                              440,201           3,754           874                0        444,829
Property, plant and equipment, net                       280,796           3,883         3,441                0        288,120
Investment in subsidiaries                               163,093               0             0         (163,093)             0
Goodwill and other intangible assets, net                 12,406          55,109             0                0         67,515
Other assets                                              57,031         103,655             0         (103,409)        57,277
                                                     -----------      ----------    ----------      -----------    -----------

       Total assets                                  $   953,527      $  166,401    $    4,315      $  (266,502)   $   857,741
                                                     ===========      ==========    ==========      ===========    ===========

Liabilities and Shareholder's Equity
Current liabilities:
   Current portion of long-term debt                 $    14,916      $        0    $        0      $         0    $    14,916
   Accounts payable                                       70,225             836           137                0         71,198
   Accrued interest                                        6,255               0             0                0          6,255
   Intercompany loans                                       (115)            275          (160)               0              0
   Other current liabilities                              43,319           5,712           823                0         49,854
                                                     -----------      ----------    ----------      -----------    -----------
       Total current liabilities                         134,600           6,823           800                0        142,223

Long-term debt                                           623,057               0             0                0        623,057
Other non-current liabilities                            134,855               0             0         (103,409)        31,446
                                                     -----------      ----------    ----------      -----------    -----------
       Total liabilities                                 892,512           6,823           800         (103,409)       796,726

Shareholder's equity                                      61,015         159,578         3,515         (163,093)        61,015
                                                     -----------      ----------    ----------      -----------    -----------
       Total liabilities and shareholder's equity    $   953,527      $  166,401    $    4,315      $  (266,502)   $   857,741
                                                     ===========      ==========    ==========      ===========    ===========

                                                                                     Predecessor
                                                                               Statement of Cash Flows
                                                                           Fiscal Year Ended June 29, 2002
                                                     ------------------------------------------------------------------------
                                                        Birds Eye    Subsidiary    Non-Guarantor   Eliminating
                                                       Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -------------  ------------  --------------  -------------  ------------
(Dollars in Thousands)
Net (loss)/income                                    $  (130,694)    $  (96,373)    $      285     $    96,088    $  (130,694)
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
     Goodwill impairment charge                           41,260        137,765              0               0        179,025
     Amortization of certain intangible assets               397            750              0               0          1,147
     Depreciation                                         30,012            548            290               0         30,850
     Amortization of debt issue costs, amendment
       costs, debt discounts and premiums, and interest
       in-kind                                             6,968              0              0               0          6,968
     Equity in undistributed earnings of Great
       Lakes Kraut Company, LLC                           (1,795)             0              0               0         (1,795)
     Equity in earnings of subsidiaries                   96,918              0              0         (96,918)             0
     Equity in undistributed earnings of CoBank              (97)             0              0               0            (97)
     Benefit for deferred taxes                          (31,934)             0              0               0        (31,934)
     Provision for losses on accounts receivable             437            120              0               0            557
     Change in working capital                           (47,113)         7,015           (113)            830        (39,381)
                                                     -----------     ----------     ----------     -----------    ------------
Net cash (used in)/provided by operating activities      (35,641)        49,825            462               0         14,646

Cash flows from investing activities:

   Purchase of property, plant, and equipment            (14,875)             0           (151)              0        (15,026)
   Proceeds from disposals                                   595              0              0               0            595
   Proceeds from investment in CoBank                      5,114              0              0               0          5,114
   Repayments from Great Lakes Kraut
     Company, LLC                                          4,016              0              0               0          4,016
   Dividends received                                     49,725              0              0         (49,725)             0
                                                     -----------     ----------     ----------     -----------    -----------
Net cash provided by/(used in) investing activities       44,575              0           (151)        (49,725)        (5,301)

Cash flows from financing activities:

   Payments on long-term debt                            (11,790)             0              0               0        (11,790)
   Payments on capital leases                               (620)             0              0               0           (620)
   Cash paid for debt amendments                          (1,694)             0              0               0         (1,694)
   Capital contributions from Pro-Fac                     11,789              0              0               0         11,789
   Dividends paid                                              0        (49,725)             0          49,725              0
                                                     -----------     ----------     ----------     -----------    -----------
Net cash used in financing activities                     (2,315)       (49,725)             0          49,725         (2,315)
                                                     -----------     -----------    ----------     -----------    -----------
Net change in cash and cash equivalents                    6,619            100            311               0          7,030
Cash and cash equivalents at beginning of period           7,624             21             11               0          7,656
                                                     -----------     ----------     ----------     -----------    -----------
Cash and cash equivalents at end of period           $    14,243     $      121     $      322     $         0    $    14,686
                                                     ===========     ==========     ==========     ===========    ===========

                                                                                         Predecessor
                                                                                   Statement of Cash Flows
                                                                               Fiscal Year Ended June 30, 2001
                                                         ---------------------------------------------------------------------
                                                           Birds Eye    Subsidiary    Non-Guarantor  Eliminating
                                                           Foods, Inc.  Guarantors    Subsidiaries     Entries    Consolidated
                                                         -------------  -----------  -------------- ------------- ------------
(Dollars in Thousands)
Net income                                                  $      71   $  40,196      $      911   $  (41,107)   $        71
Adjustments to reconcile net income to net
   cash provided by operating activities -
     Amortization of certain intangible assets and goodwill     2,803       7,057               0            0          9,860
     Depreciation                                              29,831         572             303            0         30,706
     Amortization of debt issue costs, amendment costs,
       debt discounts and premiums, and interest in-kind        6,964           0               0            0          6,964
     Equity in undistributed earnings of
       Great Lakes Kraut Company, LLC                          (1,243)          0               0            0         (1,243)
     Equity in earnings of subsidiaries                       (39,521)          0               0       39,521              0
     Equity in undistributed earnings of CoBank                   (97)          0               0            0            (97)
     Provision for deferred taxes                               3,464           0               0            0          3,464
     Provision for losses on accounts receivable                  560          50               0            0            610
     Change in working capital                                 20,917     (18,236)           (742)       1,586          3,525
                                                            ---------   ---------      ----------   ----------    -----------
Net cash provided by operating activities                      23,749      29,639             472            0         53,860

Cash flows from investing activities:

   Purchase of property, plant, and equipment                 (21,638)     (3,027)           (461)           0        (25,126)
   Proceeds from disposals                                      5,797           0               0            0          5,797
   Proceeds from investment in CoBank                           4,259           0               0            0          4,259
   Advances to Great Lakes Kraut Company, LLC                 (10,678)          0               0            0        (10,678)
   Dividends received                                          26,800           0               0      (26,800)             0
                                                            ---------   ---------      ----------   ----------    -----------
Net cash provided by/(used in) investing activities             4,540      (3,027)           (461)     (26,800)       (25,748)

Cash flows from financing activities:

   Net payments on short-term debt                             (5,700)          0               0            0         (5,700)
   Payments on long-term debt                                 (18,084)          0               0            0        (18,084)
   Payments on capital leases                                    (449)          0               0            0           (449)
   Cash paid for debt amendments                               (1,730)          0               0            0         (1,730)
   Capital contributions by Pro-Fac                               513           0               0            0            513
   Dividends paid                                                   0     (26,800)              0       26,800              0
                                                            ---------   ---------      ----------   ----------    -----------
Net cash used in financing activities                         (25,450)    (26,800)              0       26,800        (25,450)
                                                            ----------  ---------      ----------   ----------    ------------
Net change in cash and cash equivalents                         2,839        (188)             11            0          2,662
Cash and cash equivalents at beginning of period                4,785         209               0            0          4,994
                                                            ---------   ---------      ----------   ----------    -----------
Cash and cash equivalents at end of period                  $   7,624   $      21      $       11   $        0    $     7,656
                                                            =========   =========      ==========   ==========    ===========


NOTE 15.      OTHER MATTERS

Restructuring: On June 23, 2000, the Company sold its pickle business to Dean Pickle and Specialty Product Company. As part of that transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, the Company initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington. The total restructuring charge recorded in the first quarter of fiscal 2002 amounted to $1.1 million and was primarily comprised of employee termination benefits. This amount was liquidated as of December 28, 2002.

In addition, on October 12, 2001, the Company announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. This amount was liquidated as of December 28, 2002.

Transactions Between Birds Eye Foods and AgriFrozen: Prior to February 2001, Birds Eye Foods purchased frozen vegetables from AgriFrozen. AgriFrozen was a former subsidiary of Pro-Fac. For fiscal 2001, Birds Eye Foods purchases were approximately $25.6 million.

On February 16, 2001, Birds Eye Foods purchased the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to the Company pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between the Company and AgriFrozen, the Company funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total funding was estimated to be approximately $8.7 million.

In addition, AgriFrozen maintained an administrative service agreement with Birds Eye Foods. Birds Eye Foods provided certain management, consulting, and administrative services. For the year ended June 30, 2001, Birds Eye Foods received approximately $0.6 million in service fees related to the agreement. This agreement was terminated on June 30, 2001.

Legal Matters: On December 23, 2002, the Company entered into a settlement agreement with: (a) Blue Line Farms, as the class representative, relating to a lawsuit brought as a class action (the "Blue Line Farms Litigation"), on September 25, 2001 in the circuit court of Multnomah County, Oregon, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen") and (b) the plaintiffs in a lawsuit pending in the United States Bankruptcy Court for the District of Oregon, known as the "Seifer Trust Litigation" brought against Birds Eye Foods, Pro-Fac Cooperative, Inc., and other named defendants, alleging various claims under Oregon's grower lien statute. The settlement agreement resulted in a full and final settlement and dismissal of all litigation brought by Blue Line Farms and the plaintiffs in the Seifer Trust Litigation.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Birds Eye Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Birds Eye Foods and Pro-Fac. On an annual basis, Birds Eye Foods agreed to bear responsibility for the first $300,000 of defense costs. In addition, Birds Eye Foods agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply only to the Blue Line Farms litigation and the Seifer Trust litigation. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

In addition, Birds Eye Foods is a party to various other legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that the Company might incur upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Company maintains general liability insurance coverage in amounts deemed to be adequate by management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Birds Eye Foods' management, with the participation of Birds Eye Foods' Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods' disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods' Principal Executive and Principal Financial Officers concluded that Birds Eye Foods' disclosure controls and procedures as of June 28, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Prior to the consummation of the Transaction, Birds Eye Foods' Board of Directors consisted of one management director, three Pro-Fac directors and four independent directors. As a result of the Transaction, the composition of the Board of Directors of the Company has changed.

The Securityholders Agreement dated and effective as of August 19, 2002 (and as amended from time to time, the "Securityholders Agreement"), among Holdings LLC, Pro-Fac and Vestar, together with others, includes a voting agreement pursuant to which the holders of Holdings LLC common units agree to, among other things, vote their common units and to take any other action necessary to elect or cause to be elected to Birds Eye Foods' Board of Directors six directors designated by Vestar (the "Vestar Directors"), two directors designated by Pro-Fac (the "Pro-Fac Directors"), one director who shall be the chief executive officer of Birds Eye Foods (the "Management Director") and two directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar (the "Independent Directors"). The Securityholders Agreement also provides that so long as Mr. Dennis Mullen is the Management Director he shall serve as Chairman of the Board of Directors. Each member of the Board of Directors was elected pursuant to the terms of the Securityholders Agreement.

Set forth below is certain information concerning the individuals who currently serve as the directors and executive officers of the Company.


                                      Year of
              Name                      Birth                                     Positions
------------------------------        -------       ----------------------------------------------------------------------

Dennis M. Mullen(1)                    1953         Chairman of the Board, President and Chief Executive Officer

Earl L. Powers                         1944         Executive Vice President Finance and Chief Financial Officer and Secretary

Carl W. Caughran                       1953         Executive Vice President - Operations

David E. Hogberg                       1953         Executive Vice President - Sales, Marketing and Business Development

Stephen R. Wright                      1947         Executive Vice President - Investor Relations

Stephen P. Donovan, Jr.(4)             1941         Director

Peter R. Call(2)                       1956         Director

Bruce R. Fox(2)                        1947         Director

David M. Hooper(3)                     1967         Director

Daniel S. O'Connell(3)                 1954         Director

Gregg A. Ostrander(3)                  1953         Director

Patrick W. Rose(4)                     1943         Director

Brian K. Ratzan(3)                     1970         Director

David B. Vermylen(4)                   1951         Director


-----------------------
(1) Management Director

(2) Pro-Fac Director

(3) Vestar Director

(4) Independent Director

Mr. Prakash Melwani resigned from Birds Eye Foods' Board of Directors on May 2, 2003.

Dennis M. Mullen was named Chairman of the Board on August 19, 2002. Mr. Mullen has served as the President and Chief Executive Officer of the Company since January 1998 and as a Director of the Company since May 1996. He was Chief Operating Officer of the Company from May 1996 to January 1998 and Executive Vice President from January 1996 to May 1996. He had been President and Chief Executive Officer of the Comstock Michigan Fruit business unit of Birds Eye Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager - Food Service of the Comstock Michigan Fruit business unit from 1991 to 1993, and Senior Vice President - Custom Pack Sales for Nalley Fine Foods from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, St. Leo University, the Rochester Institute of Technology School of Food, Hotel and Travel Management's National Advisory Board, Junior Achievement of Rochester, New York Area and JP Morgan Chase's Northeast Regional Advisory Board.

Earl L. Powers has been Executive Vice President Finance and Chief Financial Officer of the Company since February 1997. He was named Secretary of the Company in October 2002. He was Vice President and Corporate Controller of the Company from March 1993 to February 1997, and Vice President Finance and Management Information Systems of the Comstock Michigan Fruit business unit of Birds Eye Foods from 1991 to March 1993. Prior to joining Birds Eye Foods, he was Controller of various Pillsbury Company divisions from 1987 to 1990 and held various other executive management positions at the Pillsbury Company from 1976 to 1987. He currently serves on the Board of Directors of JP Morgan Chase's Northeast Advisory Board.

Carl W. Caughran has been Executive Vice President - Operations of the Company since 1999. He also served as President and Chief Executive Officer of the Nalley Fine Foods business unit of Birds Eye Foods from 1996 to 1999. Prior to joining the Company, he held various executive positions at Borden Foods, including Vice President/General Manager of both the Western Snack Group and Eastern Snack Group.

David E. Hogberg has been Executive Vice President of Sales, Marketing, and Business Development since November 2002. Prior to joining the Company, he held various executive positions with ConAgra Foods from 1990 to 2002 and Quaker Oats from 1974 to 1990, including positions in plant management, product development, marketing, acquisitions and mergers and general management.

Stephen R. Wright has been Executive Vice President of the Company since November 6, 1996 and was Secretary from March 2000 to August 2002. He was Senior Vice President - Procurement of Birds Eye Foods from November 1994 to November 1996 and Vice President - Procurement for Birds Eye Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Birds Eye Foods from 1988 to 1990. Mr. Wright was elected an officer and General Manager of Pro-Fac in March 1995. He was elected Secretary of Pro-Fac in June 1999 and currently serves as Pro-Fac's General Manager.

Peter R. Call became a Director of the Company in August 2002. He also serves as a director of Pro-Fac and has served in such capacity since 2000. He produces vegetables in Batavia, New York (My-T Acres, Inc. has been a member of Pro-Fac since 1961).

Stephen P. Donovan, Jr. became a director of the Company in August 2003. Mr. Donovan was employed with the Procter and Gamble Company for more than 30 years, holding a wide range of executive positions, most recently President, Global Beverage and North American Food & Beverage. Mr. Donovan is also a past director of Remington Products Company, L.L.C.

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

David M. Hooper became a director of the Company in August 2002. Mr. Hooper is a Managing Director of Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners V, L.P., the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"). Mr. Hooper joined Vestar in 1994 and currently serves as a director of Advanced Organics, Inc. and Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

Daniel S. O'Connell became a director of the Company in August 2002. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is also a director of Aearo Corporation, Cluett American Corporation, Insight Communications Company, Inc., Remington Products Company, L.L.C., Sunrise Medical, Inc., and St. John Knits Co., Inc. All are companies in which Vestar or its affiliates have a significant equity interest.

Gregg A. Ostrander became a director of the Company in October 2002. Mr. Ostrander has been the Chairman, President, and Chief Executive Officer of Michael Foods, Inc. since 1994, a company in which Vestar or its affiliates have a significant equity interest. Mr. Ostrander is a director Michael Foods, Inc. and Arctic Cat Inc.

Brian K. Ratzan became a director of the Company in August 2002. Mr. Ratzan is a Vice President of Vestar Capital Partners. Mr. Ratzan joined Vestar in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette.

Patrick W. Rose became a director of the Company in February 2003. Mr. Rose currently serves as a director of International House of Pancakes, Inc. and Riviana Foods, Inc. Mr. Rose served as Chairman of the Board, President, and Chief Executive Officer of Van Camp Seafoods, Inc. from 1993 to 1997 and Chairman of the Board, President, and Chief Executive Officer of Bumble Bee Seafoods, Inc. from 1984 to 1989.

David B. Vermylen became a director of the Company in February 2003. Most recently, from 1996 to 2002, he was with the Keebler Company, serving as its President and Chief Executive Officer during 2001 to 2002. In 1995 he was Chairman, President, and Chief Executive Officer of Brother's Gourmet Coffee. Prior to that he spent 20 years in the food industry, 14 years with General Foods in a variety of brand management positions. Mr. Vermylen is also on the board of Aeropostale (ARO), a specialty retailer of value priced, casual clothing and accessories targeted at teenagers.

Term of Office: All directors of the Company will hold office from the date of their election until their resignation, removal, or departure otherwise. Each executive officer of the Company will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any director, executive officer, or any person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings: The following executive officers of Birds Eye Foods were previously officers of PF Acquisition II, Inc., a former subsidiary of Pro-Fac: Dennis M. Mullen, Earl L. Powers, and Stephen R. Wright. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws. On December 23, 2002, Pro-Fac, Birds Eye Foods, and the other defendants reached a settlement regarding a legal proceeding involving PF Acquisition II, Inc. See NOTE 15 to the "Notes to Consolidated Financial Statements."

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by Birds Eye Foods for each of the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 to (i) Birds Eye Foods' Chief Executive Officer, (ii) the four other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended June 28, 2003, and (iii) an individual who would constitute one of the four most highly compensated executive officers (other than the Chief Executive Officer) but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year. These individuals are referred to as the "Named Executive Officers."

Executive Compensation
Summary Compensation Table


                                                                               Annual
                                                                           Compensation(1)         Other          401(k)
                                                                     -----------------------       Annual        Matching
Name and Principal Position                                   Year       Salary     Bonus(2)    Compensation   Contributions
---------------------------                                   ----     -----------  -------     ------------   -------------

Dennis M. Mullen                                               2003    $  600,000   $  250,000      $      0      $  9,423
   Chairman of the Board, President, and Chief                 2002    $  600,000   $        0      $      0      $  8,538
   Executive Officer                                           2001    $  600,000   $        0      $      0      $  9,808

Earl L. Powers                                                 2003    $  315,250   $  120,000      $      0      $  7,491
   Executive Vice President Finance and Chief                  2002    $  305,250   $        0      $      0      $  6,105
   Financial Officer                                           2001    $  305,104   $        0      $      0      $  4,444
     and Secretary

David M. Mehalick(3)                                           2003    $   76,327   $   25,000      $      0      $  2,250
   Vice President and General Counsel                          2002    $  260,000            0      $      0      $  5,500
                                                               2001    $  253,067   $   50,000      $      0      $  7,289

Carl W. Caughran                                               2003    $  250,000   $  131,350      $      0      $  6,649
   Executive Vice President - Operations                       2002    $  240,000   $        0      $      0      $  6,138
                                                               2001    $  232,050   $        0      $      0      $  6,880

David E. Hogberg(4)                                            2003    $  174,231   $  165,000      $37,965(5)    $      0
   Executive Vice President of Sales, Marketing, and           2002    $        0   $        0      $      0      $      0
     Business Development                                      2001    $        0   $        0      $      0      $      0

Stephen R. Wright                                              2003    $  234,000   $   60,000      $      0      $  6,962
   Executive Vice President - Investor Relations               2002    $  225,000   $        0      $      0      $  6,534
                                                               2001    $  222,685   $        0      $      0      $  6,556

(1) No Named Executive Officer has received perquisites and other personal benefits, securities or property during the period in excess (in the aggregate) of the lesser of $50,000 or 10 percent of the annual salary and bonus reported by such officer.

(2) Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company.

(3) Mr. Mehalick resigned effective October 1, 2002

(4) Mr. David Hogberg joined the Company on November 1, 2002.

(5) Mr. Hogberg's relocation expenses of $37,965 were paid during fiscal 2003 pursuant to the Company's relocation policy.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Birds Eye Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Birds Eye Foods' performance on earnings and debt repayment.

On June 26, 2002, the Company terminated the Equity Value Plan and all benefit payments were made as of June 28, 2003.

None of the Named Executive Officers received any payments or awards under the Equity Value Plan during fiscal 2003, 2002, or 2001.

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

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to the Company's Chief Executive Officer. The Company has not pre-funded this liability at June 28, 2003. The projected and accumulated benefit obligation under the plan at June 28, 2003 was $1.5 million. The Company's Chief Executive Officer agreed to a modification to the SERP under which he is covered. The modification prevented the Transaction from being treated as a change of control for purposes of the SERP. As such, the closing of the Transaction did not accelerate the vesting of benefits under the SERP.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               Pension Plan Table

                                                                Years of Plan Participation
                    Final                 ------------------------------------------------------------------------------
                 Average Pay              15              20                25               30                35
                 -----------         ------------    -------------     -------------    -------------     ---------
                  $  125,000         $ 21,563        $  28,750         $  35,938        $  43,125         $  50,313
                     150,000           25,875           34,500            43,125           51,750            60,375
                     175,000           30,188           40,250            50,313           60,375            70,438
                     200,000           34,500           46,000            57,500           69,000            80,500
                     225,000           38,813           51,750            64,688           77,625            90,563
                     250,000           43,125           57,500            71,875           86,250           100,625
                     275,000           47,438           63,250            79,063           94,875           110,688
                     300,000           51,750           69,000            86,250          103,500           120,750
                     325,000           56,063           74,750            93,438          112,125           130,813
                     350,000           60,375           80,500           100,625          120,750           140,875
                     375,000           64,688           86,250           107,813          129,375           150,938
                     400,000           69,000           92,000           115,000          138,000           161,000
                     425,000           73,313           97,750           122,188          146,625           171,063
                     450,000           77,625          103,500           129,375          155,250           181,125
                     475,000           81,938          109,250           136,563          163,875           191,188
                     500,000           86,250          115,000           143,750          172,500           201,250

The estimated pension benefits are calculated based on straight-line annuity amounts and are not subject to any deduction for Social Security or other offset amounts.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 28, 2003, of the Named Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-13, Earl L. Powers-11, David M. Mehalick-1, Carl W. Caughran-6, and Stephen R. Wright-27. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

In addition, Birds Eye Foods also maintains a Non-Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code.

Employment Contracts, Termination of Employment, and Change-in-Control
Arrangements: Birds Eye Foods adopted a revised Salary Continuation Agreement for Mr. Mullen on August 22, 2001, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement.

Birds Eye Foods adopted a Key Executive Severance Plan - A with respect to named executives on January 16, 2002, whereby, two years of salary and benefits continuation will be provided if their employment is involuntarily terminated at any time when a "Change of Control," as defined in the Plan, is anticipated or within two years after a Change of Control, for reasons other than for "cause" as such term is defined in the Plan. Messrs. Powers, Caughran, and Wright, each a Named Executive Officer, are participants in the plan. Mr. Mehalick was a participant prior to his resignation effective October 1, 2002.

Directors' Compensation: Effective as of August 19, 2002 (the Closing Date of the Transaction), directors serving on Birds Eye Foods' Board of Directors who are employees of Vestar Capital Partners and the Management Director are not entitled to an annual retainer. All other directors are paid an annual retainer of $14,000 each and $3,500 for each board meeting attended in person. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

Compensation Committee Interlocks and Insider Participation: For fiscal 2003, the members of the Compensation Committee of the Board of Directors were Mr. Daniel O'Connell, Mr. David Hooper, Mr. Bruce Fox and, prior to his resignation on May 2, 2003 from the Board of Directors, Mr. Prakash Melwani.

Neither Mr. O'Connell, Mr. Hooper, Mr. Fox, nor Mr. Melwani is an officer or employee, or former officer or employee of Birds Eye Foods or any of its subsidiaries. Mr. Fox is also a director and member-grower of Pro-Fac. Accordingly, Mr. Fox receives payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by him to Pro-Fac, which are subsequently sold to Birds Eye Foods, and payments directly from Birds Eye Foods for waste removal services provided by him to Birds Eye Foods. During fiscal 2003, Mr. Fox received approximately $0.8 million in consideration for crop deliveries and harvesting, trucking and waste removal services.

No interlocking relationship exists between the members of Birds Eye Foods' Board or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Birds Eye Foods, Inc. is a wholly-owned subsidiary of Birds Eye Holdings, Inc., a corporation wholly-owned by Holdings LLC, whose members include affiliates of Vestar, Pro-Fac, and certain members of management.

The following table sets forth information regarding the beneficial ownership as of September 16, 2003, of (i) each person or entity (including any group) who is known by Birds Eye Foods to own beneficially more than 5 percent of Birds Eye Foods' common stock and (ii) each director, the Chief Executive Officer and each other executive officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Birds Eye Foods.

On September 16, 2003, Birds Eye Foods had 11,000 shares of common stock issued and outstanding, all of which were owned by Birds Eye Holdings, Inc., a wholly-owned subsidiary of Holdings LLC. On September 16, 2003, Holdings LLC had issued and outstanding 1,003 preferred units, 443,878 Class A common units, 321,429 Class B common units, 12,698 Class C common units, 13,677 Class D common units, and 1,332 Class E common units. All preferred units outstanding are owned by Vestar.

The Class A common units entitle the owner thereof to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. The preferred units are generally nonvoting, unless otherwise required by law or under the Limited Liability Company Agreement. For a description of the Limited Liability Company

Agreement, see the discussion below under the heading "Certain Relationships and Related Transactions." To the Company's knowledge, all voting securities are subject to the named person's sole voting and investment power except where otherwise indicated. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

                          SECURITIES BENEFICIALLY OWNED


                                       Common Units Class                     % of Class
                                                                                                       Preferred  % of
                                                                                                         Units    Class
                               A        B      C       D       E     A      B      C       D     E     ---------  -----
                              ---      ---    ---     ---     ---   ---    ---    ---     ---   ---
PRINCIPAL SECURITY-
   HOLDERS:
Vestar Associates IV,
L.P.(1)                      443,878     --     --    --      --   100.0%  --      --      --     --     1,000   99.7%
Pro-Fac Cooperative, Inc.(2)     --   321,429   --    --      --    --     100.0%  --      --     --       --     --

DIRECTORS AND
   EXECUTIVE OFFICERS
Dennis M. Mullen(3)              --      --   1,475   4,790   --    --     --     11.6%   35.0%   --       --     --
Carl W. Caughran(3)              --      --     590   1,750   --    --     --      4.6%   12.8%   --       --     --
Earl Powers(3)                   --      --     751   1,423   --    --     --      5.9%   10.4%   --       --     --
Stephen R. Wright(3)             --      --     553     379   --    --     --      4.4%    2.8%   --       --     --
David Hogberg(3)                 --      --     707   1,298   --    --     --      5.6%    9.5%   --       --     --
Peter R. Call                    --      --     --    --      --    --     --      --      --     --       --     --
Stephen P. Donovan, Jr.          --      --     --    --      --    --     --      --      --     --       --     --
Bruce R. Fox                     --      --     --    --      --    --     --      --      --     --       --     --
David M. Hooper(4)               --      --     --    --      --    --     --      --      --     --       --     --
Daniel S. O'Connell(5)           --      --     --    --      --    --     --      --      --     --       --     --
Gregg A. Ostrander               --      --     --    --       190  --     --      --      --    14.3%   .4286     *

Brian K. Ratzan(6)               --      --     --    --      --    --     --      --      --     --       --     --
Patrick W. Rose                  --      --     --    --       634  --     --      --      --    47.6%    1.4      *
David B. Vermylen                --      --     --    --       507  --     --      --      --    38.1%    1.1      *
All directors
and officers
as a group (14 persons)          --      --   4,077   9,640  1,332  --     --     32.1%   70.5% 100.0%     3       *

--------------
* Less than 1%.

(1) Amount of beneficial ownership includes, Class A common units and preferred units owned by Vestar/Agrilink Holdings LLC, Vestar/Agrilink Associates Holdings LLC, Vestar/Agrilink Associates II Holdings LLC and Randolph Street Partners V. Vestar Associates IV, L.P. is the sole general partner of Vestar Capital Partners IV, L.P., which is the sole member and manager of Vestar/Agrilink Holdings LLC. Vestar Associates IV, L.P. is also the sole manager of Vestar/Agrilink Associates Holdings LLC and Vestar/Agrilink Associates II Holdings LLC. Randolph Street Partners V has delivered its voting proxy to Vestar Associates IV, L.P. with respect to the Class A common units and preferred units owned by it. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV ("VAC-IV"). As such, VAC-IV has sole voting and dispositive power over the units owned by Vestar/Agrilink Holdings LLC, Vestar/Agrilink Associates Holdings LLC and Vestar/Agrilink Associates II Holdings, and has sole voting power and shared dispositive power over the units owned by Randolph Street Partners
     V. The address for Vestar Associates IV, L.P. is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167.

(2) The address for Pro-Fac Cooperative, Inc. is 90 Linden Oaks, PO Box 30682, Rochester, New York 14603-0682.

(3) The address for each of the Named Executive Officers is c/o Birds Eye Foods, Inc., 90 Linden Oaks, PO Box 20670, Rochester, NY 14602-0670.

(4) Mr. Hooper is a Managing Director of VAC-IV. Individually, no stockholder, director or officer of VAC-IV has or shares voting or dispositive power within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 over the securities beneficially owned by Vestar Associates IV, L.P. Mr. Hooper disclaims beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P., except to the extent of his pecuniary interest therein.

(5) Mr. O'Connell is a Managing Director of VAC-IV. Individually, no stockholder, director or officer of VAC-IV has or shares voting or dispositive power beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P., except to the extent of his pecuniary interest therein.

(6) Mr. Ratzan is a Vice President of VAC-IV. Individually, no stockholder, director or officer of VAC-IV has or shares voting or dispositive power within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 over the securities beneficially owned by Vestar Associates IV, L.P. Mr. Ratzan disclaims beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P., except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN AGREEMENTS RELATING TO THE TRANSACTION

As part of the Transaction, Birds Eye Foods entered into various agreements, with others, that govern the business relationship between Birds Eye Foods and Pro-Fac - the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility. The respective ownership rights in Holdings LLC are set out in the Securityholders Agreement and the Limited Liability Company Agreement. See NOTE 4 to the "Notes to Consolidated Financial Statements" for a discussion of the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility, which discussion is incorporated into this Item 13. A discussion of the Securityholders Agreement and the Limited Liability Company Agreement can be found below.

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

The voting agreement further provides, that the holders of common units shall vote their common units as directed by Vestar with respect to the approval of any amendment(s) to the Limited Liability Company Agreement, the merger, unit exchange, combination or consolidation of Holdings LLC, the sale, lease or exchange of all or substantially all of the property and assets of Holdings LLC and its subsidiaries, including Birds Eye Foods, and the reorganization, recapitalization, liquidation, dissolution, or winding-up of Holdings LLC, provided such action is not inconsistent with the Limited Liability Company Agreement or the Securityholders Agreement and further provided such action shall not have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder.

The Securityholders Agreement also provides:

o Pro-Fac and the Management Investors with "tag-along" rights in connection with certain transfers of Holdings LLC units by Vestar;

o Vestar with rights, "take-along" rights, to require Pro-Fac and Management Investors to consent to a proposed sale of Holdings LLC; and

o Pro-Fac and Vestar with demand registration rights, in securities of a subsidiary of Holdings LLC, including Birds Eye Foods, which are acquired by them through a distribution by Holdings LLC of such securities in exchange for their respective units in Holdings LLC, such distributed securities being "Registrable Securities", and other unit holders, including Management Investors with incidental registration rights in the Registrable Securities owned by such unit holders.

The Securityholders Agreement provides Pro-Fac and the Management Investors certain pre-emptive rights with respect to new securities of Holdings LLC or any of its subsidiaries proposed to be issued to Vestar or any affiliate of Vestar. Further, Vestar has the right to modify the Securityholders Agreement without the consent of Pro-Fac, the Management Investors or any other unit holder if the amendment cannot reasonably be expected to have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder or the amendment does not adversely affect any unit holder of Holdings LLC in any material respect and it is in connection with a change that cures any ambiguity or corrects or supplements a provision of the Securityholders Agreement.

Limited Liability Company Agreement of Agrilink Holdings LLC: Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

Management Agreement: Birds Eye Foods, Holdings, Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings, Inc. and Birds Eye Foods. In consideration for such services, Holdings, Inc. and Birds Eye Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million and 0.7 percent of Birds Eye Foods' earnings, before interest, tax, depreciation and amortization. In addition, on the closing of the Transaction, Birds Eye Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the Transaction.

The foregoing description of agreements is only a summary and reference is made to those agreements, copies of which are filed as exhibits to this Form 10-K Equivalent although included in the exhibit index to this report have been previously filed by Birds Eye Foods with the SEC. Each statement is qualified in its entirety by such reference.

Purchase of Crops From Pro-Fac: Pro-Fac delivers crops grown by its members to Birds Eye Foods for processing and marketing. Pro-Fac members sell crops grown by its members pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, sells those crops to Birds Eye Foods.

Historically, and prior to the closing of the Transaction, the board of directors of Birds Eye Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis. Messrs. Fox, Koinzan and Roe served on both Pro-Fac's and Birds Eye Foods' Board of Directors. Each of Messrs. Fox, Koinzan and Roe are also member-growers of Pro-Fac.

After the Transaction, Mr. Paul E. Roe and Mr. Steven D. Koinzan resigned from Birds Eye Foods' Board of Directors. Mr. Fox continued as a director and Mr. Call was elected to the Board of Directors. These Birds Eye Foods directors receive payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them to Pro-Fac, which are subsequently sold to Birds Eye Foods, and payments directly from Birds Eye Foods for harvesting, trucking and waste removal services provided by them to Birds Eye Foods.

During the period from June 30, 2002 to August 18, 2002, the following directors of Birds Eye Foods, directly or indirectly through entities owned or controlled by such directors, received payments from Birds Eye Foods, either indirectly through Pro-Fac for crops or directly from Birds Eye Foods for harvesting, trucking, and waste removal services:
(Dollars in Thousands)


                                                               RELATIONSHIP TO                        GROSS PURCHASES
        NAME                                               PRO-FAC/BIRDS EYE FOODS           JUNE 30, 2002 - AUGUST 18, 2002
------------------------                             -----------------------------------     --------------------------------
Peter R. Call*...............................        Director (Birds Eye Foods & Pro-Fac)               $   1,784
Robert DeBadts...............................        Director(Pro-Fac)                                  $     342
Bruce R. Fox**...............................        Director (Birds Eye Foods & Pro-Fac)               $     130
Kenneth A. Mattingly.........................        Director (Pro-Fac)                                 $     533
Paul E. Roe*.................................        Director(Birds Eye Foods & Pro-Fac)                $     113

* Peter R. Call was elected to the Birds Eye Foods' Board of Directors on August 29, 2002. Mr. Call and Mr. Fox are the "Pro-Fac Directors" pursuant to the Securityholders Agreement.

** Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe were directors of both Pro-Fac and Birds Eye Foods at June 29, 2002. Mr. Roe resigned from Birds Eye Foods' Board of Directors on August 19, 2002. Mr. Koinzan was replaced on the Board of Directors of Birds Eye Foods on August 29, 2002, he received no payments from Birds Eye Foods for the period from June 30, 2002 to August 18, 2002.

During the period from August 19, 2002 to June 28, 2003, the following directors of Birds Eye Foods received payments from Birds Eye Foods, either indirectly through Pro-Fac for crops or directly from Birds Eye Foods for harvesting, trucking and waste removal services:

(Dollars in Thousands)

                                                       RELATIONSHIP TO                              GROSS PURCHASES
        NAME                                     PRO-FAC/BIRDS EYE FOODS                    AUGUST 19, 2002 - JUNE 28, 2003
------------------------                         --------------------------------------------------------------------------

Peter R. Call................................        Director(Birds Eye Foods & Pro-Fac)               $   1,708
Bruce R. Fox.................................        Director(Birds Eye Foods & Pro-Fac)               $     664

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by Delaware law and in accordance with the policy of that state, the Company has obtained insurance from Axis Specialty Insurance Company and Great American Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 14, 2004 at an annual cost of approximately $155,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

ITEM                                                                                                                 Page
----                                                                                                                 ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:

   Independent Auditors' Report....................................................................................   26
   Report of Independent Auditors..................................................................................   27
     Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and
       Comprehensive Income/(Loss) for the periods August 19, 2002 to June 28,
       2003 and June 30, 2002 to August 18, 2002, and for the years ended
       June 29, 2002, and June 30, 2001............................................................................   28
     Consolidated Balance Sheets at June 28, 2003 and June 29, 2002................................................   29
     Consolidated Statements of Cash Flows for the periods August 19, 2002 to June 28, 2003 and
       June 30, 2002 to August 18, 2002, and for the years ended June 29, 2002 and June 30, 2001...................   30
Notes to Consolidated Financial Statements.........................................................................   31

         (2)    The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

Birds Eye Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 28, 2003

                                                                                        Fiscal Year Ended
                                                                     ---------------------------------------------------
                                                                         Successor        Predecessor      Predecessor
                                                                      June 28, 2003     June 29, 2002     June 30, 2001
                                                                      -------------     -------------     -------------
         Allowance for doubtful accounts
           Balance at beginning of period                             $     731,000      $      843,000    $    887,000
           Additions charged to expense                                     570,000             557,000         610,000
           Deductions                                                      (323,000)           (669,000)       (654,000)
                                                                      -------------      --------------    ------------
           Balance at end of period                                   $     978,000      $      731,000    $    843,000
                                                                      =============      ==============    ============

         Inventory reserve*

           Balance at beginning of period                             $   6,927,000      $    3,135,000    $  1,106,000
           Net change                                                       701,000           3,792,000        (648,000)
           Increase due to AgriFrozen inventory purchase**                        0                   0       2,677,000
                                                                      -------------      --------------    ------------
           Balance at end of period                                   $   7,628,000      $    6,927,000    $  3,135,000
                                                                      =============      ==============    ============

         Tax valuation allowance***

           Balance at beginning of period                             $  14,540,000      $    5,891,000    $  5,752,000
           Net change                                                     1,753,000           8,649,000         139,000
                                                                      -------------      --------------    ------------
           Balance at end of period                                   $  16,293,000      $   14,540,000    $  5,891,000
                                                                      =============      ==============    ============

* Difference between FIFO cost and market applicable to inventories. Reductions to the reserve in fiscal 2001 were recorded as related inventory was disposed.

** See further discussion of this purchase at NOTE 15 to the "Notes to the Consolidated Financial Statements."

*** See further discussion regarding tax matters at NOTE 11 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

      (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

    (b)  Reports on Form 8-K:

         On May 13, 2003, the Company filed a report on Form 8-K Equivalent to announce its financial results for its third fiscal quarter ended March 29, 2003 and a conference call held on May 15, 2003 to discuss Birds Eye Foods' third quarter results.

    (c)  EXHIBITS:

         All exhibits set forth on the Exhibit Index, which is incorporated herein by reference.

                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                           BIRDS EYE FOODS, INC.


Date:    September 25, 2003                              By:     /s/           Earl L. Powers
         -------------------------------                         ----------------------------------------
                                                                               Earl L. Powers
                                                                   Executive Vice President Finance and
                                                                   Chief Financial Officer and Secretary
                                                                      (Principal Financial Officer
                                                                    and Principal Accounting Officer)

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

This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                     SIGNATURE                                                         TITLE                       DATE

/s/    Dennis M. Mullen                                           Chairman of the Board, President         September 15, 2003
----------------------------------------------------------        and Chief Executive Officer              ------------------
       (DENNIS M. MULLEN)                                         (Principal Executive Officer)

/s/    Peter R. Call                                              Director                                 September 17, 2003
----------------------------------------------------------                                                 ------------------
       (PETER R. CALL)

/s/    Stephen P. Donovan, Jr.                                    Director                                 September 19, 2003
----------------------------------------------------------                                                 ------------------
       (STEPHEN P. DONOVAN, Jr.)

/s/    Bruce R. Fox                                               Director                                 September 16, 2003
----------------------------------------------------------                                                 ------------------
       (BRUCE R. FOX)

/s/    David M. Hooper                                            Director                                 September 15, 2003
----------------------------------------------------------                                                 ------------------
       (DAVID M. HOOPER)

/s/    Daniel S. O'Connell                                        Director                                 September 15, 2003
----------------------------------------------------------                                                 ------------------
       (DANIEL S. O'CONNELL)

/s/    Gregg A. Ostrander                                         Director                                 September 15, 2003
----------------------------------------------------------                                                 ------------------
       (GREGG A. OSTRANDER)

/s/    Brian K. Ratzan                                            Director                                 September 15, 2003
----------------------------------------------------------                                                 ------------------
       (BRIAN K. RATZAN)

/s/    Patrick W. Rose                                            Director                                 September 18, 2003
----------------------------------------------------------                                                 ------------------
       (PATRICK W. ROSE)

/s/    David B. Vermylen                                          Director                                 September 17, 2003
----------------------------------------------------------                                                 ------------------
       (DAVID B. VERMYLEN)

/s/    Earl L. Powers                                             Executive Vice President Finance and     September 25, 2003
----------------------------------------------------------        Chief Financial Officer and Secretary    ------------------
       (EARL L. POWERS)                                           (Principal Financial Officer
                                                                  and Principal Accounting Officer)


                                  EXHIBIT INDEX

  (c) EXHIBITS:

        Exhibit
        Number                          Description
        ------    --------------------------------------------------------------

           2.1 Unit Purchase Agreement, dated June 20, 2002, together with exhibits H, I, and L thereto (filed as Exhibit 2.1 to the Company's Form 8-K filed June 21, 2002, and incorporated herein by reference).

           2.2   Certificate of Merger of Birds Eye Foods, Inc. and Birds Eye
                 Merger Corp. (filed as Exhibit 2.2 to the Company's Annual
                 Report on Form 10-K Equivalent for the fiscal year ended June
                 29, 2002 and incorporated herein by reference).

           3.1   Restated Certificate of Incorporation of Agrilink Merger Corp.
                 (filed as Exhibit 3.1 to the Company's Annual Report on Form
                 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

           3.2   Bylaws of Agrilink Merger Corp. (filed as Exhibit 3.2 to the
                 Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

           3.3   Amendment of the Certificate of Incorporation of Agrilink
                 Foods, Inc. (filed as Exhibit 3.1 to the Company's Quarterly
                 Report on Form 10-Q Equivalent for the third quarter ended
                 March 28, 2003 and incorporated  herein by reference).

           4.1 Indenture, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder
                 Bank & Trust Company, Inc., as Trustee (filed as Exhibit
                 4.1 to the Company's Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

           4.2 Form of 11 7/8 Senior Subordinated Notes due 2008 (filed as Exhibit B, to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-4 filed January 5, 1999 (Registration
                 No. 333-70143) and incorporated herein by reference).

           4.3 First Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated July 22, 2002
                 (filed as Exhibit 4.3 to the Company's Annual Report on
                 Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

           4.1 Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated March 1, 2003
                 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the third quarter ended
                 March 28, 2003 and incorporated herein by reference).

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

         *10.3   Supplemental Executive Retirement Plan, as amended
                 (filed as Exhibit 10.3 to the Company's Registration
                 Statement on Form S-4 filed November 17, 1994
                 (Registration No. 33-56517) and incorporated herein by reference).

         *10.4   Non-Qualified Profit Sharing Plan, as amended (filed as
                 Exhibit 10.6 to the Company's Registration Statement on
                 Form S-4 filed November 17, 1994 (Registration No.
                 33-56517) and incorporated herein by reference).

         *10.5   Second Amendment to Non-Qualified Profit Sharing Plan
                 (filed as Exhibit 10.14 to Pro-Fac's Registration
                 Statement on Form S-1 filed June 15, 1995 (Registration
                 No. 33-60273) and incorporated herein by reference).

                                  EXHIBIT INDEX

     (c) EXHIBITS (Continued):
          Exhibit
          Number                        Description
          ------     --------------------------------------------------------
           10.6      Raw Product Supply Agreement with Seneca Foods
                     Corporation (filed as Exhibit 10.22 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     June 28, 1997 and incorporated herein by reference).

           10.7      Credit Agreement among the Company, Agrilink Holdings
                     Inc., and JPMorgan Chase Bank and Bank of America, and the Lenders from time to time party hereto, dated as of August 19, 2002 (filed as Exhibit 10.10 to the Company's
                     Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

           10.8      Subordinated Promissory Note of the Company to Dean
                     Foods Company, dated as of September 23, 1998 (filed as
                     Exhibit 10.3 to the Company's Quarterly Report on Form
                     10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

          *10.9      Excess Benefit Retirement Plan, as amended (filed as
                     Exhibit 10.27 to the Company's quarterly report on Form
                     10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

          *10.10     Supplemental Executive Retirement Agreement (filed as
                     Exhibit 10.28 to the Company's quarterly report on Form
                     10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

          *10.11     Amendment to the Supplemental Executive Retirement
                     Agreement (filed as Exhibit 10.22 to the Company's
                     Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

           10.12     Bill of Sale Agreement By and Between Agrilink Foods,
                     Inc. and CoBank, ACB (filed as Exhibit 10.30 to the
                     Company's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

          *10.13     Salary Continuation Agreement - Dennis Mullen (filed as
                     Exhibit 10.24 to the Company's Annual Report on Form
                     10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

          *10.14     Equity Value Plan as amended and restated effective
                     August 23, 2000 (filed as Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

          *10.15 Master Salaried Retirement Plan, as amended and restated, effective January 1, 2001 (filed as Exhibit
                     10.3 to the Company's Quarterly Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

          *10.16     Second Amendment to the Birds Eye Foods Master Salaried
                     Retirement Plan (filed herewith).

          *10.17     Third Amendment to the Birds Eye Foods Master Salaried
                     Retirement Plan (filed herewith).

          *10.18     Agrilink Foods, Inc. Key Severance Plan-A, (filed as
                     Exhibit 10.1 to the Company's Quarterly Report on Form
                     10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

           10.19     Transitional Services Agreement dated August 19, 2002
                     (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

           10.20     Credit Agreement dated August 19, 2002 between Pro-Fac
                     Cooperative, Inc., as borrower, and Agrilink Foods,
                     Inc., as lender (filed as Exhibit 99.5 to the Company's
                     Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

                                  EXHIBIT INDEX

(c)  EXHIBITS (Continued):
           Exhibit
           Number                            Description
           ------    -----------------------------------------------------------
           10.21     Securityholders Agreement dated August 19, 2002 among
                     Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
                     Vestar/Agrilink Holdings LLC, and others (filed as
                     Exhibit 99.6 to the Company's Current Report on Form 8-K
                     filed September 3, 2002 and incorporated herein by
                     reference).

           10.22     Amendment No. 1 to the Securityholders Agreement
                     (filed herewith).

           10.23 Amended and Restated Limited Liability Company Agreement of Agrilink Holdings LLC dated August 19, 2002 among
                     Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
                     Vestar/Agrilink Holdings LLC, and others (filed as
                     Exhibit 99.7 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

           10.24     Amendment No. 1 to the Amended and Restated Limited
                     Liability Company Agreement (filed herewith).

           10.25     Management Agreement dated August 19, 2002 among
                     Agrilink Foods, Inc., Agrilink Holdings Inc. and Vestar
                     Capital Partners (filed as Exhibit 99.8 to the Company's
                     Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

           10.26 Management Incentive Plan, as amended and restated, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the second fiscal quarter ended December 28, 2002 and incorporated herein by reference).

           21.1      List of Subsidiaries (filed herewith).

           24        Power of Attorney (included on page 76 of this Report).

           31.1      Section 302 Certification of the Principal Executive
                     Officer (filed herewith).

           31.2      Section 302 Certification of the Principal Financial
                     Officer (filed herewith).

* Management contracts or compensatory plans.