Form 10-Q
period 2003-09-27
BIRDS EYE FOODS INC
filed 2003-11-07
CIK 26285

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                              Form 10-Q Equivalent

                                ----------------



(Mark One)
           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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


                                 YES [ ]     NO [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


                                 YES [ ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 7, 2003.

                              Common Stock: 11,000

   o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s
               11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

                               Page 1 of 30 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)
(Unaudited)


                                                                                       Three Months Ended
                                                                         ----------------------------------------------
                                                        Successor              Successor               Predecessor
                                                   Three Months Ended      August 19, 2002-          June 30, 2002 -
                                                   September 27, 2003     September 28, 2002         August 18, 2002
                                                   ------------------    -------------------         ------------------

Net sales                                              $ 192,491             $102,439                  $  99,216
Cost of sales                                           (150,719)             (78,810)                   (76,255)
                                                       ---------             --------                  ---------
Gross profit                                              41,772               23,629                     22,961
Selling, administrative, and general expense             (26,518)             (15,272)                   (15,156)
Income from Great Lakes Kraut Company, LLC                     0                  263                        277
                                                       ---------             --------                  ---------
Operating income                                          15,254                8,620                      8,082
Interest expense                                         (10,460)              (6,151)                    (7,531)
                                                       ---------             --------                  ---------
Pretax income from continuing operations                   4,794                2,469                        551
Tax provision                                             (1,918)              (1,012)                      (226)
                                                       ---------             --------                  ---------
Income before discontinued operations                      2,876                1,457                        325
Discontinued operations, net of tax                           (4)                  18                       (240)
                                                       ---------             --------                  ---------
Net income                                                 2,872                1,475                         85

Accumulated earnings/(deficit) at beginning of period     20,756                    0                   (126,623)
                                                       ---------             --------                  ---------
Accumulated earnings/(deficit) at end of period        $  23,628             $  1,475                  $(126,538)
                                                       =========             ========                  =========

Net income                                             $   2,872             $  1,475                  $      85
Other comprehensive income:
   Unrealized loss on hedging activity, net of taxes        (521)                (236)                         0
                                                       ---------             --------                  ---------
Comprehensive income                                   $   2,351             $  1,239                  $      85
                                                       =========             ========                  =========

Accumulated other comprehensive loss
   at beginning of period                              $ (10,909)             $     0                  $    (367)
Unrealized loss on hedging activity, net of taxes           (521)                (236)                         0
                                                       ---------             --------                  ---------
Accumulated other comprehensive loss
   at end of period                                    $ (11,430)             $  (236)                 $    (367)
                                                       =========             ========                  =========



The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

                                                                                        Successor        Successor
                                                                                      September 27,       June 28,
                                                                                          2003             2003
                                                                                      -------------      ---------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $100,674          $153,756
   Accounts receivable trade, net of allowances for doubtful accounts                     63,884            58,230
   Accounts receivable, other                                                              8,753             1,841
   Income taxes refundable                                                                     0               407
   Inventories, net                                                                      281,371           206,584
   Current net investment in CoBank                                                        1,643             2,464
   Prepaid manufacturing expense                                                               0            12,053
   Prepaid expenses and other current assets                                              11,134            12,239
   Assets held for sale                                                                   12,344            13,501
   Current deferred tax asset                                                             15,508            15,508
                                                                                        --------          --------
         Total current assets                                                            495,311           476,583
Investment in CoBank                                                                       3,038             3,038
Property, plant and equipment, net                                                       197,041           195,199
Goodwill                                                                                  37,050            37,050
Intangible assets, net                                                                   167,859           168,321
Other assets                                                                              23,216            24,547
Note receivable due from Pro-Fac Cooperative, Inc.                                         1,011               712
Non-current deferred tax asset                                                             3,933             3,933
                                                                                        --------          --------
         Total assets                                                                   $928,459          $909,383
                                                                                        ========          ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                                  $    704          $    704
   Current portion of long-term debt                                                       6,200            19,611
   Current portion of Termination  and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                             9,407             9,403
   Accounts payable                                                                       83,666            67,150
   Income taxes payable                                                                    2,298                 0
   Accrued interest                                                                       10,064             4,106
   Accrued employee compensation                                                           7,912            10,225
   Other accrued expenses                                                                 43,812            39,979
   Growers payable due to Pro-Fac Cooperative, Inc.                                       15,274             8,504
                                                                                        --------          --------
         Total current liabilities                                                       179,337           159,682
Obligations under capital leases                                                           1,707             1,833
Long-term debt                                                                           458,941           459,970
Long-term portion of Termination and Transitional Services Agreements with
  Pro-Fac Cooperative, Inc.                                                               20,733            24,031
Other non-current liabilities                                                             53,906            52,330
                                                                                        --------          --------
         Total liabilities                                                               714,624           697,846
                                                                                        --------          --------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                        0                 0
   Additional paid-in capital                                                            201,637           201,690
   Accumulated earnings                                                                   23,628            20,756
   Accumulated other comprehensive (loss)/income:
     Unrealized (loss)/gain on hedging activity                                             (173)              348
     Minimum pension liability adjustment                                                (11,257)          (11,257)
                                                                                        --------          --------
         Total shareholder's equity                                                      213,835           211,537
                                                                                        --------          --------
         Total liabilities and shareholder's equity                                     $928,459          $909,383
                                                                                        ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)


                                                                                        Three Months Ended
                                                                                 -----------------------------------
                                                                 Successor           Successor         Predecessor
                                                             Three Months Ended   August 19, 2002-   June 30, 2002 -
                                                             September 27, 2003  September 28, 2002  August 18, 2002
                                                             ------------------  ------------------  ---------------
Cash Flows From Operating Activities:
   Net income                                                     $  2,872            $   1,475         $     85
   Adjustments to reconcile net income to net cash used
     in operating activities-
       Depreciation                                                  5,594                3,838            3,833
       Amortization of certain intangible assets                       462                  143              144
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind           1,687                1,168            1,201
       Equity in undistributed earnings of Great Lakes
         Kraut Company, LLC                                              0                 (187)            (277)
       Transitional Services Agreement with Pro-Fac
         Cooperative, Inc.                                            (131)                   0                0
       Change in assets and liabilities:
         Accounts receivable                                       (12,566)              (9,074)           1,818
         Inventories and prepaid manufacturing expense             (63,453)             (25,209)         (33,170)
         Income taxes refundable/(payable)                           3,092                  821              (75)
         Accounts payable and other accrued expenses                23,772               33,654          (10,972)
         Due to/(from) Pro-Fac Cooperative, Inc., net                6,770               (9,904)           8,649
         Other assets and liabilities, net                           2,178                  751              909
                                                                  --------            ---------         --------
Net cash used in operating activities                              (29,723)              (2,524)         (27,855)
                                                                  --------            ---------         --------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                        (7,562)              (1,792)          (2,187)
   Proceeds from disposals                                           1,971                    0                0
   Advances to Great Lakes Kraut Company, LLC, net                       0               (1,117)          (1,512)
   Proceeds from investment in CoBank                                  821                    0            1,115
   Issuance of note receivable to Pro-Fac Cooperative,
     Inc., net                                                        (300)                   0                0
                                                                  --------            ---------         --------
Net cash used in investing activities                               (5,070)              (2,909)          (2,584)
                                                                  --------            ---------         --------

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                              0              270,000                0
   Net proceeds from new revolving credit facility                       0               16,400                0
   Birds Eye Holdings, Inc. (redemption)/contribution                  (51)             175,591                0
   Net (payments)/proceeds on prior revolving credit
     facility                                                            0              (22,000)          22,000
   Payments on long-term debt                                      (14,112)            (400,800)            (292)
   Payments on Termination Agreement with Pro-Fac
     Cooperative, Inc.                                              (4,000)              (6,120)               0
   Payments on capital lease                                          (126)                 (77)             (38)
   Cash paid for debt issuance costs                                     0              (22,314)               0
   Cash paid for transaction fees                                        0               (6,000)               0
                                                                  --------            ---------         --------
Net cash (used in)/provided by financing activities                (18,289)               4,680           21,670
                                                                  --------            ---------         --------
Net change in cash and cash equivalents                            (53,082)                (753)          (8,769)
Cash and cash equivalents at beginning of period                   153,756                5,917           14,686
                                                                  --------            ---------         --------
Cash and cash equivalents at end of period                        $100,674            $   5,164         $  5,917
                                                                  ========            =========         ========

Supplemental Schedule of Non-Cash Financing Activities:
   Birds Eye Holdings, Inc. investment                            $      0            $  32,100         $      0
                                                                  ========            =========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc., formerly Agrilink Foods, Inc., (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. Three primary segments in which the Company markets its products include: branded frozen, branded dry, and non-branded products. The majority of each of the segment's net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the three months ended September 27, 2003 are not necessarily the results to be expected for the interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 28, 2003.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2003 have been reclassified to conform with the current period presentation.

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

The Company's allowance for doubtful accounts is approximately $1.0 million at September 27, 2003, and $1.0 million at June 28, 2003.

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into a Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On
August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owned, as of the Closing Date,
56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

(iii) Immediately following Pro-Fac's contribution of its Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares valued at $32.1 million to Birds Eye Holdings, Inc., formerly Agrilink Holdings, Inc., ("Holdings, Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Additional units have been issued subsequent to the Closing Date. See NOTE 10 to the "Notes to Consolidated Financial Statements" for further description. As of September 27, 2003, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued.

The Transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. The final allocation of purchase price has been presented in the financial statements and is based on valuations and other studies which provided the basis for such an allocation.

Holdings, Inc. has pushed down its purchase accounting to Birds Eye Foods. In accordance with generally accepted accounting principles, the excess investment made by Holdings, Inc. over the fair value of the identifiable assets and liabilities of the Company is approximately $37.1 million (after the affect of the Veg-All disposition) and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of September 27, 2003.

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $1.3 million has been liquidated as of September 27, 2003.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of the exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas; the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. Subsequent to each closure, the Company intends to dispose of these properties. In connection with these closings, 309 full-time production employees have been notified of their termination and benefit arrangements. Additional costs to complete the exit plan include facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of September 27, 2003. Adjustments to the liability reflect additional information previously unavailable and the result of further negotiations completed by management:

(Dollars in Millions)
                                                     Contractual        Severance
                                                    Penalties and          and
                                                     Other Costs       Related Costs
                                                     -----------       -------------
Initial liability                                      $ 6.2              $ 2.3
Utilization                                             (1.1)              (0.9)
Adjustments                                              0.7               (0.5)
                                                       -----              -----
Balance at September 27, 2003                          $ 5.8              $ 0.9
                                                       =====              =====



The following pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the period presented.

(Dollars in Thousands)


                                                   Predecessor
                                                 June 30, 2002 -
                                                   August 18,
                                                     2002
                                                 ---------------

Net Sales                                        $  99,216
Income before discontinued operations                1,072
Net Income                                             832

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, depreciation, the fair values of operating leases, income from the Transitional Services Agreement with Pro-Fac and the elimination of the historical share of income or loss that has been recorded. These results do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2003 fiscal year, or of the future operations of the successor company.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations: As of August 19, 2002, the Company committed to a plan to sell the popcorn, applesauce, and Veg-All operations previously reported in the branded dry and non-branded segments, and completed these transactions in fiscal 2003.

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

The implementation of SFAS 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and their operations are, therefore, excluded from continuing operations. All prior period Statements of Operations have been reclassified to reflect the discontinuance of these operations. No gain or loss was recognized as a result of the disposition of these businesses and facilities.

The operating results of those businesses classified as discontinued operations in the Statement of Operations are summarized as follows:


                                        Three Months Ended                Three Months Ended
                                        ------------------     --------------------------------------
                                             Successor             Successor            Predecessor
                                           September 27,       August 19, 2002 -      June 30, 2002 -
                                               2003            September 28, 2002     August 18, 2002
                                        ------------------     ------------------     ---------------
Net Sales                                       $61                  $5,789               $4,511
                                                ===                  ======               ======
(Loss)/income before income taxes               $(7)                 $   30               $ (407)
Income tax benefit/(provision)                    3                     (12)                 167
                                                ---                  ------               ------
Discontinued operations, net of tax             $(4)                 $   18               $ (240)
                                                ===                  ======               ======

Assets Held for Sale: In February 2003, in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities. Having met the criteria outlined in SFAS 144, the following properties are classified as assets held for sale on the Company's Consolidated Balance Sheet as of September 27, 2003: Bridgeville, Delaware; Green Bay, Wisconsin; Lawton, Michigan; and Uvalde, Texas. The Company is actively marketing these properties for sale, and intends to dispose of these properties within one year.

On September 26, 2003, the Company sold its fresh production operation at Montezuma, Georgia to Flint River Foods, LLC for $1.5 million. The facility had been previously classified as held for sale. NOTE 11 to the "Notes to Consolidated Financial Statements" describes the discharge of a guarantee in connection with this sale.

On July 21, 2003, the Company sold equipment at the leased facility in Oxnard, California to Coastal Green Frozen Foods, LLC for $0.3 million. This equipment had been previously classified as held for sale.

No gain or loss was recognized as a result of the disposition of these facilities and equipment.

As a result of the Company's decision to sell the popcorn and applesauce operations, certain assets were classified as held for sale. Included in held for sale at September 27, 2003 is the Red Creek, New York facility and the remaining inventory.

Also included in assets held for sale are facilities located in Alamo, Texas; Enumclaw, Washington; Sodus, Michigan; and Alton, New York. These facilities are being actively marketed for sale.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

(Dollars in Thousands)


                                                       Successor              Successor
                                                     September 27,             June 28,
                                                          2003                   2003
                                                     -------------            ---------
   Inventories                                          $    32                $    80
   Property, plant and equipment, net                    12,312                 13,421
                                                        -------                -------
     Total                                              $12,344                $13,501
                                                        =======                =======

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $29.7 million as of September 27, 2003.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the three months ended September 27, 2003 and September 28, 2002 were $44.9 million and $40.0 million, respectively.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye's needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

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

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of September 27, 2003 was approximately $0.5 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report only to the chief executive officer or other representatives of Birds Eye Foods.

(iv) Credit Agreement. As of the Closing Date, Birds Eye Foods and Pro-Fac entered into a Credit Agreement (the "Credit Agreement") pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of September 27, 2003, there was approximately $1.0 million outstanding under this Credit Agreement.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)


                                            Successor        Successor
                                          September 27,       June 28,
                                              2003              2003
                                        ---------------     ------------
Finished goods                              $254,346           $185,983
Raw materials and supplies                    27,025             20,601
                                            --------           --------
   Total inventories                        $281,371           $206,584
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

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)


                                                      Successor                          Successor
                                                    September 27,                        June 28,
                                                        2003                               2003
                                           -----------------------------       ----------------------------
                                            Gross                               Gross
                                           Carrying        Accumulated         Carrying       Accumulated
                                            Amount         Amortization         Amount        Amortization
                                            ------         ------------         ------        ------------
Amortized intangible assets:
   Covenants not to compete                $    588          $  (191)         $     588         $  (139)
   Customer relationships                     8,000           (1,000)             8,000            (778)
   Other                                     10,406             (844)            10,406            (656)
                                           --------          -------          ---------         -------
     Total                                 $ 18,994          $(2,035)         $  18,994         $(1,573)
                                           --------          =======          ---------         =======

Unamortized intangible assets:
   Trademarks                              $150,900                           $ 150,900
                                           --------                           ---------
     Total                                 $169,894                           $ 169,894
                                           ========                           =========


The aggregate amortization expense associated with intangible assets was approximately $0.5 million for the three months ended September 27, 2003. The aggregate amortization expense was $0.1 million for the predecessor period
June 30, 2002 through August 18, 2002, and $0.1 million for the successor period August 19, 2002 through September 28, 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)


                            Aggregate
                             Annual
Fiscal                     Amortization
Year                         Expense
----                         -------
 2005                        $1,778
 2006                         1,778
 2007                         1,650
 2008                         1,639
 2009                         1,639

NOTE 7. DEBT

Summary of Long-Term Debt:
--------------------------

(Dollars in Thousands)

                                                               Successor            Successor
                                                             September 27,          June 28,
                                                                 2003                 2003
                                                            ---------------       ------------
Term Loan Facility                                           $  254,884            $  268,650
Senior Subordinated Notes                                       206,757               207,086
Other                                                             3,500                 3,845
                                                             ----------            ----------
Total debt                                                      465,141               479,581
Less current portion                                             (6,200)              (19,611)
                                                             ----------            ----------
Total long-term debt                                         $  458,941            $  459,970
                                                             ==========            ==========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. As of September 27, 2003, the interest rate under the Term Loan Facility was approximately 3.87 percent on LIBOR loans and 5.75 percent on base rate loans.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

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

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings, Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements."

Senior Subordinated Notes: Birds Eye Foods has outstanding $200.0 million of
11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. In connection with the Transaction, the Company recorded the Notes at estimated fair value of $208.2 million. The $8.2 million premium is being amortized against interest expense over the life of the Notes.

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

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial markets. The Company's private label products include frozen and canned vegetables, salad dressings, salsa, chili products, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, Southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                             Three Months Ended               Three Months Ended
                                             ------------------  -----------------------------------------
                                                  Successor          Successor                Predecessor
                                                 September 27,    August 19, 2002 -         June 30,2002 -
                                                     2003        September 28, 2002        August 18, 2002
                                                     ----        ------------------        ---------------
Net Sales:
   Branded frozen                                  $ 66.7              $ 36.9                   $35.8
   Branded dry                                       51.7                27.9                    23.6
   Non-branded                                       74.1                37.6                    39.9
                                                   ------              ------                   -----
Total continuing segments                          $192.5              $102.4                   $99.3
                                                   ======               =====                   =====
Operating income:
   Branded frozen                                  $ 10.6              $  2.4                   $ 4.7
   Branded dry                                        9.2                 6.6                     4.7
   Non-branded                                       (4.5)               (0.4)                   (1.3)
                                                   -------             ------                   -----
Continuing segment operating income                  15.3                 8.6                     8.1
Interest expense                                    (10.5)               (6.2)                   (7.5)
                                                   ------              -------                  -----
Pretax income from continuing operations           $  4.8              $  2.4                   $ 0.6
                                                   ======              ======                   =====

NOTE 9. GUARANTEES AND INDEMNIFICATIONS

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

Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. See NOTE 11 to the "Notes to Consolidated Financial Statements" regarding the discharge of this guarantee in October 2003. As of September 27, 2003, the outstanding loan amount, including interest, was $2.0 million.

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. Prior to the Transaction, the Company's obligations under the Senior Credit Facilities with Harris Trust and Savings Bank were fully and unconditionally guaranteed by Kennedy Endeavors Incorporated and Linden Oaks Corporation. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                                 Successor
                                                                          Statement of Operations
                                                                   Three Months Ended September 27, 2003
                                                     --------------------------------------------------------------------
                                                     Birds Eye    Subsidiary Non-Guarantor  Eliminating
                                                     Foods, Inc.  Guarantors Subsidiaries     Entries        Consolidated
                                                     -----------  ---------- ------------     -------        ------------
(Dollars in Thousands)
Net sales                                            $ 187,758      $ 6,147     $    0        $(1,414)        $ 192,491
Cost of sales                                         (146,794)      (5,533)         0          1,608          (150,719)
                                                     ---------      -------     ------        -------         ---------
Gross profit                                            40,964          614          0            194            41,772
Selling, administrative, and general expense           (25,612)        (906)         0              0           (26,518)
Other (expense)/income                                 (10,402)      10,596                      (194)                0
Income from subsidiaries                                 9,022          643          0         (9,665)                0
                                                     ---------      -------     ------        -------         ---------
Operating income                                        13,972       10,947          0         (9,665)           15,254
Interest (expense)/income                              (14,478)       2,571      1,447              0           (10,460)
                                                     ---------      -------     ------        -------         ---------
Pretax (loss)/income from continuing operations           (506)      13,518      1,447         (9,665)            4,794
Tax benefit/(provision)                                  3,382       (5,300)         0              0            (1,918)
                                                     ---------      -------     ------        -------         ---------
Income before discontinued operations                    2,876        8,218      1,447         (9,665)            2,876
Discontinued operations (net of a tax benefit
    of $3)                                                  (4)           0          0              0                (4)
                                                     ---------      -------     ------        -------         ---------
Net income                                           $   2,872      $ 8,218     $1,447        $(9,665)        $   2,872
                                                     =========      =======     ======        =======         =========

                                                                               Successor
                                                                             Balance Sheet
                                                                          September 27, 2003
                                             -------------------------------------------------------------------------------
                                             Birds Eye        Subsidiary     Non-Guarantor     Eliminating
                                             Foods, Inc.      Guarantors      Subsidiaries       Entries        Consolidated
                                             -----------      ----------      ------------       -------        ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                 $  100,159        $     515         $     0        $       0         $100,674
   Accounts receivable, net                      69,015            3,622               0                0           72,637
   Inventories -
     Finished goods                             253,899              447               0                0          254,346
     Raw materials and supplies                  26,108              917               0                0           27,025
                                             ----------        ---------         -------        ---------         --------
       Total inventories                        280,007            1,364               0                0          281,371

   Other current assets                          38,913            1,716               0                0           40,629
                                             ----------        ---------         -------        ---------         --------

       Total current assets                     488,094            7,217               0                0          495,311

   Property, plant and equipment, net           178,152           18,889               0                0          197,041
   Investment in subsidiaries                   310,869           12,581               0         (323,450)               0
   Goodwill and other intangible
     assets, net                                 43,813          161,096               0                0          204,909
   Other assets                                  30,880          103,412          28,336         (131,430)          31,198
                                             ----------        ---------         -------        ---------         --------
       Total assets                          $1,051,808        $ 303,195         $28,336        $(454,880)        $928,459
                                             ==========        =========         =======        =========         ========

Liabilities and Shareholder's Equity
   Current portion of long-term debt         $    6,200        $       0         $     0        $       0         $  6,200
   Current portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.               9,407                0               0                0            9,407
   Accounts payable                              82,559            1,107               0                0           83,666
   Accrued interest                              10,064                0               0                0           10,064
   Intercompany loans                               314             (314)              0                0                0
   Other current liabilities                     62,712            7,288               0                0           70,000
                                             ----------        ---------         -------        ---------         --------
       Total current liabilities                171,256            8,081               0                0          179,337
   Long-term debt                               487,277                0               0          (28,336)         458,941
   Long-term portion of Termination
     and Transitional Services
     Agreements with Pro-Fac
     Cooperative, Inc.                           20,733                0               0                0           20,733
   Other non-current liabilities                158,707                0               0         (103,094)          55,613
                                             ----------        ---------         -------        ---------         --------

       Total liabilities                        837,973            8,081               0         (131,430)         714,624

   Shareholder's equity                         213,835          295,114          28,336         (323,450)         213,835
                                             ----------        ---------         -------        ---------         --------

       Total liabilities and
         shareholder's equity                $1,051,808        $ 303,195         $28,336        $(454,880)        $928,459
                                             ==========        =========         =======        =========         ========

                                                                                    Successor
                                                                              Statement of Cash Flows
                                                                      Three Months Ended September 27, 2003
                                                      --------------------------------------------------------------------
                                                      Birds Eye     Subsidiary   Non-Guarantor  Eliminating
                                                      Foods, Inc.   Guarantors   Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   ------------     -------     ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                         $   2,872       $ 8,218       $ 1,447       $(9,665)      $   2,872
   Adjustments to reconcile net income
     to cash (used in)/provided by
     operating activities -
       Depreciation                                       5,206           388             0             0           5,594
       Amortization of certain intangible assets            274           188             0             0             462
       Amortization of debt issue costs,
         amendment costs, debt discounts and
         premiums, and interest in-kind                   3,134             0        (1,447)            0           1,687
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                         (131)            0             0             0            (131)
       Equity in earnings of subsidiaries                (9,022)         (643)            0         9,665               0
       Change in working capital                        (40,552)          345             0             0         (40,207)
                                                      ---------       -------       -------       -------       ---------
Net cash (used in)/provided by operating
   activities                                           (38,219)        8,496             0             0         (29,723)
                                                      ---------       -------       -------       -------       ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment            (7,394)         (168)            0             0          (7,562)
   Proceeds from disposals                                1,971             0             0             0           1,971
   Proceeds from investment in CoBank                       821             0             0             0             821
   Issuance of note receivable to Pro-Fac
     Cooperative, Inc., net                                (300)            0             0             0            (300)
   Dividends received                                     7,950             0             0        (7,950)              0
                                                      ---------       -------       -------       -------       ---------
Net cash provided by/(used in) investing
   activities                                             3,048          (168)            0        (7,950)         (5,070)
                                                      ---------       -------       -------       -------       ---------

Cash Flows From Financing Activities:
   Birds Eye Holdings, Inc. redemption                      (51)            0             0             0             (51)
   Payments on long-term debt                           (14,112)            0             0             0         (14,112)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                           (4,000)            0             0             0          (4,000)
   Payments on capital lease                               (126)            0             0             0            (126)
   Dividends paid                                             0        (7,950)            0         7,950               0
                                                      ---------       -------       -------       -------       ---------
Net cash used in financing activities                   (18,289)       (7,950)            0         7,950         (18,289)
                                                      ---------       -------       -------       -------       ---------

Net change in cash and cash equivalents                 (53,460)          378             0             0         (53,082)

Cash and cash equivalents at
   beginning of period                                  153,619           137             0             0         153,756
                                                      ---------       -------       -------       -------       ---------
Cash and cash equivalents at
   end of period                                      $ 100,159       $   515       $     0       $     0       $ 100,674
                                                      =========       =======       =======       =======       =========

                                                                        Successor
                                                                 Statement of Operations
                                                          August 19, 2002 - September 28, 2002
                                           --------------------------------------------------------------------
                                           Birds Eye     Subsidiary    Non-Guarantor Eliminating
                                           Foods, Inc.   Guarantors    Subsidiaries    Entries     Consolidated
                                           -----------   ----------    ------------    -------     ------------
(Dollars in Thousands)
Net sales                                  $ 100,507       $ 2,285          $0         $  (353)      $ 102,439
Cost of sales                                (77,253)       (1,922)          0             365         (78,810)
                                           ---------       -------          --         -------       ---------
Gross profit                                  23,254           363           0              12          23,629
Selling, administrative, and general
   expense                                   (14,874)         (398)          0               0         (15,272)
Other (expense)/income                        (5,309)        5,321           0             (12)              0
Income from former joint venture and
   subsidiaries                                4,153             0           0          (3,890)            263
                                           ---------       -------          --         -------       ---------
Operating income                               7,224         5,286           0          (3,890)          8,620
Interest (expense)/income                     (7,285)        1,134           0               0          (6,151)
                                           ---------       -------          --         -------       ---------
Pretax (loss)/income from continuing
   operations                                    (61)        6,420           0          (3,890)          2,469
Tax benefit/(provision)                        1,518        (2,530)          0               0          (1,012)
                                           ---------       -------          --         -------       ---------
Income before discontinued operations          1,457         3,890           0          (3,890)          1,457
Discontinued operations (net of a tax
   provision of $12)                              18             0           0               0              18
                                           ---------       -------          --         -------       ---------
Net income                                 $   1,475       $ 3,890          $0         $(3,890)      $   1,475
                                           =========       =======          ==         =======       =========


                                                                           Predecessor
                                                                     Statement of Operations
                                                                   June 30, 2002 - August 18, 2002
                                                  -------------------------------------------------------------------
                                                  Birds Eye    Subsidiary   Non-Guarantor Eliminating
                                                  Foods, Inc.  Guarantors    Subsidiaries    Entries     Consolidated
                                                  -----------  ----------    ------------    -------     ------------
(Dollars in Thousands)
Net sales                                         $ 96,740       $ 2,476       $ 1,069       $(1,069)      $ 99,216
Cost of sales                                      (74,322)       (1,611)       (1,432)        1,110        (76,255)
                                                  --------       -------       -------       -------       --------
Gross profit/(loss)                                 22,418           865          (363)           41         22,961
Selling, administrative, and general
   expense                                         (14,668)         (488)            0             0        (15,156)
Other (expense)/income                              (5,507)        5,507            41           (41)             0
Income from former joint venture and
   subsidiaries                                      4,543             0             0        (4,266)           277
                                                  --------       -------       -------       -------       --------
Operating income/(loss)                              6,786         5,884          (322)       (4,266)         8,082
Interest (expense)/income                           (8,853)        1,322             0             0         (7,531)
                                                  --------       -------       -------       -------       --------
Pretax (loss)/income from continuing
   operations                                       (2,067)        7,206          (322)       (4,266)           551
Tax benefit/(provision)                              2,392        (2,572)          (46)            0           (226)
                                                  --------       -------       -------       -------       --------
Income/(loss) before discontinued operations           325         4,634          (368)       (4,266)           325
Discontinued operations (net of a tax
   benefit of $167)                                   (240)            0             0             0           (240)
                                                  --------       -------       -------       -------       --------
Net income/(loss)                                 $     85       $ 4,634       $  (368)      $(4,266)      $     85
                                                  ========       =======       =======       =======       ========


                                                                             Successor
                                                                           Balance Sheet
                                                                           June 28, 2003
                                               ---------------------------------------------------------------------
                                                Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                               Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                               -----------   ----------   ------------      -------     ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                  $  153,619    $      137     $     0        $       0       $153,756
   Accounts receivable, net                       56,441         3,630           0                0         60,071
   Inventories -
     Finished goods                              185,423           560           0                0        185,983
     Raw materials and supplies                   19,813           788           0                0         20,601
                                              ----------    ----------     -------        ---------       --------
       Total inventories                         205,236         1,348           0                0        206,584

   Other current assets                           59,323        (3,151)          0                0         56,172
                                              ----------    ----------     -------        ---------       --------

       Total current assets                      474,619         1,964           0                0        476,583

   Property, plant, and equipment, net           187,819         7,380           0                0        195,199
   Investment in subsidiaries                    298,030        11,939           0         (309,969)             0
   Goodwill and other intangible assets, net      44,088       161,283           0                0        205,371
   Other assets                                   31,919       102,545      26,889         (129,123)        32,230
                                              ----------    ----------     -------        ---------       --------

       Total assets                           $1,036,475    $  285,111     $26,889        $(439,092)      $909,383
                                              ==========    ==========     =======        =========       ========

Liabilities and Shareholder's Equity
   Current portion of long-term debt          $   19,611    $        0     $     0        $       0       $ 19,611
   Current portion of Termination and
     Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                     9,403             0           0                0          9,403
   Accounts payable                               65,826         1,324           0                0         67,150
   Accrued interest                                4,106             0           0                0          4,106
   Intercompany loans                              1,987        (1,987)          0                0              0
   Other current liabilities                      56,718         2,694           0                0         59,412
                                              ----------    ----------     -------        ---------       --------
       Total current liabilities                 157,651         2,031           0                0        159,682
   Long-term debt                                486,859             0           0          (26,889)       459,970
   Long-term portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.               24,031             0           0                0         24,031
   Other non-current liabilities                 156,397             0           0         (102,234)        54,163
                                              ----------    ----------     -------        ---------       --------

       Total liabilities                         824,938         2,031           0         (129,123)       697,846

   Shareholder's equity                          211,537       283,080      26,889         (309,969)       211,537
                                              ----------    ----------     -------        ---------       --------

       Total liabilities and
         shareholder's equity                 $1,036,475    $  285,111     $26,889        $(439,092)      $909,383
                                              ==========    ==========     =======        =========       ========


                                                                                     Successor
                                                                               Statement of Cash Flows
                                                                        August 19, 2002 - September 28, 2002
                                                     --------------------------------------------------------------------
                                                       Birds Eye   Subsidiary   Non-Guarantor  Eliminating
                                                      Foods, Inc.  Guarantors   Subsidiaries     Entries     Consolidated
                                                     ------------  ----------   -------------  -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                         $   1,475      $ 3,890            $0      $(3,890)    $   1,475
   Adjustments to reconcile net income to cash
     (used in)/provided by operating activities -
       Depreciation                                       3,723          115             0            0         3,838
       Amortization of certain intangible assets             49           94             0            0           143
       Amortization of debt issue costs, amendment
         costs, debt discounts and premiums, and
         interest in-kind                                 1,168            0             0            0         1,168
       Equity in undistributed earnings of former
         joint venture and subsidiaries                  (4,077)           0             0        3,890          (187)
       Change in working capital                         (8,638)        (323)            0            0        (8,961)
                                                      ---------      -------            --      -------     ---------
Net cash (used in)/provided by operating activities      (6,300)       3,776             0            0        (2,524)
                                                      ---------      -------            --      -------     ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment            (1,779)         (13)            0            0        (1,792)
   Advances to former joint venture                      (1,117)           0             0            0        (1,117)
   Dividends received                                     4,530            0             0       (4,530)            0
                                                      ---------      -------            --      -------     ---------
Net cash provided by/(used in) investing activities       1,634          (13)            0       (4,530)       (2,909)
                                                      ---------      -------            --      -------     ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt             270,000            0             0            0       270,000
   Net proceeds from new revolving credit facility       16,400            0             0            0        16,400
   Birds Eye Holdings, Inc. contribution                175,591            0             0            0       175,591
   Net payments on prior revolving credit facility      (22,000)           0             0            0       (22,000)
   Payments on long-term debt                          (400,800)           0             0            0      (400,800)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                           (6,120)           0             0            0        (6,120)
   Payments on capital lease                                (77)           0             0            0           (77)
   Cash paid for debt issuance costs                    (22,314)           0             0            0       (22,314)
   Cash paid for transaction fees                        (6,000)           0             0            0        (6,000)
   Dividends paid                                             0       (4,530)            0        4,530             0
                                                      ---------      -------            --      -------     ---------
Net cash provided by/(used in) financing activities       4,680       (4,530)            0        4,530         4,680
                                                      ---------      -------            --      -------     ---------

Net change in cash and cash equivalents                      14         (767)            0            0          (753)

Cash and cash equivalents at beginning of period          4,636        1,281             0            0         5,917
                                                      ---------      -------            --      -------     ---------
Cash and cash equivalents at end of period            $   4,650      $   514            $0      $     0     $   5,164
                                                      =========      =======            ==      =======     =========


                                                                               Predecessor
                                                                          Statement of Cash Flows
                                                                        June 30, 2002 - August 18, 2002
                                                       --------------------------------------- -------------------------------
                                                         Birds Eye   Subsidiary  Non-Guarantor   Eliminating
(Dollars in Thousands)                                  Foods, Inc.  Guarantors   Subsidiaries    Entries      Consolidated
                                                       ------------  ----------  ------------- --------------  ------------
Cash Flows From Operating Activities:
   Net income/(loss)                                      $     85      $ 4,634     $ (368)        $(4,266)    $     85
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities -
       Depreciation                                          3,741           69         23               0        3,833
       Amortization of certain intangible assets                50           94          0               0          144
       Amortization of debt issue costs, amendment
         costs, debt discounts and premiums, and
         interest in-kind                                    1,201            0          0               0        1,201
       Equity in undistributed earnings of former
         joint venture and subsidiaries                     (4,543)           0          0           4,266         (277)
       Change in working capital                           (37,983)       3,890      1,252               0      (32,841)
                                                          --------      -------     ------         -------     --------
Net cash (used in)/provided by operating activities        (37,449)       8,687        907               0      (27,855)
                                                          --------      -------     ------         -------     --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment               (2,181)           0         (6)              0       (2,187)
   Advances to Great Lakes Kraut Company, LLC               (1,512)           0          0               0       (1,512)
   Proceeds from investment in CoBank                        1,115            0          0               0        1,115
   Dividends received                                        8,750            0          0          (8,750)           0
                                                          --------      -------     ------         -------     --------
Net cash provided by/(used in) investing activities          6,172            0         (6)         (8,750)      (2,584)
                                                          --------      -------     ------         -------     --------

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility          22,000            0          0               0       22,000
   Payments on long-term debt                                 (292)           0          0               0         (292)
   Payments on capital leases                                  (38)           0          0               0          (38)
   Dividends paid                                                0       (8,750)         0           8,750            0
                                                          --------      -------     ------         -------     --------
Net cash provided by/(used in) financing activities         21,670       (8,750)         0           8,750       21,670
                                                          --------      -------     ------         -------     --------

Net change in cash and cash equivalents                     (9,607)         (63)       901               0       (8,769)

Cash and cash equivalents at beginning of period            14,243          121        322               0       14,686
                                                          --------      -------     ------         -------     --------
Cash and cash equivalents at end of period                $  4,636      $    58     $1,223         $     0     $  5,917
                                                          ========      =======     ======         =======     ========

NOTE 10. OTHER MATTERS

Holdings LLC Unit Issuance: On September 1, 2003, Holdings LLC issued additional preferred units and Class E units to certain directors of Birds Eye Foods. Pursuant to the limited liability company agreement of Holdings LLC, additional classes of units may be issued from time to time, provided consent is obtained from a majority of the unit holders. The required consent was obtained and 1,332 Class E units and approximately 3 preferred units were issued. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Legal Matters: Birds Eye Foods is a party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that the Company might incur upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's business, financial condition, or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Company maintains general liability insurance coverage in amounts deemed to be adequate by management.

NOTE 11. SUBSEQUENT EVENTS

On October 21, 2003, the Company received a discharge of a guarantee regarding the renovation of a sewage treatment plant operated in Montezuma, Georgia from Macon County. The discharge of the guarantee was a result of the sale of the Company's fresh production plant in Montezuma, Georgia. See NOTE 9 to the "Notes to Consolidated Financial Statements."

On October 24, 2003, the Company announced an irrevocable notice of partial redemption sent to holders of its Notes. The aggregate outstanding principal amount of the Notes being called for redemption is $150.0 million. Upon redemption, holders whose Notes have been selected for redemption will receive $1,059.38 per Note plus accrued and unpaid interest thereon. Any of the Notes selected for redemption will be automatically redeemed on November 24, 2003, and no further interest will accrue on or after such date. The Notes to be redeemed will be selected in accordance with and by the trustee under the indenture under which the Notes were issued.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Birds Eye Foods or persons acting on behalf of Birds Eye Foods may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q Equivalent and other statements made in this Form 10-Q Equivalent and in other filings with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This section should be read in conjunction with Part I, Item 1. Financial Statements of this report.

The unaudited consolidated financial statements include the results of Birds Eye Foods, Inc. ("Birds Eye Foods" or the "Company"). On August 19, 2002, a majority interest in Birds Eye Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (the "Transaction" - see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings LLC and its affiliates plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the Transaction is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations for the three months ended September 27, 2003, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to September 28, 2002).

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial markets. The Company's private label products include frozen and canned vegetables, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

The following tables illustrate the results of operations by segment for the three months ended September 27, 2003 and September 28, 2002:

Net Sales
(Dollars in Millions)


                                                                Three Months Ended
                                                    -------------------------------------------
                                                      September  27,            September 28,
                                                           2003                     2002
                                                    -------------------     -------------------
                                                                % of                     % of
                                                        $       Total           $        Total
                                                        -       -----           -        -----
Branded frozen                                        66.7       34.6          72.7       36.1
Branded dry                                           51.7       26.9          51.5       25.5
Non-branded                                           74.1       38.5          77.5       38.4
                                                     -----      -----         -----      -----
     Total                                           192.5      100.0         201.7      100.0
                                                     =====      =====         =====      =====

Operating Income
(Dollars in Millions)

                                                      Three Months Ended
                                              --------------------------------
                                              September 27,     September 28,
                                                  2003               2002
                                              -------------     --------------
                                                      % of               % of
                                                $     Total       $      Total
                                              ----    -----     ----     -----
Branded frozen                                10.6     69.3      7.1      42.5
Branded dry                                    9.2     60.1     11.3      67.7
Non-branded                                   (4.5)   (29.4)    (1.7)    (10.2)
                                              ----    -----     ----     -----
   Operating income                           15.3    100.0     16.7     100.0
                                              ====    =====     ====     =====

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as operating income before depreciation and amortization) for the three months ended September 27, 2003 and September 28, 2002, respectively. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                      Three Months Ended
                                              --------------------------------
                                              September 27,     September 28,
                                                  2003               2002
                                              -------------     --------------
                                                      % of               % of
                                                $     Total       $      Total
                                              ----    -----     ----     -----
Branded frozen                                12.5     58.7      9.4      39.0
Branded dry                                   10.2     47.9     12.3      51.0
Non-branded                                   (1.4)    (6.6)     2.4      10.0
                                              ----    -----     ----     -----
   Continuing segment EBITDA                  21.3    100.0     24.1     100.0
                                                      =====              =====
Reconciliation of EBITDA to net income:
   Depreciation and amortization              (6.0)             (7.4)
                                              ----              ----
Operating income                              15.3              16.7
Interest expense                             (10.5)            (13.7)
Tax provision                                 (1.9)             (1.2)
Discontinued operations, net of tax            0.0              (0.2)
                                              ----              ----
Net income                                     2.9               1.6
                                              ====              ====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of operating income before depreciation and amortization and excludes discontinued operations.

       CHANGES FROM FIRST QUARTER FISCAL 2003 TO FIRST QUARTER FISCAL 2004

Net Sales: Net sales for the fiscal 2004 period were $192.5 million, a decrease of $9.2 million, or 4.6 percent, as compared to net sales of $201.7 million in the fiscal 2003 period. This decrease is primarily due to a decline in branded frozen net sales of $6.0 million. The Company has also experienced a $3.4 million decline in non-branded net sales resulting from the Company's continuing effort to rationalize certain product offerings. See the "Segment Review" below for further detail.

Gross Profit: Gross profit in the fiscal 2004 period decreased $4.8 million to $41.8 million as compared to $46.6 million for the fiscal 2003 period. The Company's gross profit margin decreased to 21.7 percent from 23.1 percent in the prior year period. The decrease in gross margin is primarily the result of unfavorable production costs incurred during the 2002 growing season due to lower crop intake as a result of adverse weather conditions as well as management's efforts to reduce inventory levels.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2004 period have decreased $3.9 million to $26.5 million, as compared to $30.4 million in the fiscal 2003 period. The decrease is primarily attributed to a $4.3 million decline in marketing expenses associated with the introductory costs of Birds Eye Hearty Spoonfuls and other marketing initiatives incurred in the first quarter of fiscal 2003. This decrease is partially offset by $1.0 million of strategic consulting services incurred in the first quarter of fiscal 2004.

Operating Income: Operating income for the fiscal 2004 period was $15.3 million, a decrease of $1.4 million as compared to $16.7 million in the fiscal 2003 period. This decrease is attributable to the factors discussed above. Decreases in operating income within branded dry and non-branded were $2.1 million and $2.8 million, respectively. Operating income for branded frozen increased $3.5 million. Significant variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $0.5 million in the fiscal 2003 period. On March 2, 2003 Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. (the "GLK Transaction"). The decrease in income is a result of the GLK Transaction.

Interest Expense: Interest expense for the fiscal 2004 period was $10.5 million compared to $13.7 million in the fiscal 2003 period. This decline is attributable to lower debt levels and reduced interest rates. The reduction in interest rates is primarily the result of the refinancing of the Company's credit facility in August 2002 in conjunction with the Transaction. In addition, the decrease is impacted by adjustments related to the fair market valuation of the Company's debt also in conjunction with the Transaction. These reductions were partially offset by interest expense related to the Termination Agreement with Pro-Fac.

Tax Provision: The provision for income taxes in the first quarter of fiscal 2004 was $1.9 million compared to $1.2 million in the fiscal 2003 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

Net Income: Net income for the fiscal 2004 period was $2.9 million compared to net income of $1.6 million in the fiscal 2003 period due to the factors noted above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and EBITDA by segment is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Branded Frozen: Branded frozen net sales were $66.7 million in the fiscal 2004 period, a decline of $6.0 million or 8.3 percent as compared to net sales of $72.7 million for the fiscal 2003 period. This change was impacted by a decline in net sales for the Company's Birds Eye Voila! product line of $4.3 million. This product line continues to face challenges from competitive actions and spending. Management is currently evaluating various alternatives to enhance competitive performance of this product line.

Net sales for the Company's branded frozen core vegetable products declined $3.1 million for the fiscal 2004 period. Such declines were primarily attributable to changes in the timing of various promotional activities versus the prior year. New activities within this portfolio include the introduction of various value-added sauced vegetables in test markets across the country and through distribution with the Company's largest customer.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 3.0 percent for the 12-week period ending September 14, 2003. The Company's branded market share on a unit base at September 14, 2003 was 18.7 percent compared to 19.7 percent at September 15, 2002. The bagged meal category for the 12-week period ending September 14, 2003 declined 1.0 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending September 14, 2003 was 17.8 percent compared to 25.2 percent for the 12-week period ending September 15, 2002.

Branded frozen EBITDA showed significant improvement over prior year, achieving $12.5 million for the fiscal 2004 period, an increase of $3.1 million or 33.0 percent as compared to $9.4 million in the fiscal 2003 period. This improvement in EBITDA primarily results from the elimination of introductory costs associated with the launch of Birds Eye Hearty Spoonfuls in fiscal 2003. EBITDA has, however, been impacted by unfavorable production costs incurred during the 2002 growing season due to lower crop intake as a result of adverse weather conditions as well as management's efforts to reduce inventory levels.

Branded Dry: Branded dry net sales at $51.7 million for the fiscal 2004 period, were consistent with that of the prior year. EBITDA for the branded dry segment was $10.2 million in fiscal 2004, a decline of $2.1 million or 17.1 percent as compared to $12.3 million in fiscal 2003. This decline is primarily attributable to an increase in production costs resulting from cherry crop shortages during the 2002 growing season. The Company expects to focus on strong consumer-directed advertising and innovative merchandising to maintain and enhance profitability of the various brands in this segment.

Non-branded: Non-branded net sales were $74.1 million for the fiscal 2004 period, a decline of $3.4 million or 4.4 percent as compared to $77.5 million in the fiscal 2003 period. This decline is primarily attributable to the continued rationalization of certain food service offerings. Non-branded EBITDA showed a loss of $1.4 million for the fiscal 2004 period, a $3.8 million decline as compared to EBITDA of $2.4 million in fiscal 2003. The decline in profitability in the non-branded businesses has been significantly impacted by increased production costs resulting from the 2002 growing season, as highlighted above.

As highlighted above, IRI data does not track the Company's non-branded or private label retail sales. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 12-week period ending September 14, 2003 was 30.3 percent compared to 31.2 percent for the 12-week period ending September 15, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the three months ended September 27, 2003 compared to the three months ended September 28, 2002.

Given the seasonal nature of the Company's crop intake for use in year-round production of its products, Birds Eye Foods generates significant negative cash flow from operations in the first quarter of each fiscal year. Net cash used in operating activities for the fiscal 2004 period was $29.7 million as compared to net cash used in operating activities of $30.4 million for the fiscal 2003 period, representing an improvement of $0.7 million. Net inventories (including prepaid manufacturing expense) increased $63.5 million in the current period as compared with an increase of $58.4 million during the prior year period. This increase is the result of an increase in crop intake during the first quarter of fiscal 2004 as compared to the fiscal 2003 period. Crop intake during the 2002 growing season (fiscal 2003 period) was significantly reduced by adverse weather conditions as well as management's efforts to reduce inventory levels. In addition, cash paid to Pro-Fac for crop related payments decreased during the first quarter of fiscal 2004 versus the prior year. This decrease primarily results from a reduction in the final payment made for crops harvested in the 2002 growing season, due to reduced crop intake. Accounts receivable collected decreased $5.3 million as compared to the prior year. The change is largely the result of the expiration of two co-pack agreements that had accounts receivables which were collected upon in the first quarter of fiscal 2003.

Net cash used in investing activities for the 2004 period was $5.1 million, as compared to net cash used in investing activities of $5.5 million for the fiscal 2003 period. Capital expenditures were $7.6 million for the 2004 period compared to $4.0 million in the prior year period. The increase in capital expenditures is the result of the Company's decision to consolidate production in an effort to improve efficiencies. See NOTE 2, "The Transaction," to the "Notes to Consolidated Financial Statements." The increase in capital expenditures was more than offset by the receipt of $1.9 million in proceeds from the sale of certain facilities which were closed as a result of the Company's realignment efforts and the elimination of working capital advances to GLK, the Company's former joint venture.

Net cash used in financing activities for the 2004 period was $18.3 million, as compared to net cash provided by financing activities of $26.4 million in the 2003 period, representing a decrease of $44.7 million. The Company completed the Transaction with Pro-Fac Cooperative,

Inc. and Vestar/Agrilink Holdings LLC on August 19, 2002, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements."

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

As of September 27, 2003, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $22.0 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility, after taking into account the letters of credit outstanding, was $178.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Facility"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of September 27, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of September 27, 2003, the interest rate under the Term Loan Facility was approximately 3.87 percent on LIBOR loans and 5.75 percent on base rate loans. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. Based on the Company's Consolidated Leverage Ratio as of September 27, 2003, management anticipates that interest rates will be adjusted subsequently. The applicable interest rates will be lowered as of November 18, 2003 in the case of base rate loans to the base rate plus 1.00 percent for loans under the Revolving Credit Facility, or in the case of LIBOR loans to LIBOR plus 2.00 percent for loans under the Revolving Credit Facility. The unused commitment fee will remain at 0.375 percent of the daily average unused commitment under the Revolving Credit Facility.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of September 27, 2003, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

As previously reported, the Company has negotiated an amendment to its Senior Credit Facility. The amendment provides the Company with the ability to repurchase up to $150.0 million of its Senior Subordinated Notes. In addition, provided the satisfaction of certain conditions, the amendment permits repurchase of the balance of the Senior Subordinated Notes prior to maturity.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements" included herein.

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

On October 24, 2003, the Company announced an irrevocable notice of partial redemption sent to holders of its Notes. The aggregate outstanding principal amount of the Notes being called for redemption is $150.0 million. Upon redemption, holders whose Notes have been selected for redemption will receive $1,059.38 per Note plus accrued and unpaid interest thereon. Any of the Notes selected for redemption will be automatically redeemed on November 24, 2003, and no further interest will accrue on or after such date. The Notes to be redeemed will be selected in accordance with and by the trustee under the indenture under which the Notes were issued.

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of September 27, 2003.

(Dollars in Millions)

                                                                          Payments Due Within
                                               ----------------------------------------------------------------------
                                                                                                     Over 5
Contractual Obligations                        1 Year    2 Years    3 Years    4 Years    5 Years    Years     Total
-----------------------                        ------    -------    -------    -------    -------    ------    ------
Term Loan Facility                              $ 2.7      $ 2.7      $ 2.7      $ 2.7     $193.1    $ 51.0    $254.9
Senior Subordinated Notes - 11 7/8 Percent(1)     0.0        0.0        0.0        0.0        0.0     200.0     200.0
Obligations under capital leases                  0.9        0.9        0.8        0.3        0.0       0.0       2.9
Operating leases                                  5.6        4.8        3.8        2.6        2.4       6.7      25.9
Termination Agreement                            10.0       10.0       10.0        6.0        0.0       0.0      36.0
Other long-term debt                              3.5        0.0        0.0        0.0        0.0       0.0       3.5
                                                -----      -----      -----      -----     ------    ------    ------
                                                $22.7      $18.4      $17.3      $11.6     $195.5    $257.7    $523.2
                                                =====      =====      =====      =====     ======    ======    ======

(1) As highlighted above, the Company announced an irrevocable notice of redemption sent to holders of its Notes on October 24, 2003. The aggregate outstanding principal amount of the Notes to be redeemed on November 24, 2003 is $150.0 million.

Off Balance Sheet Arrangements: Birds Eye Foods entered into an agreement to provide a guarantee in September 1995 on behalf of the City of Montezuma to renovate a sewage treatment plant operated in Montezuma, Georgia. Birds Eye Foods issued a guarantee of the loan in an original amount of approximately $3.3 million including interest. See NOTE 11 to the "Notes to Consolidated Financial Statements" regarding the discharge of this guarantee in October 2003. As of September 27, 2003, the outstanding loan amount including interest was $2.0 million.

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

The following are considered to be the Company's more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive.

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

Self-insurance Programs: The Company records estimates for certain health and welfare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At September 27, 2003, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from October 2003 to June 2004. The fair value of the open contracts was an after-tax loss of approximately $25,000, recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the first quarter of fiscal 2004, approximately $38,000 was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                        Foreign Currency
                                                       Forward Outstanding
                                                       -------------------
Contract amounts                                   111 million Mexican pesos
Weighted average settlement exchange rate                    8.5%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into two swap agreements on May 29, 2003 designated as cash flow hedges of the Company's forecasted corrugated purchases. The swap agreements hedge approximately 65 percent of the Company's annual corrugated requirements. The fair value of the agreements as of September 27, 2003 is an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. During the first quarter of fiscal 2004, the fair value of the hedges was reduced by approximately $0.1 million (after tax) due to a decline in the floating rate/short ton for unbleached kraftliner. The termination date for the agreements is June 2004.

                                      Swap
                             Corrugated Outstanding
                            (Unbleached Kraftliner)
                            ------------------------
Notional amount                  18,000 short tons
Average paid rate                 $440/short ton
Average receive rate     Floating rate/short ton - $426
                          Maturities through June 2004

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on January 28, 2003 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's annual polyethylene requirements. The fair value of the agreement as of September 27, 2003 is an after-tax loss of approximately $6,000 recorded in accumulated other comprehensive income. During the first quarter of fiscal 2004, the fair value of the hedge decreased by approximately $10,000 (after tax) due to a decrease in the floating rate/pound for polyethylene. The termination date for the agreement is June 30, 2004.

                                      Swaps
                            Polyethylene Outstanding
                            ------------------------
Notional amount                 3,375,000 pounds
Average paid rate                 $0.483/pound
Average receive rate       Floating rate $0.479/pound
Maturities through                 June 2004

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

The cherry crop from both the fiscal 2002 and 2003 growing seasons was affected by weather in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, significantly increased from historic levels. To offset the cherry cost increase, management has initiated pricing actions on all of its cherry items.

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

ITEM 4. CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of September 27, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K Equivalent for the year ended June 28, 2003. Information about any material developments that may have occurred since June 28, 2003 is described in NOTE 10., "Other Matters - Legal Matters," under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit Number                                    Description
    --------------     ------------------------------------------------------------------------------------
         10.1          First Amendment and Consent, dated as of September 17, 2003, to the Credit Agreement among Birds Eye Foods, Inc., Birds Eye Holdings, Inc., the lenders and other agents from time to time party thereto, and JP Morgan Chase Bank (filed herewith).

         31.1          Certification required by Rule 13a - 14(a) of the Securities Exchange Act of 1934 of
                       the Principal Executive Officer (filed herewith).

         31.2          Certification required by Rule 13a - 14(a) of the Securities Exchange Act of 1934 of
                       the Principal Financial Officer (filed herewith).

     (b) Reports on Form 8-K:

         On June 30, 2003, the Company filed a report on Form 8-K Equivalent to announce the sale of its Veg-All canned vegetable business to Allen Canning Company.

         On September 26, 2003, the Company furnished a report on Form 8-K Equivalent. Pursuant to Item 12 Birds Eye Foods furnished its press release dated September 26, 2003, which reported its financial results for its fiscal year ended June 28, 2003 and announced its conference call held on September 30, 2003 to discuss Birds Eye Foods fiscal 2003 results.

                                   SIGNATURES


The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BIRDS EYE FOODS, INC.


Date:  November 7, 2003                By:   /s/       Earl L. Powers
                                           -------------------------------------
                                                     EARL L. POWERS
                                           EXECUTIVE VICE PRESIDENT FINANCE and
                                                CHIEF FINANCIAL OFFICER and
                                                         SECRETARY
                                           (On Behalf of the Registrant and as
                                                Principal Financial Officer
                                             and Principal Accounting Officer)