Form 10-Q
period 2003-12-27
BIRDS EYE FOODS INC
filed 2004-02-06
CIK 26285

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                              Form 10-Q Equivalent
                              --------------------


  (Mark One)
           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2003

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


                            YES         NO
                               ---         ----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


                             YES         NO   X
                                ---         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 5, 2004.

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

                                                     Three Months Ended                                Six Months Ended
                                                 --------------------------     Successor      -----------------------------------
                                                 Successor      Successor    Six Months Ended     Successor         Predecessor
                                                December 27,   December 28,    December 27,    August 19, 2002-    June 30, 2002-
                                                    2003          2002            2003         December 28, 2002   August 18, 2002
                                                ------------  -------------  ----------------  -----------------   ---------------
Net sales                                       $ 253,839      $ 265,129        $   446,330        $  367,568    |   $  99,216
Cost of sales                                    (190,715)      (195,372)          (341,434)         (274,182)   |     (76,255)
                                                ---------      ---------        -----------        ----------    |   ---------
Gross profit                                       63,124         69,757            104,896            93,386    |      22,961
Selling, administrative, and general expense      (29,993)       (35,253)           (56,511)          (50,525)   |     (15,156)
Income from Great Lakes Kraut Company, LLC              0          1,116                  0             1,379    |         277
                                                ---------      ---------        -----------        ----------    |   ---------
Operating income                                   33,131         35,620             48,385            44,240    |       8,082
Interest expense                                   (8,732)       (11,801)           (19,192)          (17,952)   |      (7,531)
Loss on early extinguishment of debt               (4,018)             0             (4,018)                0    |           0
                                                ---------      ---------        -----------        ----------    |   ---------
Pretax income from continuing operations           20,381         23,819             25,175            26,288    |         551
Tax provision                                      (8,152)        (9,499)           (10,070)          (10,511)   |        (226)
                                                ---------      ---------        -----------        ----------    |   ---------
Income before discontinued operations              12,229         14,320             15,105            15,777    |         325
Discontinued operations, net of tax                     0           (733)                (4)             (715)   |        (240)
                                                ---------      ---------        -----------        ----------    |   ---------
Net income                                         12,229         13,587             15,101            15,062    |          85
                                                                                                                 |
Accumulated earnings/(deficit) at beginning                                                                      |
 of period                                         23,628          1,475             20,756                 0    |    (126,623)
                                                ---------      ---------        -----------        ----------    |   ---------
Accumulated earnings/(deficit) at end of                                                                         |
 period                                         $  35,857      $  15,062        $    35,857        $   15,062    |   $(126,538)
                                                =========      =========        ===========        ==========    |   =========
                                                                                                                 |
Net income                                      $  12,229      $  13,587        $    15,101        $   15,062    |   $      85
Other comprehensive income:                                                                                      |
   Unrealized (loss)/gain on hedging activity,                                                                   |
    net of taxes                                      (26)           169               (547)              (67)   |           0
                                                ---------      ---------        -----------        ----------    |   ---------
Comprehensive income                            $  12,203      $  13,756        $    14,554        $   14,995    |   $      85
                                                =========      =========        ===========        ==========    |   =========
                                                                                                                 |
Accumulated other comprehensive loss                                                                             |
   at beginning of period                       $ (11,430)     $    (236)       $   (10,909)       $        0    |   $    (367)
Unrealized (loss)/gain on hedging activity, net                                                                  |
   of taxes                                           (26)           169               (547)              (67)   |           0
                                                ---------      ---------        -----------        ----------    |   ---------
Accumulated other comprehensive loss                                                                             |
   at end of period                             $ (11,456)     $     (67)       $   (11,456)       $      (67)   |   $    (367)
                                                =========      =========        ===========        ==========    |   =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

                                                                                       Successor         Successor
                                                                                      December 27,        June 28,
                                                                                          2003              2003
                                                                                     -------------      -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $   11,830        $  153,756
   Accounts receivable trade, net of allowances for doubtful accounts                     72,800            58,230
   Accounts receivable, other                                                              5,490             1,841
   Income taxes refundable                                                                     0               407
   Inventories, net                                                                      243,356           206,584
   Current net investment in CoBank                                                          821             2,464
   Prepaid manufacturing expense                                                           2,296            12,053
   Prepaid expenses and other current assets                                              10,160            12,239
   Assets held for sale                                                                    9,273            13,501
   Current deferred tax asset                                                             15,223            15,508
                                                                                      ----------        ----------
         Total current assets                                                            371,249           476,583
Investment in CoBank                                                                       3,038             3,038
Property, plant and equipment, net                                                       196,455           195,199
Goodwill                                                                                  36,026            37,050
Intangible assets, net                                                                   167,422           168,321
Other assets                                                                              23,140            24,547
Note receivable due from Pro-Fac Cooperative, Inc.                                         1,036               712
Non-current deferred tax asset                                                             3,933             3,933
                                                                                      ----------        ----------
         Total assets                                                                 $  802,299        $  909,383
                                                                                      ==========        ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                                $      704        $      704
   Current portion of long-term debt                                                       6,200            19,611
   Current portion of Termination  and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                             9,343             9,403
   Accounts payable                                                                       55,912            67,150
   Income taxes payable                                                                   10,337                 0
   Accrued interest                                                                        2,199             4,106
   Accrued employee compensation                                                           7,352            10,225
   Other accrued expenses                                                                 49,075            39,979
   Growers payable due to Pro-Fac Cooperative, Inc.                                       14,928             8,504
                                                                                      ----------        ----------
         Total current liabilities                                                       156,050           159,682
Obligations under capital leases                                                           1,577             1,833
Long-term debt                                                                           343,114           459,970
Long-term portion of Termination and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                            19,469            24,031
Other non-current liabilities                                                             55,467            52,330
                                                                                      ----------        ----------
         Total liabilities                                                               575,677           697,846
                                                                                      ----------        ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                        0                 0
   Additional paid-in capital                                                            202,221           201,690
   Accumulated earnings                                                                   35,857            20,756
   Accumulated other comprehensive (loss)/income:
     Unrealized (loss)/gain on hedging activity                                             (199)              348
     Minimum pension liability adjustment                                                (11,257)          (11,257)
                                                                                      ----------        ----------
         Total shareholder's equity                                                      226,622           211,537
                                                                                      ----------        ----------
         Total liabilities and shareholder's equity                                   $  802,299        $  909,383
                                                                                      ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                   Six Months Ended
                                                                                       ---------------------------------------
                                                                    Successor              Successor             Predecessor
                                                                Six Months Ended       August 19, 2002-         June 30, 2002-
                                                                December 27, 2003      December 28, 2002       August 18, 2002
                                                                -----------------      -----------------       ---------------
Cash Flows From Operating Activities                                                                       |
   Net income                                                      $   15,101             $   15,062       |    $       85
   Adjustments to reconcile net income to net cash used                                                    |
     in operating activities-                                                                              |
       Depreciation                                                    11,898                 11,116       |         3,833
       Amortization of certain intangible assets                          899                    430       |           144
       Amortization of debt issue costs, amendment costs,                                                  |
         debt discounts and premiums, and interest in-kind              3,506                  3,972       |         1,201
       Equity in undistributed earnings of Great Lakes                                                     |
       Kraut Company, LLC                                                   0                 (1,155)      |          (277)
       Transitional Services Agreement with Pro-Fac                                                        |
       Cooperative, Inc.                                                 (262)                  (192)      |             0
       Loss on early extinguishment of debt                             4,018                      0       |             0
       Change in assets and liabilities:                                                                   |
         Accounts receivable                                          (18,219)               (10,532)      |         1,818
         Inventories and prepaid manufacturing expense                (29,237)                20,580       |       (33,170)
         Income taxes refundable/(payable)                             10,744                  9,740       |           (75)
         Accounts payable and other accrued expenses                   (5,733)                 6,360       |       (10,972)
         Due to/(from) Pro-Fac Cooperative, Inc., net                   6,423                 (5,397)      |         8,649
         Other assets and liabilities, net                              3,728                  1,226       |           909
                                                                   ----------             ----------       |    ----------
Net cash provided by/(used in) operating activities                     2,866                 51,210       |       (27,855)
                                                                   ----------             ----------       |    ----------
                                                                                                           |
Cash Flows From Investing Activities:                                                                      |
   Purchase of property, plant and equipment                          (12,100)                (5,797)      |        (2,187)
   Proceeds from disposals                                              5,414                    255       |             0
   Repayments from/(advances to) Great Lakes Kraut                                                         |
    Company, LLC, net                                                       0                    871       |        (1,512)
   Proceeds from investment in CoBank                                   1,643                  1,116       |         1,115
   Issuance of note receivable to Pro-Fac Cooperative,                                                     |
     Inc., net                                                           (300)                     0       |             0
                                                                   ----------             ----------       |    ----------
Net cash used in investing activities                                  (5,343)                (3,555)      |        (2,584)
                                                                   ----------             ----------       |    ----------
                                                                                                           |
Cash Flows From Financing Activities:                                                                      |
   Proceeds from issuance of long-term debt                                 0                270,000       |             0
   Net proceeds from revolving credit facility                         40,000                      0       |             0
   Net (payments)/proceeds on prior revolving credit facility               0                (22,000)      |        22,000
   Payment of premium and fees on early extinguishment of debt         (8,937)                     0       |             0
   Payments on long-term debt                                        (164,787)              (400,823)      |          (292)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.    (6,000)                (8,120)      |             0
   Payments on capital lease                                             (256)                  (194)      |           (38)
   Cash paid for debt issuance costs                                        0                (24,129)      |             0
   Cash paid for transaction fees                                           0                 (6,000)      |             0
   Birds Eye Holdings, Inc. contribution, net                             531                175,597       |             0
                                                                   ----------             ----------       |    ----------
                                                                                                           |
Net cash (used in)/provided by financing activities                  (139,449)               (15,669)      |        21,670
                                                                   ----------             ----------       |    ----------
Net change in cash and cash equivalents                              (141,926)                31,986       |        (8,769)
Cash and cash equivalents at beginning of period                      153,756                  5,917       |        14,686
                                                                   ----------             ----------       |    ----------
Cash and cash equivalents at end of period                         $   11,830             $   37,903       |    $    5,917
                                                                   ==========             ==========       |    ==========
                                                                                                           |
Supplemental Schedule of Non-Cash Financing Activities:                                                    |
   Birds Eye Holdings, Inc. investment                             $        0             $   32,100       |    $        0
                                                                   ==========             ==========       |    ==========


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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the six and three months ended December 27, 2003 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 28, 2003.

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

New Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS No. 132"). Revised SFAS No. 132 revises employers' required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement 106"). Revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures will be effective beginning in the Company's third quarter of fiscal 2004 and the annual disclosure requirements will be effective for the fiscal year ended June 26, 2004.

In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amount included in the financial statements related to the Company's postretirement benefit plans does not reflect the effects of the Act. The Company is currently assessing the provisions of FSP 106-1 and the Act. The implementation of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company's allowance for doubtful accounts is approximately $1.2 million at December 27, 2003, and $1.0 million at June 28, 2003.

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into a Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owned, as of the Closing Date,
56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or delivered unconditional voting proxies to, Vestar/Agrilink Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Additional units have been issued subsequent to the Closing Date. See NOTE 10 to the "Notes to Consolidated Financial Statements" for further description. As of December 27, 2003, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued.

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

Holdings, Inc. has pushed down its purchase accounting to Birds Eye Foods. In accordance with generally accepted accounting principles, the excess investment made by Holdings, Inc. over the fair value of the identifiable assets and liabilities of the Company is approximately $36.0 million (after the effect of the Veg-All disposition) and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of December 27, 2003.

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $1.5 million has been liquidated as of December 27, 2003.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of management's exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas; the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. Subsequent to each closure, the Company intends to exit or dispose of these properties. In connection with these closings, 309 full-time production employees have been notified of their termination and benefit arrangements. Additional costs to complete the exit plan include facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of December 27, 2003. Adjustments to the liability reflect additional information previously unavailable and the result of further negotiations completed by management:


(Dollars in Millions)              Contractual           Severance
                                 Penalties and             and
                                   Other Costs         Related Costs
                                 --------------        ------------
Initial liability                   $   6.2              $    2.3
Utilization                            (1.4)                 (1.3)
Adjustments                            (0.6)                 (0.5)
                                    -------              --------
Balance at December 27, 2003        $   4.2              $    0.5
                                    =======              ========


The following pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the period presented.

(Dollars in Thousands)

                                                Predecessor
                                              June 30, 2002 -
                                                August 18,
                                                   2002
                                              ----------------
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

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations: As of August 19, 2002, the Company committed to a plan to sell the applesauce, popcorn, and Veg-All operations previously reported in the branded dry and non-branded segments, and completed these transactions in fiscal 2003.

On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant continues to operate as a production facility.

On March 14, 2003, the Company sold its popcorn business and production facility in Ridgway, Illinois to Gilster-Mary Lee Corporation.

On June 27, 2003, the Company sold its Veg-All business to Allen Canning Company. This sale resulted in the closure of the Company's Green Bay manufacturing facility.

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

The operating results of those businesses classified as discontinued operations in the Statement of Operations are summarized as follows:


                                             Three Months Ended                                       Six Months Ended
                                      ------------------------------      Successor      --------------------------------
                                          Successor      Successor    Six Months Ended     Successor        Predecessor
                                         December 27,   December 28,     December 27,    August 19, 2002 - June 30, 2002 -
                                           2003            2002              2003        December 28, 2002 August 18, 2002
                                      --------------   -------------  --------------     ----------------- ---------------
Net Sales                               $        24     $  13,079        $        85        $   18,867       $   4,511
                                        ===========     =========        ===========        ==========       =========

Loss before income taxes                $         0     $  (1,218)       $        (7)       $   (1,188)           (407)
Income tax benefit                                0           485                  3               473             167
                                        -----------     ---------        -----------        ----------       ---------
Discontinued operations, net of tax     $         0     $    (733)       $        (4)       $     (715)      $    (240)
                                        ===========     =========        ===========        ==========       =========


Assets Held for Sale: In February 2003, in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities. Having met the criteria outlined in SFAS 144, the following properties are classified as assets held for sale on the Company's Consolidated Balance Sheet as of December 27, 2003: Bridgeville, Delaware; Green Bay, Wisconsin; Barker, New York; and Lawton, Michigan. The Company is actively marketing these properties for sale, and intends to dispose of these properties within the next nine months.

On December 4, 2003, the Company sold the facilities located in Uvalde, Texas and Alamo, Texas to TAFMI, Inc. for $3.1 million.

On September 26, 2003, the Company sold its fresh production operation at Montezuma, Georgia to Flint River Foods, LLC for $1.5 million.

On July 21, 2003, the Company sold equipment at the leased facility in Oxnard, California to Coastal Green Frozen Foods, LLC for $0.3 million. All locations and equipment had been previously classified as held for sale.

No gain or loss was recognized as a result of the disposition of these facilities and equipment.

As a result of the Company's decision to sell the popcorn and applesauce operations, certain assets were classified as held for sale. Included in assets held for sale at December 27, 2003 is the Red Creek, New York facility and any remaining inventory.

Also included in assets held for sale are facilities located in Enumclaw, Washington; Sodus, Michigan; and Alton, New York. These facilities are being actively marketed for sale.

On December 22, 2003, the Company sold vacant land located in Sodus, Michigan to Leco Corp. for $0.3 million. No gain or loss was recognized as a result of the sale of this land. The land was previously classified as held for sale.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at net realizable value are as follows:

(Dollars in Thousands)

                                                       Successor              Successor
                                                      December 27,             June 28,
                                                          2003                  2003
                                                   ----------------        ------------
   Inventories                                       $      15                $    80
   Property, plant and equipment, net                    9,258                 13,421
                                                     ---------                -------
     Total                                           $   9,273                $13,501
                                                     =========                =======

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $28.5 million as of December 27, 2003.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the six months ended December 27, 2003 and December 28, 2002 were $47.1 million and $53.1 million, respectively. The decrease from the prior year is impacted by both raw product supply agreements that have been transferred to Pro-Fac as part of the Transaction offset by a larger crop intake in the current year.

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

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of December 27, 2003 was approximately $0.3 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report only to the chief executive officer or other representatives of Birds Eye Foods.

(iv) Credit Agreement. As of the Closing Date, Birds Eye Foods and Pro-Fac entered into a Credit Agreement (the "Credit Agreement") pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of December 27, 2003, there was approximately $1.0 million outstanding under this Credit Agreement.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                            Successor         Successor
                                          December 27,        June 28,
                                              2003              2003
                                        ---------------     ------------
Finished goods                            $  216,810         $  185,983
Raw materials and supplies                    26,546             20,601
                                          ----------         ----------
   Total inventories                      $  243,356         $  206,584
                                          ==========         ==========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount. For the six months ended December 27, 2003, goodwill has been reduced by approximately $1.0 million related to a reduction in contractual penalties and severance and related costs to reflect additional information previously unavailable and the result of further negotiations completed by management. See NOTE 2 to the "Notes to Consolidated Financial Statements" for further description.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                                      Successor                            Successor
                                                    December 27,                           June 28,
                                                        2003                                 2003
                                           -----------------------------         ----------------------------
                                            Gross                                 Gross
                                           Carrying         Accumulated          Carrying        Accumulated
                                            Amount          Amortization          Amount         Amortization
                                           --------       --------------        ----------        -----------
Amortized intangible assets:
   Covenants not to compete                $      588        $     (219)         $     588        $     (139)
   Customer relationships                       8,000            (1,222)             8,000              (778)
   Other                                       10,406            (1,031)            10,406              (656)
                                           ----------        ----------          ---------        ----------
     Total                                 $   18,994        $   (2,472)         $  18,994        $   (1,573)
                                           ----------        ==========          ---------        ==========

Unamortized intangible assets:
   Trademarks                              $  150,900                            $ 150,900
                                           ----------                            ---------
     Total                                 $  169,894                            $ 169,894
                                           ==========                            =========



The aggregate amortization expense associated with intangible assets was approximately $0.9 million for the six months ended December 27, 2003. The aggregate amortization expense was $0.1 million for the predecessor period June 30, 2002 through August 18, 2002, and $0.4 million for the successor period August 19, 2002 through December 28, 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                             Aggregate
                             Annual
Fiscal                     Amortization
Year                         Expense
-----                      ------------
 2005                      $  1,778
 2006                         1,778
 2007                         1,650
 2008                         1,639
 2009                         1,639

NOTE 7.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                  Successor            Successor
                                                December 27,           June 28,
                                                    2003                 2003
                                               ---------------       ------------
Revolving Credit Facility                       $   40,000            $        0
Term Loan Facility                                 254,209               268,650
Senior Subordinated Notes                           51,605               207,086
Other                                                3,500                 3,845
                                                ----------            ----------
Total debt                                         349,314               479,581
Less current portion                                (6,200)              (19,611)
                                                ----------            ----------
Total long-term debt                            $  343,114            $  459,970
                                                ==========            ==========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. As of December 27, 2003, the interest rate under the Term Loan Facility was approximately 3.87 percent. The interest rate under the Revolving Credit Facility was approximately 3.15 percent.

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

Senior Subordinated Notes: As of December 27, 2003, the Company has outstanding $50.0 million of its $200.0 million 11 7/8 percent Senior Subordinated Notes (the "Notes") due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the elimination of the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.6 million at December 27, 2003 is being amortized against interest expense over the remaining life of the outstanding Notes.

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

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial businesses. The Company's private label products include frozen vegetables, canned soups, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)


                                                  Three Months Ended                                    Six Months Ended
                                           ------------------------------      Successor      -----------------------------------
                                             Successor       Successor     Six Months Ended       Successor          Predecessor
                                            December 27,    December 28,      December 27,     August 19, 2002 -   June 30, 2002 -
                                                2003            2002              2003        December 28, 2002    August 18, 2002
                                           --------------   -------------  ----------------   -----------------    ---------------
Net Sales:                                                                                                      |
   Branded frozen                            $     99.6     $  108.0           $  166.3            $  144.9     |      $ 35.8
   Branded dry                                     68.5         68.6              120.2                96.5     |        23.6
   Non-branded                                     85.7         88.5              159.8               126.1     |        39.9
                                             ----------     --------           --------            --------     |      ------
Total continuing segments                    $    253.8     $  265.1           $  446.3            $  367.5     |      $ 99.3
                                             ==========     ========           ========            ========     |      ======
Operating income:                                                                                               |
   Branded frozen                            $     21.2     $   18.8           $   31.8            $   21.2     |      $  4.7
   Branded dry                                     13.6         18.0               22.8                24.6     |         4.7
   Non-branded                                     (1.7)        (1.2)              (6.2)               (1.6)    |        (1.3)
                                             ----------     ---------          --------            --------     |      ------
Continuing segment operating income                33.1         35.6               48.4                44.2     |         8.1
Interest expense                                   (8.7)       (11.8)             (19.2)              (17.9)    |        (7.5)
Loss on early extinguishment of debt               (4.0)         0.0               (4.0)                0.0     |         0.0
                                             ----------     --------           --------            --------     |      ------
Pretax income from continuing operations     $     20.4     $   23.8           $   25.2            $   26.3     |      $  0.6
                                             ==========     ========           ========            ========     |      ======


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

                                                                                 Successor
                                                                          Statement of Operations
                                                                   Three Months Ended December 27, 2003
                                                ----------------------------------------------------------------------------
                                                  Birds Eye      Subsidiary    Non-Guarantor      Eliminating
                                                  Foods, Inc.    Guarantors    Subsidiaries          Entries    Consolidated
                                                -------------   ------------   -------------     -------------  ------------
(Dollars in Thousands)
Net sales                                       $   249,690      $    7,273     $        0        $  (3,124)     $   253,839
Cost of sales                                      (188,347)         (5,514)             0            3,146         (190,715)
                                                ------------     -----------    ----------        ---------      -----------
Gross profit                                         61,343           1,759              0               22           63,124
Selling, administrative, and general expense        (29,623)           (370)             0                0          (29,993)
Other (expense)/income                              (14,267)         14,289              0              (22)               0
Income from subsidiaries                             13,003             662              0          (13,665)               0
                                                -----------      ----------     ----------        ----------     -----------
Operating income                                     30,456          16,340              0          (13,665)          33,131
Interest (expense)/income                           (12,206)          1,984          1,490                0           (8,732)
Loss on early extinguishment of debt                 (4,018)              0              0                0           (4,018)
                                                ------------     ----------     ----------        ---------      -----------
Pretax income from continuing operations             14,232          18,324          1,490          (13,665)          20,381
Tax provision                                        (2,003)         (6,149)             0                0           (8,152)
                                                ------------     -----------    ----------        ---------      -----------
Net income                                      $    12,229      $   12,175     $    1,490        $ (13,665)     $    12,229
                                                ===========      ==========     ==========        ==========     ===========


                                                                                 Successor
                                                                        Statement of Operations
                                                                  Six Months Ended December 27, 2003
                                              ----------------------------------------------------------------------------
                                                Birds Eye      Subsidiary      Non-Guarantor     Eliminating
                                                Foods, Inc.    Guarantors       Subsidiaries       Entries    Consolidated
                                              -------------    ----------    ----------------   ------------  ------------
(Dollars in Thousands)
Net sales                                     $   437,448      $   13,420     $        0        $  (4,538)     $   446,330
Cost of sales                                    (335,141)        (11,047)             0            4,754         (341,434)
                                              ------------     -----------    ----------        ---------      -----------
Gross profit                                      102,307           2,373              0              216          104,896
Selling, administrative, and general expense      (55,235)         (1,276)             0                0          (56,511)
Other (expense)/income                            (24,669)         24,885              0             (216)               0
Income from subsidiaries                           22,025           1,305              0          (23,330)               0
                                              -----------      ----------     ----------        ----------     -----------
Operating income                                   44,428          27,287              0          (23,330)          48,385
Interest (expense)/income                         (26,684)          4,555          2,937                0          (19,192)
Loss on early extinguishment of debt               (4,018)              0              0                0           (4,018)
                                              ------------     ----------     ----------        ---------      -----------
Pretax income from continuing operations           13,726          31,842          2,937          (23,330)          25,175
Tax benefit/(provision)                             1,379         (11,449)             0                0          (10,070)
                                              -----------      -----------    ----------        ---------      -----------
Income before discontinued operations              15,105          20,393          2,937          (23,330)          15,105
Discontinued operations (net of a tax benefit
  of $3)                                               (4)              0              0                0               (4)
                                              -----------      -----------    ----------        ---------      -----------
Net income                                    $    15,101      $   20,393     $    2,937        $ (23,330)     $    15,101
                                              ===========      ==========     ==========        ==========     ===========

                                                                                      Successor
                                                                                    Balance Sheet
                                                                                  December 27, 2003
                                                      --------------------------------------------------------------------------
                                                        Birds Eye     Subsidiary   Non-Guarantor   Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries      Entries       Consolidated
                                                      ------------   -----------   -------------   -----------     -------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                         $  10,611        $   1,219     $        0      $         0       $    11,830
   Accounts receivable, net                             74,649            3,641              0                0            78,290
   Inventories -
     Finished goods                                    216,459              351              0                0           216,810
     Raw materials and supplies                         25,637              909              0                0            26,546
                                                     ---------        ---------     ----------      -----------       -----------
       Total inventories                               242,096            1,260              0                0           243,356

   Other current assets                                 36,999              774            420             (420)           37,773
                                                     ---------        ---------     ----------      ------------      -----------

       Total current assets                            364,355            6,894            420             (420)          371,249

   Property, plant and equipment, net                  177,524           18,931              0                0           196,455
   Investment in subsidiaries                          315,555           13,243              0         (328,798)                0
   Goodwill and other intangible assets, net            42,540          160,908              0                0           203,448
   Other assets                                         30,831          106,174         29,406         (135,264)           31,147
                                                     ---------        ---------     ----------      ------------      -----------
       Total assets                                  $ 930,805        $ 306,150     $   29,826      $  (464,482)      $   802,299
                                                     =========        =========     ==========      ============      ===========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $   6,200        $       0     $        0      $         0       $     6,200
   Current portion of Termination and
     Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                           9,343                0              0                0             9,343
   Accounts payable                                     55,142              770              0                0            55,912
   Accrued interest                                      2,619                0              0             (420)            2,199
   Intercompany loans                                    1,950           (1,950)             0                0                 0
   Other current liabilities                            74,038            8,358              0                0            82,396
                                                     ---------        ---------     ----------      -----------       -----------
       Total current liabilities                       149,292            7,178              0             (420)          156,050
   Long-term debt                                      372,520                0              0          (29,406)          343,114
   Long-term portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.                     19,469                0              0                0            19,469
   Other non-current liabilities                       162,902                0              0         (105,858)           57,044
                                                     ---------        ---------     ----------      ------------      -----------

       Total liabilities                               704,183            7,178              0         (135,684)          575,677

   Shareholder's equity                                226,622          298,972         29,826         (328,798)          226,622
                                                     ---------        ---------     ----------      ------------      -----------
       Total liabilities and shareholder's equity    $ 930,805        $ 306,150     $   29,826      $  (464,482)      $   802,299
                                                     =========        =========     ==========      ============      ===========


                                                                                        Successor
                                                                                  Statement of Cash Flows
                                                                            Six Months Ended December 27, 2003
                                                            ---------------------------------------------------------------------
                                                            Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                           Foods, Inc.    Guarantors    Subsidiaries     Entries     Consolidated
                                                           -----------    ----------    ------------    -----------  ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                              $  15,101    $  20,393         $   2,937   $ (23,330)   $  15,101
   Adjustments to reconcile net income to cash
     (used in)/provided by operating activities -
       Depreciation                                           11,131          767                 0           0       11,898
       Amortization of certain intangible assets                 524          375                 0           0          899
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind     6,023            0            (2,517)          0        3,506
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                              (262)           0                 0           0         (262)
       Loss on early extinguishment of debt                    4,018            0                 0           0        4,018
       Equity in undistributed earnings of subsidiaries      (22,025)      (1,305)                0      23,330            0
       Change in working capital                             (30,077)      (1,797)             (420)          0      (32,294)
                                                           ----------    --------         ---------   ---------    ---------
Net cash (used in)/provided by operating activities          (15,567)      18,433                 0           0        2,866
                                                           ----------    --------         ---------   ---------    ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (11,384)        (716)                0           0      (12,100)
   Proceeds from disposals                                     5,414            0                 0           0        5,414
   Proceeds from investment in CoBank                          1,643            0                 0           0        1,643
   Issuance of note receivable to Pro-Fac
     Cooperative, Inc., net                                     (300)           0                 0           0         (300)
   Dividends received                                         16,635            0                 0     (16,635)           0
                                                           ---------     --------         ---------   ---------    ---------
Net cash provided by/(used in) investing activities           12,008         (716)                0     (16,635)      (5,343)
                                                           ---------     ---------        ---------   ---------    ---------

Cash Flows From Financing Activities:
   Net proceeds from revolving credit facility                40,000            0                 0           0       40,000
   Payment of premium and fees on early
     extinguishment of debt                                   (8,937)           0                 0           0       (8,937)
   Payments on long-term debt                               (164,787)           0                 0           0     (164,787)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                (6,000)           0                 0           0       (6,000)
   Payments on capital lease                                    (256)           0                 0           0         (256)
   Birds Eye Holdings, Inc. contribution, net                    531            0                 0           0          531
   Dividends paid                                                  0      (16,635)                0      16,635            0
                                                           ---------     ---------        ---------   ---------    ---------
Net cash used in financing activities                       (139,449)     (16,635)                0      16,635     (139,449)
                                                           ----------    ---------        ---------   ---------    ---------

Net change in cash and cash equivalents                     (143,008)       1,082                 0           0     (141,926)

Cash and cash equivalents at beginning of period             153,619          137                 0           0      153,756
                                                           ---------     --------         ---------   ---------    ---------
Cash and cash equivalents at end of period                 $  10,611     $  1,219         $       0   $       0    $  11,830
                                                           =========     ========         =========   =========    =========

                                                                                    Successor
                                                                             Statement of Operations
                                                                      Three Months Ended December 28, 2002
                                                   --------------------------------------------------------------------------
                                                     Birds Eye    Subsidiary    Non-Guarantor      Eliminating
                                                    Foods, Inc.   Guarantors     Subsidiaries        Entries    Consolidated
                                                   ------------   ----------    -------------      -----------  -------------
(Dollars in Thousands)
Net sales                                          $   260,937    $    9,411     $        0        $  (5,219)     $   265,129
Cost of sales                                         (194,215)       (6,496)             0            5,339         (195,372)
                                                   ------------   -----------    ----------        ---------      -----------
Gross profit                                            66,722         2,915              0              120           69,757
Selling, administrative, and general expense           (34,467)         (786)             0                0          (35,253)
Other (expense)/income                                 (14,737)       14,857              0             (120)               0
Income from former joint venture and subsidiaries       14,008             0              0          (12,892)           1,116
                                                   -----------    ----------     ----------        ----------     -----------
Operating income                                        31,526        16,986              0          (12,892)          35,620
Interest (expense)/income                              (14,258)        2,457              0                0          (11,801)
                                                   ------------   ----------     ----------        ---------      -----------
Pretax income from continuing operations                17,268        19,443              0          (12,892)          23,819
Tax provision                                           (2,948)       (6,551)             0                0           (9,499)
                                                   ------------   -----------    ----------        ---------      -----------
Income before discontinued operations                   14,320        12,892              0          (12,892)          14,320
Discontinued operations (net of a tax benefit
   of $485)                                               (733)            0              0                0             (733)
                                                   ------------   ----------     ----------        ---------      -----------
Net income                                         $    13,587    $   12,892     $        0        $ (12,892)     $    13,587
                                                   ===========    ==========     ==========        ==========     ===========

                                                                                  Successor
                                                                           Statement of Operations
                                                                     August 19, 2002 - December 28, 2002
                                                   --------------------------------------------------------------------------
                                                     Birds Eye    Subsidiary    Non-Guarantor      Eliminating
                                                     Foods, Inc   Guarantors     Subsidiaries        Entries    Consolidated
                                                   ------------   ----------    -------------      -----------  -------------
(Dollars in Thousands)
Net sales                                          $   361,444    $   11,696     $        0        $  (5,572)     $   367,568
Cost of sales                                         (271,468)       (8,418)             0            5,704         (274,182)
                                                   -----------    ----------     ----------        ---------      -----------
Gross profit                                            89,976         3,278              0              132           93,386
Selling, administrative, and general expense           (49,341)       (1,184)             0                0          (50,525)
Other (expense)/income                                 (20,046)       20,178              0             (132)               0
Income from former joint venture and subsidiaries       18,161             0              0          (16,782)           1,379
                                                   -----------    ----------     ----------        ----------     -----------
Operating income                                        38,750        22,272              0          (16,782)          44,240
Interest (expense)/income                              (21,543)        3,591              0                0          (17,952)
                                                   -----------    ----------     ----------        ---------      -----------
Pretax income from continuing operations                17,207        25,863              0          (16,782)          26,288
Tax provision                                           (1,430)       (9,081)             0                0          (10,511)
                                                   -----------    ----------     ----------        ---------      -----------
Income before discontinued operations                   15,777        16,782              0          (16,782)          15,777
Discontinued operations (net of a tax benefit
   of $473)                                               (715)            0              0                0             (715)
                                                   -----------    ----------     ----------        ---------      -----------
Net income                                         $    15,062    $   16,782     $        0        $ (16,782)     $    15,062
                                                   ===========    ==========     ==========        =========      ===========

                                                                                  Predecessor
                                                                            Statement of Operations
                                                                          June 30, 2002 - August 18, 2002
                                                      ------------------------------------------------------------------------
                                                         Birds Eye   Subsidiary   Non-Guarantor   Eliminating
                                                        Foods, Inc.  Guarantors   Subsidiaries      Entries       Consolidated
                                                      -------------  ----------  --------------   ------------    ------------
(Dollars in Thousands)
Net sales                                              $   96,740    $   2,476      $   1,069     $   (1,069)       $   99,216
Cost of sales                                             (74,322)      (1,611)        (1,432)         1,110           (76,255)
                                                       ----------    ---------      ---------     ----------        -----------
Gross profit/(loss)                                        22,418          865           (363)            41            22,961
Selling, administrative, and general expense              (14,668)        (488)             0              0           (15,156)
Other (expense)/income                                     (5,507)       5,507             41            (41)                0
Income from former joint venture and subsidiaries           4,543            0              0         (4,266)              277
                                                       ----------    ---------      ---------     ----------        ----------
Operating income/(loss)                                     6,786        5,884           (322)        (4,266)            8,082
Interest (expense)/income                                  (8,853)       1,322              0              0            (7,531)
                                                       ----------    ---------      ---------     ----------        -----------
Pretax (loss)/income from continuing operations            (2,067)       7,206           (322)        (4,266)              551
Tax benefit/(provision)                                     2,392       (2,572)           (46)             0              (226)
                                                       ----------    ---------      ---------     ----------        ----------
Income/(loss) before discontinued operations                  325        4,634           (368)        (4,266)              325
Discontinued operations (net of a tax benefit of $167)       (240)           0              0              0              (240)
                                                       ----------    ---------      ---------     ----------        ----------
Net income/(loss)                                      $       85    $   4,634      $    (368)    $   (4,266)       $       85
                                                       ==========    =========      =========     ==========        ==========


                                                                                  Successor
                                                                                Balance Sheet
                                                                                June 28, 2003
                                                 -------------------------------------------------------------------------------
                                                    Birds Eye     Subsidiary   Non-Guarantor       Eliminating
                                                   Foods, Inc.    Guarantors    Subsidiaries         Entries     Consolidated
                                                 -------------    ----------   --------------     -------------  ---------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                     $   153,619      $      137     $        0        $         0       $ 153,756
   Accounts receivable, net                           56,441           3,630              0                  0          60,071
   Inventories -
     Finished goods                                  185,423             560              0                  0         185,983
     Raw materials and supplies                       19,813             788              0                  0          20,601
                                                 -----------      ----------     ----------        -----------       ---------
       Total inventories                             205,236           1,348              0                  0         206,584

   Other current assets                               59,323          (3,151)             0                  0          56,172
                                                 -----------      ----------     ----------        -----------       ---------

       Total current assets                          474,619           1,964              0                  0         476,583

   Property, plant, and equipment, net               187,819           7,380              0                  0         195,199
   Investment in subsidiaries                        298,030          11,939              0           (309,969)              0
   Goodwill and other intangible assets, net          44,088         161,283              0                  0         205,371
   Other assets                                       31,919         102,545         26,889           (129,123)         32,230
                                                 -----------      ----------     ----------        -----------       ---------

       Total assets                              $ 1,036,475      $  285,111     $   26,889        $  (439,092)      $ 909,383
                                                 ===========      ==========     ==========        ===========       =========

Liabilities and Shareholder's Equity
   Current portion of long-term debt             $    19,611      $        0     $        0        $         0       $  19,611
   Current portion of Termination and
     Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                         9,403               0              0                  0           9,403
   Accounts payable                                   65,826           1,324              0                  0          67,150
   Accrued interest                                    4,106               0              0                  0           4,106
   Intercompany loans                                  1,987          (1,987)             0                  0               0
   Other current liabilities                          56,718           2,694              0                  0          59,412
                                                 -----------      ----------     ----------        -----------       ---------
       Total current liabilities                     157,651           2,031              0                  0         159,682
   Long-term debt                                    486,859               0              0            (26,889)        459,970
   Long-term portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.                   24,031               0              0                  0          24,031
   Other non-current liabilities                     156,397               0              0           (102,234)         54,163
                                                 -----------      ----------     ----------        -----------       ---------

       Total liabilities                             824,938           2,031              0           (129,123)        697,846

   Shareholder's equity                              211,537         283,080         26,889           (309,969)        211,537
                                                ------------      ----------     ----------        -----------       ---------
       Total liabilities and shareholder's
         equity                                 $  1,036,475      $  285,111     $   26,889        $  (439,092)      $ 909,383
                                                ============      ==========     ==========        ===========       =========

                                                                                          Successor
                                                                                    Statement of Cash Flows
                                                                              August 19, 2002 - December 28, 2002
                                                          -----------------------------------------------------------------------
                                                            Birds Eye    Subsidiary     Non-Guarantor   Eliminating
                                                           Foods, Inc.   Guarantors      Subsidiaries      Entries   Consolidated
                                                          ------------   ----------     --------------  -----------  ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                              $    15,062    $  16,782     $     0         $ (16,782)     $  15,062
   Adjustments to reconcile net income to cash
     provided by operating activities -
       Depreciation                                             10,847          269           0                 0         11,116
       Amortization of certain intangible assets                   149          281           0                 0            430
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind       3,972            0           0                 0          3,972
       Transitional Services Agreement with Pro-Fac
         Cooperative, Inc.                                        (192)           0           0                 0           (192)
       Equity in undistributed earnings of former
         joint venture and subsidiaries                        (17,937)           0           0            16,782         (1,155)
       Change in working capital                                30,579       (8,602)          0                 0         21,977
                                                           -----------    ----------    -------         ---------      ---------
Net cash provided by operating activities                       42,480        8,730           0                 0         51,210
                                                           -----------    ---------     -------         ---------      ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                   (5,628)        (169)          0                 0         (5,797)
   Proceeds from disposals                                         250            5           0                 0            255
   Repayments from former joint venture                            871            0           0                 0            871
   Proceeds from investment in CoBank                            1,116            0           0                 0          1,116
   Dividends received                                            8,830            0           0            (8,830)             0
                                                           -----------    ---------     -------         ----------     ---------
Net cash provided by/(used in) investing activities              5,439         (164)          0            (8,830)        (3,555)
                                                           -----------    ----------    -------         ----------     ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                    270,000            0           0                 0        270,000
   Net payments on prior revolving credit facility             (22,000)           0           0                 0        (22,000)
   Payments on long-term debt                                 (400,823)           0           0                 0       (400,823)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                  (8,120)           0           0                 0         (8,120)
   Payments on capital lease                                      (194)           0           0                 0           (194)
   Cash paid for debt issuance costs                           (24,129)           0           0                 0        (24,129)
   Cash paid for transaction fees                               (6,000)           0           0                 0         (6,000)
   Birds Eye Holdings, Inc. contribution, net                  175,597            0           0                 0        175,597
   Dividends paid                                                    0       (8,830)          0             8,830              0
                                                           -----------    ----------    -------         ---------      ---------
Net cash used in financing activities                          (15,669)      (8,830)          0             8,830        (15,669)
                                                           ------------   ----------    -------         ---------      ---------

Net change in cash and cash equivalents                         32,250         (264)          0                 0         31,986

Cash and cash equivalents at beginning of period                 4,636        1,281           0                 0          5,917
                                                           -----------    ---------     -------         ---------      ---------
Cash and cash equivalents at end of period                 $    36,886    $   1,017     $     0         $       0      $  37,903
                                                           ===========    =========     =======         =========      =========


                                                                                        Predecessor
                                                                                   Statement of Cash Flows
                                                                                June 30, 2002 - August 18, 2002
                                                           ---------------------------------------------------------------------
                                                             Birds Eye   Subsidiary  Non-Guarantor     Eliminating
(Dollars in Thousands)                                      Foods, Inc.  Guarantors   Subsidiaries      Entries     Consolidated
                                                           ------------  ----------  --------------   ------------  ------------
Cash Flows From Operating Activities:
   Net income/(loss)                                       $        85    $ 4,634    $   (368)       $(4,266)        $     85
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities -
       Depreciation                                              3,741         69          23              0            3,833
       Amortization of certain intangible assets                    50         94           0              0              144
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind       1,201          0           0              0            1,201
       Equity in undistributed earnings of former joint
         venture and subsidiaries                               (4,543)         0           0          4,266             (277)
       Change in working capital                               (37,983)     3,890       1,252              0          (32,841)
                                                           -----------    -------  ----------     ----------      -----------
Net cash (used in)/provided by operating activities            (37,449)     8,687         907              0          (27,855)
                                                           -----------    -------  ----------     ----------      -----------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                   (2,181)         0          (6)             0           (2,187)
   Advances to Great Lakes Kraut Company, LLC                   (1,512)         0           0              0           (1,512)
   Proceeds from investment in CoBank                            1,115          0           0              0            1,115
   Dividends received                                            8,750          0           0         (8,750)               0
                                                           -----------    -------  ----------     ----------      -----------
Net cash provided by/(used in) investing activities              6,172          0          (6)        (8,750)          (2,584)
                                                           -----------    -------  ----------     ----------      -----------

Cash Flows From Financing Activities:
   Net proceeds from prior revolving credit facility            22,000          0           0              0           22,000
   Payments on long-term debt                                     (292)         0           0              0             (292)
   Payments on capital leases                                      (38)         0           0              0              (38)
   Dividends paid                                                    0     (8,750)          0          8,750                0
                                                           -----------    -------  ----------     ----------      -----------
Net cash provided by/(used in) financing activities             21,670     (8,750)          0          8,750           21,670
                                                           -----------    -------  ----------     ----------      -----------

Net change in cash and cash equivalents                         (9,607)       (63)        901              0           (8,769)

Cash and cash equivalents at beginning of period                14,243        121         322              0           14,686
                                                           -----------    -------  ----------     ----------      -----------
Cash and cash equivalents at end of period                 $     4,636    $    58  $    1,223     $        0      $     5,917
                                                           ===========    =======  ==========     ==========      ===========


NOTE 10.  OTHER MATTERS

Holdings LLC Unit Issuance: On September 1, 2003, Holdings LLC issued additional preferred units and Class E units to certain directors of Birds Eye Foods. Pursuant to the limited liability company agreement of Holdings LLC, additional classes of units may be issued from time to time, provided consent is obtained from a majority of the unit holders. The required consent was obtained and 1,332 Class E units and approximately 3 preferred units were issued. As of December 27, 2003, approximately $0.5 million in proceeds have been received through the issuance of additional preferred units and Class E units. See NOTE 2 to the "Notes to Consolidated Financial Statements."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the second quarter and first six months of fiscal 2004 as compared to the second quarter and first six months of fiscal 2003. This section should be read in conjunction with Part I, Item 1., "Financial Statements" section of this report.

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

In order to provide a meaningful basis of comparing the Company's results of operations for the six months ended December 27, 2003, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to December 28, 2002).

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Freshlike). Birds Eye Foods also produces many products for the non-branded markets which include private label, food service and industrial businesses. The Company's private label products include frozen vegetables, canned soups, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, frozen breaded and battered products. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

The following tables illustrate the results of operations by segment for the three and six months ended December 27, 2003 and December 28, 2002:

Net Sales
(Dollars in Millions)
                                 Three Months Ended                       Six Months Ended
                        ------------------------------------    ------------------------------------
                          December 27,        December 28,        December 27,        December 28,
                              2003                2002                2003                2002
                        ----------------    ----------------    ----------------    ----------------
                                   % of                % of                % of                % of
                          $        Total      $        Total      $        Total      $        Total
                        ------    ------    ------    ------    ------    ------    ------    ------
Branded frozen            99.6      39.2     108.0      40.7     166.3      37.3     180.7      38.7
Branded dry               68.5      27.0      68.6      25.9     120.2      26.9     120.1      25.7
Non-branded               85.7      33.8      88.5      33.4     159.8      35.8     166.0      35.6
                        ------    ------    ------    ------    ------    ------    ------    ------
    Total                253.8     100.0     265.1     100.0     446.3     100.0     466.8     100.0
                        ======    ======    ======    ======    ======    ======    ======    ======

Operating Income
(Dollars in Millions)
                                 Three Months Ended                        Six Months Ended
                        ------------------------------------    ------------------------------------
                          December 27,        December 28,        December 27,        December 28,
                              2003                2002                2003                2002
                        ----------------    ----------------    ----------------    ----------------
                                   % of                % of                % of                % of
                          $        Total      $        Total      $        Total      $        Total
                        ------    ------    ------    ------    ------    ------    ------    ------
Branded frozen            21.2      64.0      18.8      52.8      31.8      65.7      25.9      49.5
Branded dry               13.6      41.1      18.0      50.6      22.8      47.1      29.3      56.0
Non-branded               (1.7)     (5.1)     (1.2)     (3.4)     (6.2)    (12.8)     (2.9)     (5.5)
                        ------    ------    ------    ------    ------    ------   -------    ------
    Operating income      33.1     100.0      35.6     100.0      48.4     100.0      52.3     100.0
                        ======    ======    ======    ======    ======    ======    ======    ======

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, and depreciation and amortization) for the three and six months ended December 27, 2003 and December 28, 2002, respectively. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of debt that occurred in November 2003, interest expense is not comparable for the quarter and six months ended December 27, 2003. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)
                                                Three Months Ended                     Six Months Ended
                                        ----------------------------------    ----------------------------------
                                          December 27,       December 28,       December 27,       December 28,
                                              2003               2002               2003               2002
                                        ---------------    ---------------    ---------------    ---------------
                                                  % of               % of               % of               % of
                                         $        Total     $        Total     $        Total     $        Total
                                        -----    ------    -----    ------    -----    ------    -----    ------
Branded frozen                           23.6      65.7     21.2      49.7     36.1      63.1     30.6      45.8
Branded dry                              14.7      40.9     19.1      44.7     24.9      43.5     31.4      47.0
Non-branded                               1.6       4.5      2.4       5.6      0.2       0.4      4.8       7.2
Loss on early extinguishment of debt(2)  (4.0)    (11.1)     0.0       0.0     (4.0)     (7.0)     0.0       0.0
                                        -----    ------    -----    ------    -----    ------    -----    ------
     Continuing segment EBITDA           35.9     100.0     42.7     100.0     57.2     100.0     66.8     100.0
                                        =====    ======    =====    ======    =====    ======    =====    ======
Reconciliation of EBITDA to
   net income:
     Depreciation and amortization       (6.8)              (7.1)             (12.8)             (14.5)
Interest expense                         (8.7)             (11.8)             (19.2)             (25.5)
Tax provision                            (8.2)              (9.5)             (10.1)             (10.7)
Discontinued operations, net of tax       0.0               (0.7)               0.0               (1.0)
                                        -----              -----              -----              -----
Net income                               12.2               13.6               15.1               15.1
                                        =====              =====              =====              =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus interest, taxes, and depreciation and amortization.

(2) The loss on early extinguishment of debt of $4.0 million is not allocated to segments. See NOTE 7, "Debt" to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2003 TO SECOND QUARTER FISCAL 2004

Net Sales: Net sales for the fiscal 2004 period were $253.8 million, a decrease of $11.3 million, or 4.3 percent, as compared to net sales of $265.1 million in the fiscal 2003 period. This decrease primarily results from changes within branded frozen net sales of $8.4 million. The Company has also experienced a $2.8 million decline in non-branded net sales resulting from the Company's continuing effort to rationalize certain product offerings and increase the profitability of its customer base. Significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit in the fiscal 2004 period decreased $6.7 million to $63.1 million as compared to $69.8 million for the fiscal 2003 period. The Company's gross profit margin also decreased to 24.9 percent from 26.3 percent in the prior year period. The decrease in gross margin is primarily the result of unfavorable production costs incurred during the 2002 growing season, due to lower crop intake resulting from adverse weather conditions and management's efforts to reduce inventory levels. Changes in production costs are recognized as the related inventory is sold. Management is continuing its efforts to realign its production facilities to maximize utilization and reduce costs.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2004 period have decreased $5.3 million to $30.0 million, as compared to $35.3 million in the fiscal 2003 period. This decrease is primarily attributed to a $5.0 million decline in marketing expenses associated with the introductory costs of Birds Eye Hearty Spoonfuls incurred in fiscal 2003.

Operating Income: Operating income for the fiscal 2004 period was $33.1 million, a decrease of $2.5 million as compared to $35.6 million in the fiscal 2003 period. This decrease is attributable to the factors discussed above. Operating income for the branded frozen business increased $2.4 million while decreases within the branded dry and the non-branded businesses were $4.4 million and $0.5 million, respectively. Significant causes for such variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $1.1 million in the fiscal 2003 period. On March 2, 2003 Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. (the "GLK Transaction"). The decrease in income is a result of the GLK Transaction.

Interest Expense: Interest expense for the fiscal 2004 period was $8.7 million compared to $11.8 million in the fiscal 2003 period. This decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 percent Senior Subordinated Notes (the "Notes") and the elimination of the Subordinated Promissory Note as part of the GLK Transaction. Other savings resulted from decreases in the Company's outstanding borrowings under its credit facility.

Loss on Early Extinguishment of Debt: On November 24, 2003, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the elimination of the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Tax Provision: The provision for income taxes for the fiscal 2004 period was $8.2 million compared to $9.5 million in the fiscal 2003 period. The variance in the amounts recorded is attributable to the change in earnings before tax.

Net Income: Net income for the fiscal 2004 period was $12.2 million compared to net income of $13.6 million in the fiscal 2003 period due to the factors noted above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and EBITDA by segment is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of debt that occurred in November 2003, interest expense is not comparable for the quarter and six months ended December 27, 2003. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. EBITDA should, however, be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Branded Frozen: Branded frozen net sales were $99.6 million in the fiscal 2004 period, a decline of $8.4 million or 7.8 percent as compared to net sales of $108.0 million for the fiscal 2003 period. The change was impacted by several factors including a decline in net sales of the Company's Birds Eye Voila! product line of $3.9 million and a decline of $1.9 million within the Company's regionally branded frozen vegetable product lines. These product categories continue to face challenges from competitive actions and spending. Management is currently evaluating various alternatives to enhance performance of these product lines.

Net sales for the Company's nationally branded frozen core vegetable products showed a modest decline of $1.1 million for the fiscal 2004 period associated with changes in various promotional programs year over year. Activities within this portfolio also include the introduction of various value-added sauced vegetables in certain test markets across the country. Management expects to enhance distribution of this product offering in early fiscal 2005.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.4 percent for the 12-week period ending January 4, 2004. The Company's branded market share on a unit basis at January 4, 2004 was 20.3 percent compared to 21.7 percent at January 5, 2003. The bagged meal category for the 12-week period ending January 4, 2004 declined
12.3 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending January 4, 2004 was 20.2 percent compared to 21.2 percent for the 12-week period ending January 5, 2003.

Branded frozen EBITDA showed significant improvement over prior year, achieving $23.6 million for the fiscal 2004 period, an increase of $2.4 million or 11.3 percent as compared to $21.2 million in the fiscal 2003 period. The increase is primarily the result of the elimination of $5.1 million of introductory costs associated with the launch of Birds Eye Hearty Spoonfuls in fiscal 2003, partially offset by $1.5 million of introductory costs resulting from the launch of various value-added sauced vegetables in test markets as discussed above.

Branded Dry: Branded dry net sales of $68.5 million for the fiscal 2004 period, were consistent with that of the fiscal 2003 period. EBITDA, however, for the branded dry segment experienced a decline of $4.4 million to $14.7 million in fiscal 2004, as compared to $19.1 million in fiscal 2003. Several of the Company's product lines within this category experienced increased production costs during fiscal 2004, including the Company's fillings and toppings business as a result of an increase in the cost of cherries, the branded chili business as a result of an increase in beef prices, and the snacks business as a result of an increase in oil costs. In addition, promotional spending has been increased to support several brands. The Company expects to focus on purchasing opportunities, changes in promotional programs and innovative merchandising to maintain and enhance profitability of the various brands in this segment. An additional decline of $1.1 million in branded dry EBITDA is attributable to the GLK Transaction which occurred in March of 2003.

Non-branded: Non-branded net sales were $85.7 million for the fiscal 2004 period, a decline of $2.8 million or 3.2 percent as compared to $88.5 million in the fiscal 2003 period. Non-branded EBITDA of $1.6 million for the fiscal 2004 period represents a $0.8 million decline as compared to EBITDA of $2.4 million in fiscal 2003. These declines are primarily attributable to unfavorable production costs incurred during the 2002 growing season and certain short-term cost increases associated with the Company's recent efforts to realign its manufacturing facilities.

As highlighted above, IRI data does not track the Company's non-branded or private label retail sales. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 12-week period ending January 4, 2004 was 31.2 percent compared to 32.3 percent for the 12-week period ending January 5, 2003.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2003 TO FIRST SIX MONTHS FISCAL 2004

Net Sales: Net sales for the fiscal 2004 period were $446.3 million, a decrease of $20.5 million, or 4.4 percent, as compared to net sales of $466.8 million in the fiscal 2003 period. This decrease primarily results from changes within branded frozen net sales of $14.4 million and changes within non-branded net sales of $6.2 million. Continuing challenges within the Voila! product line and the regionally branded product lines contribute to this variance as well as the Company's continuing efforts to rationalize certain product offerings within its non-branded business. Significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit in the fiscal 2004 period decreased $11.4 million to $104.9 million as compared to $116.3 million for the fiscal 2003 period. The Company's gross profit margin decreased to 23.5 percent from 24.9 percent in the prior year period. The decrease in gross margin is primarily the result of unfavorable production costs incurred during the 2002 growing season due to lower crop intake as a result of adverse weather conditions as well as management's efforts to reduce inventory levels. Changes in production costs are recognized as the related inventory is sold. Management is continuing its efforts to realign its production facilities to maximize utilization and reduce costs.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2004 period have decreased $9.2 million to $56.5 million, as compared to $65.7 million in the fiscal 2003 period. This decrease is primarily attributed to a $9.3 million decline in marketing expenses associated with the introductory costs of Birds Eye Hearty Spoonfuls and certain other marketing initiatives incurred in fiscal 2003.

Operating Income: Operating income for the fiscal 2004 period was $48.4 million, a decrease of $3.9 million as compared to $52.3 million in the fiscal 2003 period. This decrease is attributable to the factors discussed above. While operating income for the branded frozen business increased $5.9 million, decreases were experienced within the branded dry and the non-branded businesses of $6.5 million and $3.3 million, respectively. Significant variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $1.7 million in the fiscal 2003 period. On March 2, 2003 Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. (the "GLK Transaction"). The decrease in income is a result of the GLK Transaction.

Interest Expense: Interest expense for the fiscal 2004 period was $19.2 million compared to $25.5 million in the fiscal 2003 period. This decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 Senior Subordinated Notes and the elimination of the Subordinated Promissory Note as part of the GLK Transaction. Other savings resulted from decreases in the Company's outstanding borrowings as well as interest rate reductions under the Company's credit facility.

Loss on Early Extinguishment of Debt: On November 24, 2003, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the elimination of the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Tax Provision: The provision for income taxes for the fiscal 2004 period was $10.1 million compared to $10.7 million for the fiscal 2003 period. The variance in the amounts recorded is attributable to the change in earnings before tax.

Net Income: Net income for the fiscal 2004 period was $15.1 million and, while impacted by the items discussed above, remained consistent with the fiscal 2003 period.

                                 Segment Review

Branded Frozen: Branded frozen net sales were $166.3 million in the fiscal 2004 period, a decline of $14.4 million or 8.0 percent as compared to net sales of $180.7 million for the fiscal 2003 period. The change was impacted by a decline in net sales of the Company's Birds Eye Voila! product line of $8.3 million and a decline of $2.7 million within the Company's regionally branded frozen vegetable product lines. These product categories continue to face challenges from competitive actions and spending. Management is currently evaluating various alternatives to enhance performance of these product lines.

Net sales for the Company's nationally branded frozen core vegetable products declined $3.8 million or 3.5 percent for the fiscal 2004 period. Such declines were primarily attributable to changes in various promotional activities versus the prior year. Activities within this portfolio also include the introduction of various value-added sauced vegetables in certain test markets across the country. Management expects to enhance distribution of this product offering in early fiscal 2005.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or private label retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.6 percent for the 26-week period ending January 4, 2004. The Company's branded market share on a unit basis at January 4, 2004 was 19.7 percent compared to 20.7 percent at January 5, 2003. The bagged meal category for the 26-week period ending January 4, 2004 declined
8.1 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 26-week period ending January 4, 2004 was 19.2 percent compared to 23.3 percent for the 26-week period ending January 5, 2003.

Branded frozen EBITDA showed significant improvement over the prior year, achieving $36.1 million for the fiscal 2004 period, an increase of $5.5 million or 18.0 percent as compared to $30.6 million in the fiscal 2003 period. The increase is primarily the result of the elimination of $9.9 million of introductory costs associated with the launch of Birds Eye Hearty Spoonfuls incurred in fiscal 2003, partially offset by $2.8 million of introductory costs resulting from the launch of various value-added sauced vegetables in test markets as discussed above.

Branded Dry: Branded dry net sales of $120.2 million for the fiscal 2004 period, were consistent with the fiscal 2003 period. EBITDA, however, for the branded dry segment experienced a decline of $6.5 million to $24.9 million in the fiscal 2004 period, as compared to $31.4 million in the fiscal 2003 period. Several of the Company's product lines within this category experienced increased production costs during fiscal 2004, including the Company's fillings and toppings business as a result of an increase in the cost of cherries, the branded chili business as a result of an increase in beef prices and the snacks business as a result of an increase in oil costs. In addition, promotional spending has been increased to support several brands. The Company expects to focus on purchasing opportunities, changes in promotional programs and innovative merchandising to maintain and enhance profitability of the various brands in this segment. An additional EBITDA decline of $1.7 million is attributable to the GLK Transaction which occurred in March of 2003.

Non-branded: Non-branded net sales were $159.8 million for the fiscal 2004 period, a decline of $6.2 million or 3.7 percent as compared to $166.0 million in the fiscal 2003 period. This decline is primarily attributable to the continued rationalization of certain product offerings. Non-branded EBITDA was $0.2 million for the fiscal 2004 period, a $4.6 million decline as compared to EBITDA of $4.8 million in fiscal 2003. These declines are primarily attributable to unfavorable production costs incurred during the 2002 growing season and certain short-term cost increases associated with the Company's recent efforts to realign its manufacturing facilities.

As highlighted above, IRI data does not track the Company's non-branded or private label retail sales. Including management's estimate of the Company's share of the private label market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 26-week period ending January 4, 2004 was 30.8 percent compared to 31.7 percent for the 26-week period ending January 5, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the six months ended December 27, 2003 compared to the six months ended December 28, 2002.

Net cash provided by operating activities for the fiscal 2004 period was $2.9 million as compared to net cash provided by operating activities of $23.4 million for the fiscal 2003 period, representing a decline of $20.5 million. Net inventories (including prepaid manufacturing expense) increased $29.2 million in the current period as compared with an increase of $12.6 million during the prior year period. The greater increase in the current year is a result of an increase in crop intake during the first six months of fiscal 2004 as compared to the fiscal 2003 period. Crop intake during the 2002 growing season (fiscal 2003 period) was significantly reduced by adverse weather conditions as well as management's efforts to reduce inventory levels. In addition, cash paid to Pro-Fac for crop related payments decreased during the first six months of fiscal 2004 versus the prior year. This decrease primarily results from a reduction in the final payment made for crops harvested in the 2002 growing season again caused by reduced crop intake in the prior year. Accounts receivable collected in the current year also decreased $9.5 million as compared to the prior year. This change is largely the result of the expiration of two co-pack agreements that had outstanding balances which were collected in the first six months of fiscal 2003.

Net cash used in investing activities for the 2004 period was $5.3 million, as compared to net cash used in investing activities of $6.1 million for the fiscal 2003 period. Capital expenditures were $12.1 million for the 2004 period compared to $8.0 million in the prior year period. The increase in capital expenditures is the result of the Company's decision to consolidate production in an effort to improve efficiencies. See NOTE 2, "The Transaction," to the "Notes to Consolidated Financial Statements." The increase in capital expenditures was more than offset by the receipt of $5.4 million in proceeds from the sale of certain facilities which were closed as a result of the Company's realignment efforts and the elimination of working capital advances to GLK, the Company's former joint venture.

Net cash used in financing activities for the 2004 period was $139.4 million, as compared to net cash provided by financing activities of $6.0 million in the 2003 period. The Company completed the Transaction with Pro-Fac Cooperative, Inc. and Vestar/Agrilink Holdings LLC on August 19, 2002, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements." In addition, the Company repaid $150.0 million of its outstanding 11 7/8 percent Senior Subordinated Notes in November 2003, paying a call premium of $8.9 million. See further discussion below and at
NOTE 7, "Debt" to the "Notes to Consolidated Financial Statements."

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

As of December 27, 2003, (i) there was $40.0 million in borrowings outstanding under the Revolving Credit Facility, (ii) there were $22.0 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $138.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Facility"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of December 27, 2003, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus
(i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of December 27, 2003, the interest rate under the Term Loan Facility was approximately 3.87 percent and the interest rate under the Revolving Credit Facility was approximately 3.15 percent. The initial unused commitment fee is
0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

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

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of December 27, 2003, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

As previously reported, the Company has negotiated an amendment to its Senior Credit Facility. The amendment provided the Company with the ability to repay $150.0 million of its Senior Subordinated Notes which occurred in November 2003. See "Senior Subordinated Notes - 11 7/8 Percent (due 2008)" below and Note 7, "Debt" to the "Notes to Consolidated Financial Statements." In addition, provided the satisfaction of certain conditions, the amendment permits repayment of the balance of the Senior Subordinated Notes prior to maturity.

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

On November 24, 2003, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and related transaction expenses less the elimination of the unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of December 27, 2003.


(Dollars in Millions)
                                                                  Payments Due Within
                                           --------------------------------------------------------------
                                                                                         Over 5
Contractual Obligations                    1 Year   2 Years  3 Years  4 Years  5 Years    Years     Total
-----------------------                    ------   -------  -------  -------  -------   ------    ------
Term Loan Facility                          $ 2.7    $ 2.7    $ 2.7    $ 2.7    $243.4    $ 0.0    $254.2
Revolving Credit Facility                     0.0      0.0      0.0     40.0       0.0      0.0      40.0
Senior Subordinated Notes - 11 7/8 Percent    0.0      0.0      0.0      0.0      50.0      0.0      50.0
Obligations under capital leases              0.9      0.9      0.9      0.0       0.0      0.0       2.7
Operating leases                              5.5      4.5      3.5      2.5       2.4      6.1      24.5
Termination Agreement                        10.0     10.0     10.0      4.0       0.0      0.0      34.0
Other long-term debt                          3.5      0.0      0.0      0.0       0.0      0.0       3.5
                                            -----    -----    -----    -----    ------    -----    ------
                                            $22.6    $18.1    $17.1    $49.2    $295.8    $ 6.1    $408.9
                                            =====    =====    =====    =====    ======    =====    ======

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

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data of performance on similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain of our derivative financial instruments are reported in our Annual Report on Form 10-K Equivalent for the year ended June 28, 2003. No material changes have occurred in these instruments which would require additional disclosure in answer to this item.

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

The cherry crop from both the fiscal 2002 and 2003 growing seasons was affected by weather in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, significantly increased from historic levels. To offset the cherry cost increase, management has initiated both pricing actions and changes in promotional programs across all of its cherry items.

For the 2003 crop season, unexpected higher than average temperatures in the Northeast and Midwest regions reduced crop intake. While the reduction in crop intake impacted the related production cost and efficiency, management continues to actively pursue cost reduction initiatives to mitigate a portion of the crop-related production cost increases.

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

ITEM 4.  CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of December 27, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit Number                       Description
         --------------    ----------------------------------------------------
              31.1         Certification required by Rule 13a - 14(a) of the
                           Securities Exchange Act of 1934 of the Principal
                           Executive Officer (filed herewith).

              31.2 Certification required by Rule 13a - 14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

    (b)  Reports on Form 8-K:

              On September 30, 2003, the Company filed a report on Form 8-K Equivalent which was amended by a Form 8-K/A Equivalent also filed on September 30, 2003. Pursuant to Item 9, Birds Eye Foods filed its press release dated September 30, 2003 announcing a consent from its senior lenders for an amendment to its existing Senior Credit Facility.

              On October 24, 2003, the Company filed a report on Form 8-K Equivalent. Pursuant to Item 9, Birds Eye Foods filed its press release dated October 24, 2003 announcing an irrevocable notice of partial redemption to be sent to holders of its 11 7/8% Notes due 2008.

              On November 7, 2003, the Company furnished a report on Form 8-K Equivalent. Pursuant to Item 12, Birds Eye Foods furnished its press release dated November 7, 2003, which reported its financial results for its fiscal quarter ended September 27, 2003 and announced its conference call held on November 13, 2003 to discuss Birds Eye Foods fiscal 2004 first quarter results.

                                   SIGNATURES


The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 BIRDS EYE FOODS, INC.



Date:       February 6, 2004           By: /s/        Earl L. Powers
     -----------------------------         -------------------------------------
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