Form 10-Q
period 2004-03-27
BIRDS EYE FOODS INC
filed 2004-05-07
CIK 26285

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

                  For the quarterly period ended March 27, 2004

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

                                YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 5, 2004.

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

                                                 Three Months Ended                                 Nine Months Ended
                                               ---------------------       Successor       -----------------------------------
                                               Successor   Successor   Nine Months Ended       Successor     |   Predecessor
                                               March 27,   March 29,       March 27,       August 19, 2002 - | June 30, 2002 -
                                                  2004        2003           2004            March 29, 2003  | August 18, 2002
                                               ---------   ---------   -----------------   ----------------- | ---------------
Net sales                                      $ 206,316   $ 210,856       $ 644,526           $ 569,824     |    $  98,076
Cost of sales                                   (158,668)   (164,380)       (493,669)           (432,157)    |      (75,441)
                                               ---------   ---------       ---------           ---------     |    ---------
Gross profit                                      47,648      46,476         150,857             137,667     |       22,635
Selling, administrative, and general expense     (27,751)    (28,486)        (83,914)            (78,613)    |      (15,084)
Income from Great Lakes Kraut Company, LLC             0         391               0               1,770     |          277
                                               ---------   ---------       ---------           ---------     |    ---------
Operating income                                  19,897      18,381          66,943              60,824     |        7,828
Interest expense                                  (6,464)    (11,971)        (25,212)            (29,389)    |       (7,416)
Loss on early extinguishment of debt                   0           0          (4,018)                  0     |            0
                                               ---------   ---------       ---------           ---------     |    ---------
Pretax income from continuing operations          13,433       6,410          37,713              31,435     |          412
Tax provision                                     (5,373)     (2,565)        (15,085)            (12,575)    |         (169)
                                               ---------   ---------       ---------           ---------     |    ---------
Income before discontinued operations              8,060       3,845          22,628              18,860     |          243
Discontinued operations, net of tax                  (67)          4             466                  51     |         (158)
                                               ---------   ---------       ---------           ---------     |    ---------
Net income                                         7,993       3,849          23,094              18,911     |           85
                                                                                                             |
Accumulated earnings/(deficit) at beginning                                                                  |
   of period                                      35,857      15,062          20,756                   0     |     (126,623)
                                               ---------   ---------       ---------           ---------     |    ---------
Accumulated earnings/(deficit) at end of                                                                     |
   period                                      $  43,850   $  18,911       $  43,850           $  18,911     |    $(126,538)
                                               =========   =========       =========           =========     |    =========
                                                                                                             |
Net income                                     $   7,993   $   3,849       $  23,094           $  18,911     |    $      85
Other comprehensive income:                                                                                  |
   Unrealized gain/(loss) on hedging                                                                         |
      activity, net of taxes                          18         216            (529)                149     |            0
                                               ---------   ---------       ---------           ---------     |    ---------
Comprehensive income                           $   8,011   $   4,065       $  22,565           $  19,060     |    $      85
                                               =========   =========       =========           =========     |    =========
Accumulated other comprehensive loss                                                                         |
   at beginning of period                      $ (11,456)  $     (67)      $ (10,909)          $       0     |    $    (367)
Unrealized gain/(loss) on hedging activity,                                                                  |
   net of taxes                                       18         216            (529)                149     |            0
                                               ---------   ---------       ---------           ---------     |    ---------
Accumulated other comprehensive loss                                                                         |
   at end of period                            $ (11,438)  $     149       $ (11,438)          $     149     |    $    (367)
                                               =========   =========       =========           =========     |    =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

                                                                               Successor   Successor
                                                                               March 27,    June 28,
                                                                                  2004        2003
                                                                               ---------   ---------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                   $  8,057    $153,756
   Accounts receivable trade, net of allowances for doubtful accounts            62,536      58,230
   Accounts receivable, other                                                     1,399       1,841
   Income taxes refundable                                                            0         407
   Inventories, net                                                             199,776     206,584
   Current net investment in CoBank                                               1,836       2,464
   Prepaid manufacturing expense                                                  6,820      12,053
   Prepaid expenses and other current assets                                     10,560      12,239
   Assets held for sale                                                          16,671      13,501
   Current deferred tax asset                                                    15,134      15,508
                                                                               --------    --------
         Total current assets                                                   322,789     476,583
Investment in CoBank                                                              1,201       3,038
Property, plant and equipment, net                                              196,616     195,199
Goodwill                                                                         35,886      37,050
Intangible assets, net                                                          164,573     168,321
Other assets                                                                     21,685      24,547
Note receivable due from Pro-Fac Cooperative, Inc.                                1,061         712
Non-current deferred tax asset                                                    3,933       3,933
                                                                               --------    --------
         Total assets                                                          $747,744    $909,383
                                                                               ========    ========
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                         $    819    $    704
   Current portion of long-term debt                                              2,700      19,611
   Current portion of Termination and Transitional Services Agreements with
      Pro-Fac Cooperative, Inc.                                                   9,281       9,403
   Accounts payable                                                              43,469      67,150
   Income taxes payable                                                          15,316           0
   Accrued interest                                                               4,042       4,106
   Accrued employee compensation                                                  8,727      10,225
   Other accrued expenses                                                        38,948      39,979
   Growers payable due to Pro-Fac Cooperative, Inc.                               9,180       8,504
                                                                               --------    --------
         Total current liabilities                                              132,482     159,682
Obligations under capital leases                                                  3,199       1,833
Long-term debt                                                                  302,353     459,970
Long-term portion of Termination and Transitional Services Agreements with
      Pro-Fac Cooperative, Inc.                                                  18,168      24,031
Other non-current liabilities                                                    56,588      52,330
                                                                               --------    --------
         Total liabilities                                                      512,790     697,846
                                                                               --------    --------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
      authorized, issued and outstanding                                              0           0
   Additional paid-in capital                                                   202,542     201,690
   Accumulated earnings                                                          43,850      20,756
   Accumulated other comprehensive (loss)/income:
      Unrealized (loss)/gain on hedging activity, net of taxes                     (181)        348
      Minimum pension liability adjustment, net of taxes                        (11,257)    (11,257)
                                                                               --------    --------
         Total shareholder's equity                                             234,954     211,537
                                                                               --------    --------
         Total liabilities and shareholder's equity                            $747,744    $909,383
                                                                               ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                              Nine Months Ended
                                                                                     ----------------------------------
                                                                     Successor           Successor    |   Predecessor
                                                                 Nine Months Ended   August 19, 2002- | June 30, 2002 -
                                                                   March 27, 2004     March 29, 2003  | August 18, 2002
                                                                 -----------------   ---------------- | ---------------
Cash Flows From Operating Activities:                                                                 |
   Net income                                                        $  23,094          $  18,911     |    $     85
   Adjustments to reconcile net income to net cash                                                    |
      provided by/(used in) operating activities                                                      |
      Depreciation                                                      17,016             15,216     |       3,833
      Amortization of certain intangible assets                          1,348                718     |         144
      Amortization of debt issue costs, amendment costs,                                              |
         debt discounts and premiums, and interest in-kind               5,436              7,421     |       1,201
      Equity in undistributed earnings of                                                             |
         Great Lakes Kraut Company, LLC                                      0             (1,109)    |        (277)
      Transitional Services Agreement with                                                            |
         Pro-Fac Cooperative, Inc.                                        (394)              (323)    |           0
      Loss on Sale of Assets                                               225                  0     |           0
      Loss on early extinguishment of debt                               4,018                  0     |           0
      Change in assets and liabilities:                                                               |
         Accounts receivable                                            (3,864)             3,558     |       1,818
         Inventories and prepaid manufacturing expense                   2,839             72,256     |     (33,170)
         Income taxes refundable/(payable)                              15,723             10,554     |         (75)
         Accounts payable and other accrued expenses                   (24,469)           (18,404)    |     (10,972)
         Due to/(from) Pro-Fac Cooperative, Inc., net                      676            (10,613)    |       8,649
         Other assets and liabilities, net                               4,633              2,774     |         909
                                                                     ---------          ---------     |    --------
Net cash provided by/(used in) operating activities                     46,281            100,959     |     (27,855)
                                                                     ---------          ---------     |    --------
Cash Flows From Investing Activities:                                                                 |
   Purchase of property, plant and equipment                           (17,626)            (9,330)    |      (2,187)
   Proceeds from disposals                                               8,827                407     |           0
   Repayments from/(advances to) Great Lakes Kraut Company,                                           |
      LLC, net                                                               0              6,169     |      (1,512)
   Proceeds from Great Lakes Kraut Company, LLC Transaction                  0             13,900     |           0
   Proceeds from investment in CoBank                                    2,464              2,203     |       1,115
   Issuance of note receivable to                                                                     |
      Pro-Fac Cooperative, Inc., net                                      (300)                 0     |           0
                                                                     ---------          ---------     |    --------
Net cash (used in)/provided by investing activities                     (6,635)            13,349     |      (2,584)
                                                                     ---------          ---------     |    --------
Cash Flows From Financing Activities:                                                                 |
   Proceeds from issuance of long-term debt                                  0            270,000     |           0
   Adjustment of Subordinated Promissory Note                                0            (25,000)    |           0
   Net (payments)/proceeds on prior revolving credit facility                0            (22,000)    |      22,000
   Payment of premium and fees on early extinguishment of debt          (8,937)                 0     |           0
   Payments on long-term debt                                         (168,961)          (401,799)    |        (292)
   Payments on Termination Agreement with                                                             |
      Pro-Fac Cooperative, Inc.                                         (8,000)           (10,120)    |           0
   Payments on capital lease                                              (299)              (316)    |         (38)
   Cash paid for debt issuance costs                                         0            (24,202)    |           0
   Cash paid for transaction fees                                            0             (6,000)    |           0
   Birds Eye Holdings, Inc. contribution, net                              852            175,597     |           0
                                                                     ---------          ---------     |    --------
Net cash (used in)/provided by financing activities                   (185,345)           (43,840)    |      21,670
                                                                     ---------          ---------     |    --------
Net change in cash and cash equivalents                               (145,699)            70,468     |      (8,769)
Cash and cash equivalents at beginning of period                       153,756              5,917     |      14,686
                                                                     ---------          ---------     |    --------
Cash and cash equivalents at end of period                           $   8,057          $  76,385     |    $  5,917
                                                                     =========          =========     |    ========
Supplemental Schedule of Non-Cash Investing and                                                       |
   Financing Activities:                                                                              |
   Birds Eye Holdings, Inc. investment                               $       0          $  32,100     |    $      0
                                                                     =========          =========     |    ========
   Capital lease obligation incurred                                 $   1,780          $       0     |    $      0
                                                                     =========          =========     |    ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. formerly Agrilink Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. Three primary segments in which the Company markets its products include: branded frozen, branded dry, and non-branded products. The majority of each of the segment's net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its affiliates indirectly acquired control of the Company. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

The term "successor" refers to Birds Eye Foods and all of its subsidiaries following the Transaction. The term "predecessor" refers to Birds Eye Foods prior to the change in control on August 19, 2002.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the nine and three months ended March 27, 2004 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 28, 2003.

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

New Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS No. 132"). Revised SFAS No. 132 revises employers' required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The annual disclosure requirements will be effective for the fiscal year ended June 26, 2004. See NOTE 8 to the "Notes to Consolidated Financial Statements" for the required interim disclosures.

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

The Company's allowance for doubtful accounts is approximately $1.2 million at March 27, 2004, and $1.0 million at June 28, 2003.

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into a Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company which was later renamed Birds Eye Holdings LLC ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owned, as of the Closing Date,
56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or delivered unconditional voting proxies to, Vestar/Agrilink Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

(iii) Immediately following Pro-Fac's contribution of its Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares valued at $32.1 million to Birds Eye Holdings, Inc., formerly Agrilink Holdings, Inc. ("Holdings, Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Additional units have been issued subsequent to the Closing Date. See NOTE 11 to the "Notes to Consolidated Financial Statements" for further description. As of March 27, 2004, an additional approximately $0.3 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued.

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

Holdings, Inc. has pushed down its purchase accounting to Birds Eye Foods. In accordance with GAAP, the excess investment made by Holdings, Inc. over the fair value of the identifiable assets and liabilities of the Company is approximately $35.9 million and is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of March 27, 2004.

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $1.6 million has been liquidated as of March 27, 2004.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of management's exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas; the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. Subsequent to each closure, the Company intends to exit or dispose of these properties. See NOTE 3 to the "Notes to Consolidated Financial Statements" for further disclosure relating to sales of facilities and businesses. In connection with these closings, 309 full-time production employees have been notified of their termination and benefit arrangements. Additional costs to complete the exit plan include facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of March 27, 2004. Adjustments to the liability reflect additional information previously unavailable and the result of further negotiations completed by management:

(Dollars in Millions)

                                                    Contractual      Severance
                                                   Penalties and        and
                                                    Other Costs    Related Costs
                                                   -------------   -------------
Initial liability                                       $6.2            $2.3
Utilization                                             (2.9)           (1.7)
Adjustments                                             (0.6)           (0.5)
                                                        ----            ----
Balance at March 27, 2004                               $2.7            $0.1
                                                        ====            ====

The following pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the period presented.

(Dollars in Thousands)

                                                                   Predecessor
                                                                 June 30, 2002 -
                                                                    August 18,
                                                                       2002
                                                                 ---------------
Net Sales                                                            $98,076
Income before discontinued operations                                    990
Net Income                                                               832

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes, depreciation, the fair values of operating leases, income from the Transitional Services Agreement with Pro-Fac and the elimination of the historical share of income or loss with Pro-Fac that has been recorded. These results do not purport to be indicative of the results of operations which actually would have resulted had the Transaction occurred at the beginning of the 2003 fiscal year, or of the future operations of the successor company.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations: As of August 19, 2002, the Company committed to a plan to sell the applesauce, popcorn, and Veg-All operations previously reported in the branded dry and non-branded segments, and completed these transactions in fiscal 2003.

On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant continues to operate as a production facility for other product.

On March 14, 2003, the Company sold its popcorn business and production facility in Ridgway, Illinois to Gilster-Mary Lee Corporation.

On June 27, 2003, the Company sold its Veg-All business to Allen Canning Company. This sale resulted in the closure of the Company's Green Bay, Wisconsin manufacturing facility.

No gain or loss was recognized as a result of the disposition of these businesses and facilities.

On March 23, 2004, the Company entered into a definitive Asset Purchase Agreement with Allen Canning Company to sell its Freshlike canned vegetable business. The sale closed on May 1, 2004. In conjunction with the sale, the Company entered into an agreement to perpetually license the Freshlike canned vegetable trade name to Allen Canning effective as of the closing date of the sale. These agreements do not impact frozen products carrying the Freshlike brand name. In the fourth quarter the Company will recognize a gain of approximately $3.8 million (after-tax) from this transaction.

The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of those businesses as discontinued operations and their operations are, therefore, excluded from continuing operations. All prior period Statements of Operations have been reclassified to reflect the discontinuance of these operations.

The operating results of those businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

(Dollars in Thousands)

                                        Three Months Ended                                 Nine Months Ended
                                      ---------------------       Successor       -----------------------------------
                                      Successor   Successor   Nine Months Ended       Successor     |   Predecessor
                                      March 27,   March 29,        March 27,      August 19, 2002 - | June 30, 2002 -
                                         2004        2003            2004           March 29, 2003  | August 18, 2002
                                      ---------   ---------   -----------------   ----------------- | ---------------
Net sales                              $2,459      $12,396         $10,665             $39,865      |      $5,651
                                       ======      =======         =======             =======      |      ======
(Loss)/income before income taxes      $ (112)     $     6         $   777             $    82      |      $ (268)
Income tax benefit/(provision)             45           (2)           (311)                (31)     |         110
                                       ------      -------         -------             -------      |      ------
Discontinued operations, net of tax    $  (67)     $     4         $   466             $    51      |      $ (158)
                                       ======      =======         =======             =======      |      ======

Assets Held for Sale: In February 2003, in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over the ensuing 4 to 15 months to create more efficient facilities.

Having met the criteria outlined in SFAS No. 144, properties in Green Bay, Wisconsin and Barker, New York are classified as assets held for sale on the Company's Consolidated Balance Sheet as of March 27, 2004. The Company is actively marketing these properties for sale.

During the nine month period ended March 27, 2004, the Company sold the following facilities which had previously been recorded as held for sale as a result of consolidation efforts:

On March 10, 2004, the Company sold its facility located in Bridgeville, Delaware to The Pictsweet Company for $2.0 million.

On February 27, 2004, the Company sold its facility located in Lawton, Michigan to The Honee Bear Canning Company for $1.0 million.

On December 4, 2003, the Company sold its facilities located in Uvalde, Texas and Alamo, Texas to TAFMI, Inc. for $3.1 million.

On September 26, 2003, the Company sold its fresh production operation at Montezuma, Georgia to Flint River Foods, LLC for $1.5 million.

On July 21, 2003, the Company sold equipment at the leased facility in Oxnard, California to Coastal Green Frozen Foods, LLC for $0.3 million.

No gain or loss was recognized as a result of the disposition of these facilities and equipment.

Also included in assets held for sale at March 27, 2004 is the Red Creek, New York facility and any remaining inventory related to the Company's decision to sell the popcorn and applesauce operations.

Additionally, included in assets held for sale as of March 27, 2004 is inventory and the trade name related to the Company's decision to sell the Freshlike canned vegetable business to Allen Canning Company. In conjunction with the sale, the Company entered into an agreement to perpetually license the Freshlike canned vegetable trade name to Allen Canning. As such, the trade name was classified as held for sale at March 27, 2004. The sale of the Freshlike canned vegetable business closed on May 1, 2004 and the Company received proceeds of approximately $15.9 million. The Company will recognize a gain of approximately $3.8 million (after-tax) in the fourth quarter as a result of this sale.

The Company has also included in assets held for sale facilities located in Enumclaw, Washington; Sodus, Michigan; Alton, New York and Cincinnati, Ohio. These facilities are being actively marketed for sale. On December 22, 2003, the Company sold vacant land located in Sodus, Michigan to Leco Corp. for $0.3 million. No gain or loss was recognized as a result of the sale of this land. The land was previously classified as held for sale.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at the lower of historical cost or fair value are as follows:

(Dollars in Thousands)

                                                           Successor   Successor
                                                           March 27,    June 28,
                                                              2004        2003
                                                           ---------   --------
Inventories                                                 $ 6,742     $    80
Property, plant and equipment, net                            7,529      13,421
Intangible assets                                             2,400           0
                                                            -------     -------
  Total                                                     $16,671     $13,501
                                                            =======     =======

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $27.2 million as of March 27, 2004.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the nine months ended March 27, 2004 and March 29, 2003 were $48.8 million and $56.1 million, respectively. The decrease from the prior year is impacted by both raw product supply agreements that have been transferred to Pro-Fac as part of the Transaction offset by a larger crop intake in the current year.

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings, Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services to be provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of March 27, 2004 was approximately $0.2 million. This obligation will be reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report only to the chief executive officer or other representatives of Birds Eye Foods.

(iv) Credit Agreement. As of the Closing Date, Birds Eye Foods and Pro-Fac entered into a Credit Agreement (the "Credit Agreement") pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of March 27, 2004, there was approximately $1.1 million outstanding under this Credit Agreement.

NOTE 5. INVENTORIES

The major classes of inventories, net of reserves of $3.5 million and $7.6 million, as of March 27, 2004 and June 28, 2003, respectively, are as follows:

(Dollars in Thousands)

                                                           Successor   Successor
                                                           March 27,    June 28,
                                                              2004        2003
                                                           ---------   ---------
Finished goods                                              $178,837    $185,983
Raw materials and supplies                                    20,939      20,601
                                                            --------    --------
   Total inventories                                        $199,776    $206,584
                                                            ========    ========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount. As of March 27, 2004, goodwill was reduced by approximately $1.2 million related to a reduction in contractual penalties and severance and related costs to reflect additional information previously unavailable and the result of further negotiations completed by management. In addition, trademarks have been reduced as of March 27, 2004 by approximately $2.4 million in conjunction with the sale of the Freshlike canned vegetable business. See NOTE 2 and NOTE 3 to the "Notes to Consolidated Financial Statements" for further description.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                         Successor                  Successor
                                         March 27,                   June 28,
                                            2004                       2003
                                 -------------------------   -----------------------
                                    Gross                      Gross
                                  Carrying     Accumulated   Carrying    Accumulated
                                   Amount     Amortization    Amount    Amortization
                                 ----------   ------------   --------   ------------
Amortized intangible assets:
   Covenants not to compete       $    588      $  (258)     $    588     $  (139)
   Customer relationships            8,000       (1,444)        8,000        (778)
   Other                            10,406       (1,219)       10,406        (656)
                                  --------      -------      --------     -------
      Total                       $ 18,994      $(2,921)     $ 18,994     $(1,573)
                                  --------      =======      --------     =======
Unamortized intangible assets:
   Trademarks                     $148,500                   $150,900
                                  --------                   --------
      Total                       $167,494                   $169,894
                                  ========                   ========

The aggregate amortization expense associated with intangible assets was approximately $1.3 million for the nine months ended March 27, 2004. The aggregate amortization expense was $0.1 million for the predecessor period June 30, 2002 through August 18, 2002, and $0.7 million for the successor period August 19, 2002 through March 29, 2003. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

           Aggregate
            Annual
Fiscal   Amortization
 Year       Expense
------   ------------
 2005      $1,778
 2006       1,778
 2007       1,650
 2008       1,639
 2009       1,639

NOTE 7. DEBT

Summary of Long-Term Debt:
--------------------------------
(Dollars in Thousands)

                                                           Successor   Successor
                                                           March 27,    June 28,
                                                             2004         2003
                                                           ---------   ---------
Term Loan Facility                                         $253,534    $268,650
Senior Subordinated Notes                                    51,519     207,086
Other                                                             0       3,845
                                                           --------    --------
Total debt                                                  305,053     479,581
Less current portion                                         (2,700)    (19,611)
                                                           --------    --------
Total long-term debt                                       $302,353    $459,970
                                                           ========    ========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility has a maturity of five years and allows up to $40.0 million to be available in the form of letters of credit. As of March 27, 2004, the interest rate under the Term Loan Facility was approximately 3.9 percent. There were no borrowings on the Revolving Credit Facility as of March 27, 2004.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the senior credit agreement ("Senior Credit Agreement"). Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of March 27, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings, Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements."

Senior Subordinated Notes 11 7/8 Percent (due 2008): As of March 27, 2004, the Company had outstanding $50.0 million of its $200.0 million 11 7/8 percent Senior Subordinated Notes (the "Notes") due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the elimination of the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.5 million at March 27, 2004 is being amortized against interest expense over the remaining life of the outstanding Notes. The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly owned subsidiaries of the Company) and by Pro-Fac. See NOTE 10 to the "Notes to Consolidated Financial Statements".

NOTE 8. INTERIM DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS UNDER REVISED SFAS NO. 132

Components of Net Periodic Benefit Cost
(Dollars in Thousands)

                                                    Pension Benefits
                                     -------------------------------------------
                                       Three Months Ended      Nine Months Ended
                                     ---------------------   ---------------------
                                     March 27,   March 29,   March 27,   March 29,
                                        2004        2003        2004        2003
                                     ---------   ---------   ---------   ---------
Service cost                          $ 1,244     $ 1,002     $ 3,732     $ 3,005
Interest cost                           1,962       1,921       5,886       5,762
Expected return on plan assets         (1,606)     (1,655)     (4,817)     (4,966)
Amortization of prior service cost          1           4           4          11
Amortization of net loss                  243           4         728          13
                                      -------     -------     -------     -------
Net periodic cost - Company plans     $ 1,844     $ 1,276     $ 5,533     $ 3,825
Net periodic cost - union plans           122         133         368         398
                                      -------     -------     -------     -------
Total periodic benefit cost           $ 1,966     $ 1,409     $ 5,901     $ 4,223
                                      =======     =======     =======     =======

                                                     Other Benefits
                                     -------------------------------------------
                                       Three Months Ended      Nine Months Ended
                                     ---------------------   ---------------------
                                     March 27,   March 29,   March 27,   March 29,
                                        2004        2003        2004       2003
                                     ---------   ---------   ---------   ---------
Service cost                            $ 12       $ 11        $ 37        $ 32
Interest cost                             57         67         170         200
Amortization of prior service cost        (7)       (15)        (22)        (45)
                                         ---       ----        ----        ----
Total periodic benefit cost             $ 62       $ 63        $185        $187
                                        ====       ====        ====        ====

Employer Contributions: For the nine months ended March 27, 2004, the Company has not made any material contributions to the Company's pension plans and does not anticipate making any contributions in fiscal year 2004.

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

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Brooks). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial businesses. The Company's store brand products include frozen vegetables, canned soups, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, and frozen breaded and battered products. The Company's food service/industrial products include frozen vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

Reclassifications have been made to the segment presentation below to reflect the reallocation of certain fixed costs which will not be eliminated in conjunction with the sale of the Company's Freshlike canned vegetable business. The Freshlike canned vegetable business has been reclassified to discontinued operations in accordance with SFAS No. 144 (see NOTE 3 to the "Notes to Consolidated Financial Statements").

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                             Three Months Ended                                 Nine Months Ended
                                           ---------------------       Successor       -----------------------------------
                                           Successor   Successor   Nine Months Ended      Successor      |   Predecessor
                                           March 27,   March 29,       March 27,       August 19, 2002 - | June 30, 2002 -
                                              2004        2003            2004           March 29, 2003  | August 18, 2002
                                           ---------   ---------   -----------------   ----------------- | ---------------
Net Sales:                                                                                               |
   Branded frozen                           $ 84.1      $ 84.5          $250.4              $229.3       |       35.8
   Branded dry                                45.2        47.4           157.6               135.3       |       22.4
   Non-branded                                77.0        79.0           236.5               205.2       |       39.9
                                            ------      ------          ------              ------       |      -----
Total continuing segments                   $206.3      $210.9          $644.5              $569.8       |      $98.1
                                            ======      ======          ======              ======       |      =====
Operating income:                                                                                        |
   Branded frozen                           $ 16.8      $ 15.0          $ 48.5              $ 36.2       |      $ 4.7
   Branded dry                                 6.6         7.3            28.5                30.4       |        4.5
   Non-branded                                (3.5)       (3.9)          (10.1)               (5.8)      |       (1.4)
                                            ------      ------          ------              ------       |      -----
Continuing segment operating income           19.9        18.4            66.9                60.8       |        7.8
Interest expense                              (6.5)      (12.0)          (25.2)              (29.4)      |       (7.4)
Loss on early extinguishment of debt           0.0         0.0            (4.0)                0.0       |        0.0
                                            ------      ------          ------              ------       |      -----
Pretax income from continuing operations    $ 13.4      $  6.4          $ 37.7              $ 31.4       |      $ 0.4
                                            ======      ======          ======              ======       |      =====

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008. In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. Prior to the Transaction, the Company's obligations under the Senior Credit Facilities with Harris Trust and Savings Bank were fully and unconditionally guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                                      Successor
                                                                               Statement of Operations
                                                                          Three Months Ended March 27, 2004
                                                        ---------------------------------------------------------------------
                                                         Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                        Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                        -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                                $ 202,213     $ 9,458         $    0        $(5,355)     $ 206,316
Cost of sales                                             (156,296)     (7,882)             0          5,510       (158,668)
                                                         ---------     -------         ------        -------      ---------
Gross profit                                                45,917       1,576              0            155         47,648
Selling, administrative, and general expense               (27,157)       (594)             0              0        (27,751)
Other (expense)/income                                      (6,170)      6,325              0           (155)             0
Income from subsidiaries                                     6,631         586              0         (7,217)             0
                                                         ---------     -------         ------        -------      ---------
Operating income                                            19,221       7,893              0         (7,217)        19,897
Interest (expense)/income                                   (8,788)      1,002          1,322              0         (6,464)
                                                         ---------     -------         ------        -------      ---------
Pretax income from continuing operations                    10,433       8,895          1,322         (7,217)        13,433
Tax provision                                               (2,373)     (3,000)             0              0         (5,373)
                                                         ---------     -------         ------        -------      ---------
Income before discontinued operations                        8,060       5,895          1,322         (7,217)         8,060
Discontinued operations (net of a tax benefit of $45)          (67)          0              0              0            (67)
                                                         ---------     -------         ------        -------      ---------
Net income                                               $   7,993     $ 5,895         $1,322        $(7,217)     $   7,993
                                                         =========     =======         ======        =======      =========

                                                                                Successor
                                                                         Statement of Operations
                                                                     Nine Months Ended March 27, 2004
                                                  ---------------------------------------------------------------------
                                                   Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                  -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                          $ 631,541     $ 22,878        $    0       $ (9,893)     $ 644,526
Cost of sales                                       (485,004)     (18,929)            0         10,264       (493,669)
                                                   ---------     --------        ------       --------      ---------
Gross profit                                         146,537        3,949             0            371        150,857
Selling, administrative, and general expense         (82,044)      (1,870)            0              0        (83,914)
Other (expense)/income                               (30,839)      31,210             0           (371)             0
Income from subsidiaries                              28,656        1,891             0        (30,547)             0
                                                   ---------     --------        ------       --------      ---------
Operating income                                      62,310       35,180             0        (30,547)        66,943
Interest (expense)/income                            (35,028)       5,557         4,259              0        (25,212)
Loss on early extinguishment of debt                  (4,018)           0             0              0         (4,018)
                                                   ---------     --------        ------       --------      ---------
Pretax income from continuing operations              23,264       40,737         4,259        (30,547)        37,713
Tax provision                                           (636)     (14,449)            0              0        (15,085)
                                                   ---------     --------        ------       --------      ---------
Income before discontinued operations                 22,628       26,288         4,259        (30,547)        22,628
Discontinued operations (net of a tax provision
   of $311)                                              466            0             0              0            466
                                                   ---------     --------        ------       --------      ---------
Net income                                         $  23,094     $ 26,288        $4,259       $(30,547)     $  23,094
                                                   =========     ========        ======       ========      =========

                                                                                    Successor
                                                                                  Balance Sheet
                                                                                  March 27, 2004
                                                      ---------------------------------------------------------------------
                                                       Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                            $  7,636     $    421       $     0       $       0      $  8,057
   Accounts receivable, net                               60,330        3,605             0               0        63,935
   Inventories -
      Finished goods                                     177,975          862             0               0       178,837
      Raw materials and supplies                          20,031          908             0               0        20,939
                                                        --------     --------       -------       ---------      --------
         Total inventories                               198,006        1,770             0               0       199,776

   Other current assets                                   46,866        4,155           967            (967)       51,021
                                                        --------     --------       -------       ---------      --------
         Total current assets                            312,838        9,951           967            (967)      322,789

   Property, plant and equipment, net                    177,421       19,195             0               0       196,616
   Investment in subsidiaries                            311,931       13,646             0        (325,577)            0
   Goodwill and other intangible assets, net              42,138      158,321             0               0       200,459
   Other assets                                           27,613       97,234        29,767        (126,734)       27,880
                                                        --------     --------       -------       ---------      --------
         Total assets                                   $871,941     $298,347       $30,734       $(453,278)     $747,744
                                                        ========     ========       =======       =========      ========
Liabilities and Shareholder's Equity
   Current portion of long-term debt                    $  2,700     $      0       $     0       $       0      $  2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                    9,281            0             0               0         9,281
   Accounts payable                                       42,434        1,035             0               0        43,469
   Accrued interest                                        5,009            0             0            (967)        4,042
   Intercompany loans                                      2,549       (2,549)            0               0             0
   Other current liabilities                              67,972        5,018             0               0        72,990
                                                        --------     --------       -------       ---------      --------
         Total current liabilities                       129,945        3,504             0            (967)      132,482
   Long-term debt                                        332,120            0             0         (29,767)      302,353
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                      18,168            0             0               0        18,168
   Other non-current liabilities                         156,754            0             0         (96,967)       59,787
                                                        --------     --------       -------       ---------      --------
         Total liabilities                               636,987        3,504             0        (127,701)      512,790

   Shareholder's equity                                  234,954      294,843        30,734        (325,577)      234,954
                                                        --------     --------       -------       ---------      --------
         Total liabilities and shareholder's equity     $871,941     $298,347       $30,734       $(453,278)     $747,744
                                                        ========     ========       =======       =========      ========

                                                                                  Successor
                                                                           Statement of Cash Flows
                                                                       Nine Months Ended March 27, 2004
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                         $  23,094     $ 26,288       $ 4,259       $(30,547)     $  23,094
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Depreciation                                    15,863        1,153             0              0         17,016
         Amortization of certain intangible assets          785          563             0              0          1,348
         Amortization of debt issue costs,
            amendment costs, debt discounts and
            premiums, and interest in-kind                8,314            0        (2,878)             0          5,436
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                      (394)           0             0              0           (394)
         Loss on sale of assets                             225            0             0              0            225
         Loss on early extinguishment of debt             4,018            0             0              0          4,018
         Equity in undistributed earnings of
            subsidiaries                                 (1,182)      (1,707)            0          2,889              0
         Change in working capital                       (4,968)       1,473          (967)             0         (4,462)
                                                      ---------     --------       -------       --------      ---------
Net cash provided by operating activities                45,755       27,770           414        (27,658)        46,281
                                                      ---------     --------       -------       --------      ---------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment           (17,384)        (242)            0              0        (17,626)
   Proceeds from disposals                                8,827            0             0              0          8,827
   Proceeds from investment in CoBank                     2,464            0             0              0          2,464
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                               (300)           0             0              0           (300)
                                                      ---------     --------       -------       --------      ---------
   Net cash provided by/(used in)
      investing activities                               (6,393)        (242)            0              0         (6,635)
                                                      ---------     --------       -------       --------      ---------
Cash Flows From Financing Activities:
   Payment of premium and fees on early
      extinguishment of debt                             (8,937)           0             0              0         (8,937)
   Payments on long-term debt                          (168,961)           0             0              0       (168,961)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                          (8,000)           0             0              0         (8,000)
   Payments on capital lease                               (299)           0             0              0           (299)
   Birds Eye Holdings, Inc. contribution, net               852            0             0              0            852
   Dividends paid                                             0      (27,244)         (414)        27,658              0
                                                      ---------     --------       -------       --------      ---------
Net cash used in financing activities                  (185,345)     (27,244)         (414)        27,658       (185,345)
                                                      ---------     --------       -------       --------      ---------
Net change in cash and cash equivalents                (145,983)         284             0              0       (145,699)

Cash and cash equivalents at beginning of period        153,619          137             0              0        153,756
                                                      ---------     --------       -------       --------      ---------
Cash and cash equivalents at end of period            $   7,636     $    421       $     0       $      0      $   8,057
                                                      =========     ========       =======       ========      =========

                                                                                  Successor
                                                                           Statement of Operations
                                                                      Three Months Ended March 29, 2003
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                            $ 206,145     $ 9,576          $  0        $ (4,865)     $ 210,856
Cost of sales                                         (161,726)     (7,732)            0           5,078       (164,380)
                                                     ---------     -------          ----        --------      ---------
Gross profit                                            44,419       1,844             0             213         46,476
Selling, administrative, and general expense           (27,624)       (862)            0               0        (28,486)
Other (expense)/income                                 (11,407)     11,620             0            (213)             0
Income from former joint venture and subsidiaries       10,505         211             0         (10,325)           391
                                                     ---------     -------          ----        --------      ---------
Operating income                                        15,893      12,813             0         (10,325)        18,381
Interest (expense)/income                              (14,901)      2,454           476               0        (11,971)
                                                     ---------     -------          ----        --------      ---------
Pretax income from continuing operations                   992      15,267           476         (10,325)         6,410
Tax benefit/(provision)                                  2,853      (5,418)            0               0         (2,565)
                                                     ---------     -------          ----        --------      ---------
Income before discontinued operations                    3,845       9,849           476         (10,325)         3,845
Discontinued operations (net of a tax provision
   of $2)                                                    4           0             0               0              4
                                                     ---------     -------          ----        --------      ---------
Net income                                           $   3,849     $ 9,849          $476        $(10,325)     $   3,849
                                                     =========     =======          ====        ========      =========

                                                                                   Successor
                                                                            Statement of Operations
                                                                       August 19, 2002 - March 29, 2003
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                            $ 558,989     $ 21,272         $  0        $(10,437)     $ 569,824
Cost of sales                                         (426,789)     (16,150)           0          10,782       (432,157)
                                                     ---------     --------         ----        --------      ---------
Gross profit                                           132,200        5,122            0             345        137,667
Selling, administrative, and general expense           (76,567)      (2,046)           0               0        (78,613)
Other (expense)/income                                 (31,453)      31,798            0            (345)             0
Income from former joint venture and subsidiaries       28,666          211            0         (27,107)         1,770
                                                     ---------     --------         ----        --------      ---------
Operating income                                        52,846       35,085            0         (27,107)        60,824
Interest (expense)/income                              (35,910)       6,045          476               0        (29,389)
                                                     ---------     --------         ----        --------      ---------
Pretax income from continuing operations                16,936       41,130          476         (27,107)        31,435
Tax benefit/(provision)                                  1,924      (14,499)           0               0        (12,575)
                                                     ---------     --------         ----        --------      ---------
Income before discontinued operations                   18,860       26,631          476         (27,107)        18,860
Discontinued operations (net of a tax provision
   of $31)                                                  51            0            0               0             51
                                                     ---------     --------         ----        --------      ---------
Net income                                           $  18,911     $ 26,631         $476        $(27,107)     $  18,911
                                                     =========     ========         ====        ========      =========

                                                                                      Predecessor
                                                                               Statement of Operations
                                                                            June 30, 2002 - August 18, 2002
                                                         ---------------------------------------------------------------------
                                                          Birds Eye    Subsidiary   Non-Guarantor   Eliminating
(Dollars in Thousands)                                   Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                         -----------   ----------   -------------   -----------   ------------
Net sales                                                 $ 95,600      $ 2,476        $ 1,069        $(1,069)      $ 98,076
Cost of sales                                              (73,508)      (1,611)        (1,432)         1,110        (75,441)
                                                          --------      -------        -------        -------       --------
Gross profit/(loss)                                         22,092          865           (363)            41         22,635
Selling, administrative, and general expense               (14,596)        (488)             0              0        (15,084)
Other (expense)/income                                      (5,507)       5,507             41            (41)             0
Income from former joint venture and subsidiaries            4,543            0              0         (4,266)           277
                                                          --------      -------        -------        -------       --------
Operating income/(loss)                                      6,532        5,884           (322)        (4,266)         7,828
Interest (expense)/income                                   (8,738)       1,322              0              0         (7,416)
                                                          --------      -------        -------        -------       --------
Pretax (loss)/income from continuing operations             (2,206)       7,206           (322)        (4,266)           412
Tax benefit/(provision)                                      2,449       (2,572)           (46)             0           (169)
                                                          --------      -------        -------        -------       --------
Income/(loss) before discontinued operations                   243        4,634           (368)        (4,266)           243
Discontinued operations (net of a tax benefit of $110)        (158)           0              0              0           (158)
                                                          --------      -------        -------        -------       --------
Net income/(loss)                                         $     85      $ 4,634        $  (368)       $(4,266)      $     85
                                                          ========      =======        =======        =======       ========

                                                                                    Successor
                                                                                  Balance Sheet
                                                                                  June 28, 2003
                                                      ---------------------------------------------------------------------
                                                       Birds Eye    Subsidiary   Non-Guarantor   Eliminating
(Dollars in Thousands)                                Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
Assets
   Cash and cash equivalents                           $  153,619    $    137       $     0       $       0      $153,756
   Accounts receivable, net                                56,441       3,630             0               0        60,071
   Inventories -
      Finished goods                                      185,423         560             0               0       185,983
      Raw materials and supplies                           19,813         788             0               0        20,601
                                                       ----------    --------       -------       ---------      --------
         Total inventories                                205,236       1,348             0               0       206,584

   Other current assets                                    59,323      (3,151)            0               0        56,172
                                                       ----------    --------       -------       ---------      --------

         Total current assets                             474,619       1,964             0               0       476,583

   Property, plant, and equipment, net                    187,819       7,380             0               0       195,199
   Investment in subsidiaries                             298,030      11,939             0        (309,969)            0
   Goodwill and other intangible assets, net               44,088     161,283             0               0       205,371
   Other assets                                            31,919     102,545        26,889        (129,123)       32,230
                                                       ----------    --------       -------       ---------      --------

         Total assets                                  $1,036,475    $285,111       $26,889       $(439,092)     $909,383
                                                       ==========    ========       =======       =========      ========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                   $   19,611    $      0       $     0       $       0      $ 19,611
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                     9,403           0             0               0         9,403
   Accounts payable                                        65,826       1,324             0               0        67,150
   Accrued interest                                         4,106           0             0               0         4,106
   Intercompany loans                                       1,987      (1,987)            0               0             0
   Other current liabilities                               56,718       2,694             0               0        59,412
                                                       ----------    --------       -------       ---------      --------
         Total current liabilities                        157,651       2,031             0               0       159,682
   Long-term debt                                         486,859           0             0         (26,889)      459,970
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                       24,031           0             0               0        24,031
   Other non-current liabilities                          156,397           0             0        (102,234)       54,163
                                                       ----------    --------       -------       ---------      --------

         Total liabilities                                824,938       2,031             0        (129,123)      697,846

   Shareholder's equity                                   211,537     283,080        26,889        (309,969)      211,537
                                                       ----------    --------       -------       ---------      --------

         Total liabilities and shareholder's equity    $1,036,475    $285,111       $26,889       $(439,092)     $909,383
                                                       ==========    ========       =======       =========      ========

                                                                                       Successor
                                                                                Statement of Cash Flows
                                                                           August 19, 2002 - March 29, 2003
                                                        ---------------------------------------------------------------------
                                                         Birds Eye    Subsidiary   Non-Guarantor   Eliminating
(Dollars in Thousands)                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                        -----------   ----------   -------------   -----------   ------------
Cash Flows From Operating Activities:
   Net income                                            $  18,911     $ 26,631        $ 476        $(27,107)     $  18,911
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Depreciation                                       14,777          439            0               0         15,216
         Amortization of certain intangible assets             249          469            0               0            718
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                 7,897            0         (476)              0          7,421
         Equity in undistributed earnings of former
            joint venture and subsidiaries                  (7,725)        (211)           0           6,827         (1,109)
         Transitional Services Agreement with Pro-Fac
            Cooperative, Inc.                                 (323)           0            0               0           (323)
         Change in working capital                          67,270       (7,145)           0               0         60,125
                                                         ---------     --------        -----        --------      ---------
Net cash provided by operating activities                  101,056       20,183            0         (20,280)       100,959
                                                         ---------     --------        -----        --------      ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment               (9,104)        (226)           0               0         (9,330)
   Proceeds from disposals                                     402            5            0               0            407
   Repayments from former joint venture                      6,169            0            0               0          6,169
   Proceeds from investment in CoBank                        2,203            0            0               0          2,203
   Proceeds from GLK Transaction                            13,900            0            0               0         13,900
   Investment in GLK, LLC                                        0      (11,100)           0          11,100              0
                                                         ---------     --------        -----        --------      ---------
Net cash provided by/(used in) investing activities         13,570      (11,321)           0          11,100         13,349
                                                         ---------     --------        -----        --------      ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                270,000            0            0               0        270,000
   Adjustment of Subordinated Promissory Note              (25,000)           0            0               0        (25,000)
   Net payments on prior revolving credit facility         (22,000)           0            0               0        (22,000)
   Payments on long-term debt                             (401,799)           0            0               0       (401,799)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                            (10,120)           0            0               0        (10,120)
   Payments on capital lease                                  (316)           0            0               0           (316)
   Cash paid for debt issuance costs                       (24,202)           0            0               0        (24,202)
   Cash paid for transaction fees                           (6,000)           0            0               0         (6,000)
   Birds Eye Holdings, Inc. contribution, net              175,597            0            0               0        175,597
   Dividends paid                                                0      (20,280)           0          20,280              0
   Birds Eye Foods, Inc. investment                              0       11,100            0         (11,100)             0
                                                         ---------     --------        -----        --------      ---------

Net cash used in financing activities                      (43,840)      (9,180)           0           9,180        (43,840)
                                                         ---------     --------        -----        --------      ---------

Net change in cash and cash equivalents                     70,786         (318)           0               0         70,468

Cash and cash equivalents at beginning of period             4,636        1,281            0               0          5,917
                                                         ---------     --------        -----        --------      ---------
Cash and cash equivalents at end of period               $  75,422     $    963        $   0        $      0      $  76,385
                                                         =========     ========        =====        ========      =========

                                                                                       Predecessor
                                                                                 Statement of Cash Flows
                                                                             June 30, 2002 - August 18, 2002
                                                          ---------------------------------------------------------------------
                                                           Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                          Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                          -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income/(loss)                                        $     85      $ 4,634       $  (368)       $(4,266)      $     85
   Adjustments to reconcile net income/(loss) to net
      cash (used in)/provided by operating activities -
      Depreciation                                             3,741           69            23              0          3,833
      Amortization of certain intangible assets                   50           94             0              0            144
      Amortization of debt issue costs, amendment
         costs, debt discounts and premiums, and
         interest in-kind                                      1,201            0             0              0          1,201
      Equity in undistributed earnings of former
         joint venture and subsidiaries                        4,207            0             0         (4,484)          (277)
      Change in working capital                              (37,983)       3,890         1,252              0        (32,841)
                                                            --------      -------       -------        -------       --------
Net cash (used in)/provided by operating activities          (28,699)       8,687           907         (8,750)       (27,855)
                                                            --------      -------       -------        -------       --------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (2,181)           0            (6)             0         (2,187)
   Advances to Great Lakes Kraut Company, LLC                 (1,512)           0             0              0         (1,512)
   Proceeds from investment in CoBank                          1,115            0             0              0          1,115
                                                            --------      -------       -------        -------       --------
Net cash used in investing activities                         (2,578)           0            (6)             0         (2,584)
                                                            --------      -------       -------        -------       --------
Cash Flows From Financing Activities:
   Net proceeds from prior revolving credit facility          22,000            0             0              0         22,000
   Payments on long-term debt                                   (292)           0             0              0           (292)
   Payments on capital leases                                    (38)           0             0              0            (38)
   Dividends paid                                                  0       (8,750)            0          8,750              0
                                                            --------      -------       -------        -------       --------
Net cash provided by/(used in) financing activities           21,670       (8,750)            0          8,750         21,670
                                                            --------      -------       -------        -------       --------
Net change in cash and cash equivalents                       (9,607)         (63)          901              0         (8,769)

Cash and cash equivalents at beginning of period              14,243          121           322              0         14,686
                                                            --------      -------       -------        -------       --------
Cash and cash equivalents at end of period                  $  4,636      $    58       $ 1,223        $     0       $  5,917
                                                            ========      =======       =======        =======       ========

NOTE 11. OTHER MATTERS

Holdings LLC Unit Issuance: Subsequent to June 28, 2003, Holdings LLC issued additional preferred units and Class E units to certain directors of Birds Eye Foods. Pursuant to the limited liability company agreement of Holdings LLC, additional classes of units may be issued from time to time, provided consent is obtained from a majority of the unit holders. In addition, Class C and D units have been issued subsequent to June 28, 2003. As a result of the issuance of Preferred Class E, Class C and Class D units, approximately $0.9 million in proceeds has been received by the Company as of March 27, 2004, net of redemptions and costs of issuance. See NOTE 2 to the "Notes to Consolidated Financial Statements."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the third quarter and first nine months of fiscal 2004 as compared to the third quarter and first nine months of fiscal 2003. This section should be read in conjunction with Part I, Item 1., "Financial Statements" section of this report.

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

In order to provide a meaningful basis of comparing the Company's results of operations for the nine months ended March 27, 2004, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to March 29, 2003).

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), snacks (Tim's, Snyder of Berlin and Husman) and canned vegetables (Brooks). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial businesses. The Company's store brand products include frozen vegetables, canned soups, salad dressings, salsa, chili products, fruit fillings and toppings, southern frozen vegetable specialty products, frozen breaded and battered products. The Company's food service/industrial products include frozen vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and frozen and canned fruit.

Reclassifications have been made to the segment presentation below to reflect the reallocation of certain fixed costs which will not be eliminated in conjunction with the sale of the Company's Freshlike canned vegetable business. The Freshlike canned vegetable business has been reclassified to discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 (see NOTE 3 to the "Notes to Consolidated Financial Statements"). The sale of the Freshlike canned vegetable business will not impact any frozen products carrying the Freshlike brand name.

The following tables illustrate the results of operations by segment for the three and nine months ended March 27, 2004 and March 29, 2003:

Net Sales
(Dollars in Millions)

                         Three Months Ended              Nine Months Ended
                   -----------------------------   -----------------------------
                     March 27,       March 29,       March 27,       March 29,
                       2004            2003            2004            2003
                   -------------   -------------   -------------   -------------
                            % of            % of            % of            % of
                     $     Total     $     Total     $     Total     $     Total
                   -----   -----   -----   -----   -----   -----   -----   -----
Branded frozen      84.1    40.8    84.5    40.0   250.4    38.9   265.1    39.7
Branded dry         45.2    21.9    47.4    22.5   157.6    24.4   157.7    23.6
Non-branded         77.0    37.3    79.0    37.5   236.5    36.7   245.1    36.7
                   -----   -----   -----   -----   -----   -----   -----   -----
     Total         206.3   100.0   210.9   100.0   644.5   100.0   667.9   100.0
                   =====   =====   =====   =====   =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                            Three Months Ended             Nine Months Ended
                       ---------------------------   ----------------------------
                         March 27,      March 29,      March 27,       March 29,
                           2004           2003           2004            2003
                       ------------   ------------   -------------   ------------
                               % of           % of            % of           % of
                         $    Total     $    Total     $     Total     $    Total
                       ----   -----   ----   -----   -----   -----   ----   -----
Branded frozen         16.8    84.4   15.0    81.5    48.5    72.5   40.9    59.6
Branded dry             6.6    33.2    7.3    39.7    28.5    42.6   34.9    50.9
Non-branded            (3.5)  (17.6)  (3.9)  (21.2)  (10.1)  (15.1)  (7.2)  (10.5)
                       ----   -----   ----   -----   -----   -----   ----   -----
    Operating income   19.9   100.0   18.4   100.0    66.9   100.0   68.6   100.0
                       ====   =====   ====   =====   =====   =====   ====   =====

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, and depreciation and amortization) for the three and nine months ended March 27, 2004 and March 29, 2003, respectively. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of $150.0 million of Senior Subordinated Notes that occurred in November 2003 and the elimination of the Subordinated Promissory Note as part of the GLK Transaction in March 2003, interest expense is not comparable for the quarter and nine months ended March 27, 2004. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                               Three Months Ended              Nine Months Ended
                                          ----------------------------   -----------------------------
                                            March 27,       March 29,      March 27,        March 29,
                                              2004            2003           2004             2003
                                          ------------   -------------   -------------   -------------
                                                  % of            % of            % of            % of
                                            $    Total     $     Total     $     Total     $     Total
                                          ----   -----   -----   -----   -----   -----   -----   -----
Branded frozen                            18.7    73.3    16.3    72.1    54.8    67.5    46.9    53.8
Branded dry                                7.4    29.0     8.0    35.4    31.2    38.4    37.6    43.2
Non-branded                               (0.6)   (2.3)   (1.7)   (7.5)   (0.8)   (1.0)    2.6     3.0
Loss on early extinguishment of debt(2)    0.0     0.0     0.0     0.0    (4.0)   (4.9)    0.0     0.0
                                          ----   -----    ----   -----   -----   -----    ----   -----
    Continuing segment EBITDA             25.5   100.0    22.6   100.0    81.2   100.0    87.1   100.0
                                                 =====           =====           =====           =====
Reconciliation of EBITDA to
    net income:
Depreciation and amortization             (5.5)           (4.2)          (18.3)          (18.5)
Interest expense                          (6.5)          (12.0)          (25.2)          (36.8)
Tax provision                             (5.4)           (2.6)          (15.1)          (12.7)
Discontinued operations, net of tax       (0.1)            0.0             0.5            (0.1)
                                          ----           -----           -----           -----
Net income                                 8.0             3.8            23.1            19.0
                                          ====           =====           =====           =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus interest, taxes, and depreciation and amortization.

(2) The loss on early extinguishment of debt of $4.0 million is not allocated to segments. See NOTE 7, "Debt" to the "Notes to Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2003 TO THIRD QUARTER FISCAL 2004

Net Sales: Net sales for the fiscal 2004 period were $206.3 million, a decrease of $4.6 million, or 2.2 percent, as compared to net sales of $210.9 million for the fiscal 2003 period. This decrease primarily results from a $2.0 million decline in non-branded net sales resulting from the Company's continuing effort to rationalize certain product offerings. The Company also experienced a $2.2 million decline in branded dry sales largely within the chili and chili ingredients categories. Significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit for the fiscal 2004 period was $47.6 million, an increase of $1.1 million, or 2.4 percent, as compared to $46.5 million for the fiscal 2003 period. The increase in gross profit is primarily the result of changes in both promotional spending and various marketing initiatives. These increases were partially offset by volume levels and product mix as discussed above. The Company's gross profit margin increased to 23.1 percent from 22.0 percent in the prior year period.

Selling, Administrative and General Expenses: Selling, administrative and general expenses for the fiscal 2004 period were $27.8 million, a decrease of $0.7 million, or 2.5 percent, as compared to $28.5 million for the fiscal 2003 period. This decrease is primarily attributable to a decline in marketing expenses primarily associated with the timing of product introductions as compared to the prior year period.

Operating Income: Operating income for the fiscal 2004 period was $19.9 million, an increase of $1.5 million, or 8.2 percent, as compared to $18.4 million for the fiscal 2003 period. This increase is attributable to the factors discussed above. Operating income for the branded frozen and non-branded businesses increased $1.8 million and $0.4 million, respectively, while operating income for the branded dry business decreased $0.7 million. Significant causes for such variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $0.4 million for the fiscal 2003 period. On March 2, 2003 Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. (the "GLK Transaction"). The decrease in income is a result of the GLK Transaction.

Interest Expense: Interest expense for the fiscal 2004 period was $6.5 million, a decrease of $5.5 million, or 45.8 percent, as compared to $12.0 million for the fiscal 2003 period. The decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 percent Senior Subordinated Notes (the "Notes") and the elimination of the Subordinated Promissory Note as part of the GLK Transaction in March 2003.

Tax Provision: The provision for income taxes for the fiscal 2004 period was $5.4 million, an increase of $2.8 million, or 107.7 percent, as compared to $2.6 million for the fiscal 2003 period. The variance in the amounts recorded is attributable to the increase in earnings before tax.

Net Income: Net income for the fiscal 2004 period was $8.0 million, an increase of $4.2 million, or 110.5 percent, as compared to net income of $3.8 million for the fiscal 2003 period due to the factors noted above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and EBITDA by segment is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and analysts to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of $150.0 million of Senior Subordinated Notes that occurred in November 2003 and the elimination of the Subordinated Promissory Note as part of the GLK Transaction in March 2003, interest expense is not comparable for the quarter and nine months ended March 27, 2004. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. EBITDA should, however, be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Branded Frozen: Branded frozen net sales were $84.1 million for the fiscal 2004 period, a decline of $0.4 million, or 0.5 percent, as compared to net sales of $84.5 million for the fiscal 2003 period. Net sales of the Company's Birds Eye branded frozen vegetable products increased $3.7 million or 6.5 percent during the period benefiting from volume improvements and effectiveness of promotional activities. The increase was offset by a decline in net sales of the Company's Birds Eye Voila! product line. This product category continues to face challenges from competitive actions and spending. To enhance performance, the Company launched in April, 2004, an innovative Birds Eye Voila! reduced carb alternative that includes several flavor offerings. In addition, the Company has reformulated its existing Birds Eye Voila! product line to improve the taste profile and introduce several new varieties.

The Company tracks retail sales in many of its product categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.1 percent for the 12-week period ending March 28, 2004. The Company's branded market share, however, on a unit basis at March 28, 2004 was consistent with the prior year and remained at 19.0 percent. The bagged meal category for the 12-week period ending March 28, 2004 declined 13.3 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending March 28, 2004 was 19.9 percent compared to 20.1 percent for the 12-week period ending March 30, 2003.

Branded frozen EBITDA showed significant improvement over the prior year, achieving $18.7 million for the fiscal 2004 period, an increase of $2.4 million, or 14.7 percent, as compared to $16.3 million for the fiscal 2003 period. EBITDA of the Company's nationally branded frozen vegetable products increased
$1.3 million due to increased volume and improvements in the effectiveness of promotional spending. This increase was also attributable to lower new product introductory costs in the fiscal 2004 period.

Branded Dry: Branded dry net sales were $45.2 million in the fiscal 2004 period, a decline of $2.2 million, or 4.6 percent, as compared to $47.4 million for the fiscal 2003 period. Net sales of the Company's Nalley products, primarily driven by its chili category, declined $2.0 million. To offset recent significant increases in beef pricing, the Company has modified its promotional programs which have negatively impacted volume. EBITDA for the branded dry segment was $7.4 million for the fiscal 2004 period, a decline of $0.6 million as compared to $8.0 million for the fiscal 2003 period. Along with the increase in ingredients costs impacting its chili product line, the Company has also experienced increased costs in its branded fillings and toppings business due to changes in commodity pricing. In addition, approximately $0.4 million of this decline is attributable to the GLK Transaction, which occurred in March of 2003. The Company expects to focus on purchasing opportunities, changes in promotional programs and innovative merchandising to maintain and enhance profitability of the various brands in this segment.

Non-branded: Non-branded net sales were $77.0 million for the fiscal 2004 period, a decline of $2.0 million, or 2.5 percent, as compared to $79.0 million for the fiscal 2003 period. The decline is primarily the result of management's continuing efforts to rationalize certain product offerings and improve profitability. The EBITDA improvement in this segment was approximately $1.1 million, increasing from $(1.7) million in fiscal 2003 to $(0.6) million in fiscal 2004.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 12-week period ending March 28, 2004 was 30.8 percent which is consistent with the 12-week period ending March 30, 2003.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2003 TO FIRST NINE MONTHS FISCAL 2004

Net Sales: Net sales for the fiscal 2004 period were $644.5 million, a decrease of $23.4 million, or 3.5 percent, as compared to net sales of $667.9 million for the fiscal 2003 period. Branded frozen net sales decreased $14.7 million resulting primarily from challenges experienced in the Birds Eye Voila! product line. As outlined above, the Company has initiated actions to enhance performance of its Birds Eye Voila! product line beginning in the fourth quarter of fiscal 2004. For the nine months ended March 27, 2004, non-branded net sales declined $8.6 million due to the Company's continuing efforts to rationalize certain product offerings. Significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit for the fiscal 2004 period was $150.9 million, a decrease of $9.4 million, or 5.9 percent, as compared to $160.3 million for the fiscal 2003 period. The Company's gross profit margin decreased to 23.4 percent from 24.0 percent in the prior year period. The decrease in gross profit is impacted by the decline in net sales highlighted above. In addition, the fiscal 2004 period was impacted by unfavorable production costs incurred during the 2002 growing season due to lower crop intake as a result of adverse weather conditions as well as management's efforts to reduce inventory levels. Changes in production costs are recognized as the related inventory is sold and, as a result, the first six months of the fiscal 2004 period were negatively impacted by these conditions. The Company has also experienced increases in ingredient and commodity costs during fiscal 2004 which have negatively impacted gross profit margin. The increases in production costs were partially offset by a decrease in warehousing expense as a result of lower inventory levels. Management is continuing its efforts to realign its production facilities to maximize utilization and reduce costs.

Selling, Administrative and General Expenses: Selling, administrative and general expenses for the fiscal 2004 period were $83.9 million, a decrease of $9.8 million, or 10.5 percent, as compared to $93.7 million for the fiscal 2003 period. This decrease is primarily attributed to a

$12.0 million decline in introductory costs associated with new product launches in the fiscal 2003 period.

Operating Income: Operating income for the fiscal 2004 period was $66.9 million, a decrease of $1.7 million, or 2.5 percent, as compared to $68.6 million for the fiscal 2003 period. This decrease is attributable to the factors discussed above. While operating income for the branded frozen business increased $7.6 million, decreases were experienced within the branded dry and the non-branded businesses of $6.4 million and $2.9 million, respectively. Significant variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC, a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $2.0 million for the fiscal 2003 period.
On March 2, 2003 Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. The decrease in income is a result of the GLK Transaction.

Interest Expense: Interest expense for the fiscal 2004 period was $25.2 million, a decline of $11.6 million, or 31.5 percent, as compared to $36.8 million for the fiscal 2003 period. This decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 Senior Subordinated Notes and the elimination of the Subordinated Promissory Note as part of the GLK Transaction. Other savings resulted from decreases in the Company's outstanding borrowings as well as interest rate reductions under the Company's credit facility.

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

Tax Provision: The provision for income taxes for the fiscal 2004 period was $15.1 million, an increase of $2.4 million, or 18.9 percent, as compared to $12.7 million for the fiscal 2003 period. The variance in the amounts recorded is attributable to the change in earnings before tax.

Net Income: Net income for the fiscal 2004 period was $23.1 million, an increase of $4.1 million, or 21.6 percent, as compared to net income of $19.0 million for the fiscal 2003 period due to the factors noted above.

                                 Segment Review

Branded Frozen: Branded frozen net sales were $250.4 million for the fiscal 2004 period, a decline of $14.7 million, or 5.5 percent, as compared to net sales of $265.1 million for the fiscal 2003 period. This decrease was primarily the result of a decline in net sales of the Company's Birds Eye Voila! product line of $10.0 million as well as a decline of $3.0 million within the Company's regionally branded frozen vegetable product lines. These product categories continue to face challenges from competitive actions and spending. Management is currently evaluating various alternatives to enhance performance of these product lines, including the recent introduction of both a reduced carb alternative and several new flavor offerings within its Birds Eye Voila! product line.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 1.6 percent for the 39-week period ending March 28, 2004. The Company's branded market share on a unit basis at March 28, 2004 was 18.6 percent compared to 19.4 percent at March 30, 2003. The bagged meal category for the 39-week period ending March 28, 2004 declined 9.9 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 39-week period ending March 28, 2004 was 19.5 percent compared to 22.3 percent for the 39-week period ending March 30, 2003.

Branded frozen EBITDA showed significant improvement over the prior year, achieving $54.8 million for the fiscal 2004 period, an increase of $7.9 million, or 16.8 percent, as compared to $46.9 million for the fiscal 2003 period. The increase is primarily the result of the elimination of introductory costs associated with product introductions incurred in the fiscal 2003 period, partially offset by both volume declines in the current period and unfavorable production costs resulting from the fiscal 2002 growing season.

Branded Dry: Branded dry net sales of $157.6 million for the fiscal 2004 period, were consistent with the fiscal 2003 period. EBITDA, however, for the branded dry segment experienced a decline of $6.4 million to $31.2 million for the fiscal 2004 period, as compared to $37.6 million for the fiscal 2003 period. Approximately $2.0 million of this decline is attributable to the GLK Transaction which occurred in March of 2003. In addition, several of the Company's product lines within this category experienced increased production costs during the fiscal 2004 period, including the Company's fillings and toppings business as a result of an increase in the cost of cherries, the branded chili business as a result of an increase in beef prices and the snacks business as a result of an increase in oil costs. The Company expects to focus on purchasing opportunities, changes in promotional programs and innovative merchandising to maintain and enhance profitability of the various brands in this segment.

Non-branded: Non-branded net sales were $236.5 million for the fiscal 2004 period, a decline of $8.6 million, or 3.5 percent, as compared to $245.1 million for the fiscal 2003 period. This decline is primarily attributable to the continued rationalization of certain product offerings. Non-branded EBITDA was $(0.8) million for the fiscal 2004 period, a $3.4 million decline as compared to EBITDA of $2.6 million for fiscal 2003. These declines are primarily attributable to unfavorable production costs incurred during the 2002 growing season which negatively impacted the first six months of fiscal 2004, and certain short-term cost increases associated with the Company's recent efforts to realign its manufacturing facilities.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 39-week period ending March 28, 2004 was 30.3 percent compared to 30.9 percent for the 39-week period ending March 30, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the nine months ended March 27, 2004 compared to the nine months ended March 29, 2003.

Net cash provided by operating activities for the fiscal 2004 period was $46.3 million as compared to net cash provided by operating activities of $73.1 million for the fiscal 2003 period, representing a decline of $26.8 million. Net inventories (including prepaid manufacturing expense) decreased $2.8 million in the current period as compared with a decrease of $39.1 million during the prior year period. The decrease in the current year is a result of an increase in crop intake during the first nine months of fiscal 2004 as compared to the fiscal 2003 period. Crop intake during the 2002 growing season (fiscal 2003 period) was significantly reduced by adverse weather conditions as well as management's efforts to reduce inventory levels. In addition, cash paid to Pro-Fac Cooperative, Inc. for crop related payments decreased by $2.6 million during the first nine months of fiscal 2004 versus the prior year. This decrease primarily results from a reduction in the final payment made for crops harvested in the 2002 growing season again caused by reduced crop intake in the prior year. Accounts receivable collected in the current year also decreased $9.2 million as compared to the prior year. This change is largely the result of the expiration of two co-pack agreements that had outstanding balances which were collected in the first nine months of fiscal 2003.

Net cash used in investing activities for the fiscal 2004 period was $6.6 million, as compared to net cash provided by investing activities of $10.8 million for the fiscal 2003 period. Capital expenditures were $17.6 million for the fiscal 2004 period compared to $11.5 million in the prior year period.
The increase in capital expenditures is the result of the Company's decision to consolidate production in an effort to improve efficiencies. See NOTE 2, "The Transaction," to the "Notes to Consolidated Financial Statements." The increase in capital expenditures was partially offset by the receipt in fiscal 2004 of $8.8 million in proceeds from the sale of certain facilities which were closed as a result of the Company's realignment efforts. The remaining decrease is the result of the receipt of $13.9 million in fiscal 2003 in conjunction with the transfer of the operating business of GLK, the Company's former joint venture, and the resulting elimination of working capital advances to GLK.

Net cash used in financing activities for the fiscal 2004 period was $185.3 million, as compared to $22.2 million for the fiscal 2003 period. The Company completed the Transaction with Pro-Fac Cooperative, Inc. and Vestar/Agrilink Holdings LLC on August 19, 2002, resulting in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements." In addition, the Company repaid $150.0 million of its outstanding 11 7/8 percent Senior Subordinated Notes in November 2003, paying a call premium of $8.9 million. See further discussion below and at NOTE 7, "Debt" to the "Notes to Consolidated Financial Statements."

Senior Credit Facility: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007, and allows up to $40.0 million to be available in the form of letters of credit.

As of March 27, 2004, (i) there were no borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.5 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $176.5 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of March 27, 2004, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of March 27, 2004, the interest rate under the Term Loan Facility was approximately 3.9 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

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

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of March 27, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

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

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Notes are guaranteed by Pro-Fac Cooperative, Inc. and certain of the Company's subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. As of March 27, 2004 the Company was in compliance with all covenants, restrictions, and requirements under the Notes.

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

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of March 27, 2004.

(Dollars in Millions)

                                                                    Payments Due Within
                                             ----------------------------------------------------------------
                                                                                              Over 5
Contractual Obligations                      1 Year   2 Years   3 Years   4 Years   5 Years    Years    Total
-----------------------                      ------   -------   -------   -------   -------   ------   ------
Term Loan Facility                            $ 2.7    $ 2.7     $ 2.7     $66.1     $179.3    $0.0    $253.5
Senior Subordinated Notes - 11 7/8 Percent      0.0      0.0       0.0       0.0       50.0     0.0      50.0
Obligations under capital leases                1.0      0.9       0.8       0.7        0.7     0.2       4.3
Operating leases                                5.9      4.3       3.1       2.4        2.0     5.4      23.1
Termination Agreement                          10.0     10.0      10.0       2.0        0.0     0.0      32.0
                                              -----    -----     -----     -----     ------    ----    ------
                                              $19.6    $17.9     $16.6     $71.2     $232.0    $5.6    $362.9
                                              =====    =====     =====     =====     ======    ====    ======

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, self-insurance programs, promotional activities, and identifiable intangible assets, long-lived assets, and goodwill.

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

Self-insurance Programs: The Company records estimates for certain health and welfare and workers' compensation costs that are provided for under self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

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

On April 30, 2004, the Company announced its intent to implement price increases on all product categories. The price increases are anticipated to be in the range of 5 to 7 percent. The company expects to finalize its actions during its fourth quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of March 27, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of the Company's legal proceedings are reported in its Annual Report on Form 10-K Equivalent for the year ended June 28, 2003. Information about any material developments that may have occurred since June 28, 2003 is described in
NOTE 11, "Other Matters - Legal Matters," under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number                             Description
--------------   ---------------------------------------------------------------
      3.1        Bylaws of Birds Eye Foods, Inc., as amended (filed herewith).

     10.1        Amendment No. 2 to the Amended and Restated Limited Liability
                 Company Agreement (filed herewith).

     10.2 Third Amendment to the Birds Eye Foods 401(k) Plan (filed herewith).

     10.3        Fourth Amendment to the Birds Eye Foods Master Salaried
                 Retirement Plan (filed herewith).

     10.4        Ninth Amendment to the Birds Eye Foods Master Hourly Pension
                 Plan (filed herewith).

     31.1        Certification required by Rule 15d - 14(a) of the Securities
                 Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

     31.2        Certification required by Rule 15d - 14(a) of the Securities
                 Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

     (b)  Reports on Form 8-K:

               On February 6, 2004, the Company furnished a report on Form 8-K Equivalent. Pursuant to Item 12, Birds Eye Foods furnished its press release dated February 6, 2004, which reported its financial results for its fiscal quarter ended December 27, 2003 and announced its conference call held on February 13, 2004 to discuss Birds Eye Foods fiscal 2004 second quarter results.

               On March 22, 2004, the Company filed a report on Form 8-K Equivalent. Pursuant to Item 9, Birds Eye Foods filed its press release dated March 22, 2004 announcing the sale of its facility in Bridgeville, Delaware to The Pictsweet Company.

                                   SIGNATURES

The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BIRDS EYE FOODS, INC.


Date: May 7, 2004                       By: /s/ Earl L. Powers
     -------------------                   -------------------------------------
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