Form 10-K
period 2004-06-26
BIRDS EYE FOODS INC
filed 2004-09-21
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                              Form 10-K Equivalent
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

(Mark One)

            [_] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 26, 2004

                                       or

          [_] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the Transition Period from ___________ to ___________

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

                                 YES [_] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 YES [_] NO [X]

The registrant's common stock is not publicly traded.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant:

                                      NONE

           Number of common shares outstanding at September 20, 2004:

                              Common Stock: 11,000

* This Form 10-K Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

              FORM 10-K EQUIVALENT ANNUAL REPORT - FISCAL YEAR 2004
                              BIRDS EYE FOODS, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                              PAGE
                                                                              ----
            Cautionary Statement on Forward-Looking Statements.............     3
ITEM 1.  Description of Business
            General Development of Business................................     3
            Narrative Description of Business .............................     4
            Financial Information About Industry Segments..................     5
            Packaging and Distribution.....................................     5
            Trademarks.....................................................     6
            Raw Material Sources...........................................     6
            Environmental Matters..........................................     7
            Seasonality of Business........................................     7
            Practices Concerning Working Capital...........................     7
            Significant Customers..........................................     8
            Backlog of Orders..............................................     8
            Business Subject to Governmental Contracts.....................     8
            Competitive Conditions.........................................     8
            Market and Industry Data.......................................     8
            New Products and Research and Development......................     8
            Employees......................................................     9
ITEM 2.  Description of Properties.........................................     9
ITEM 3.  Legal Proceedings.................................................    10
ITEM 4.  Submission of Matters to a Vote of Security Holders...............    10

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters, and Issuer Purchases of Equity Securities.............    11
ITEM 6.  Selected Financial Data...........................................    11
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................    12
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........    23
ITEM 8.  Financial Statements and Supplementary Data.......................    25
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................    65
ITEM 9A. Controls and Procedures...........................................    65
ITEM 9B. Other Information.................................................    65

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................    66
ITEM 11. Executive Compensation............................................    69
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................    72
ITEM 13. Certain Relationships and Related Transactions....................    74
ITEM 14. Principal Accountant Fees and Services............................    76

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...    77
         Signatures........................................................    79
         Exhibit Index.....................................................    81

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

o    the Company's ability to service debt; and

o    interest rate fluctuations.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Birds Eye Foods, Inc., incorporated in 1961 and based in Rochester, New York, is a producer and marketer of processed food products. The terms "Company" and "Birds Eye Foods" mean "Birds Eye Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has three primary segments in which it operates, including: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

Birds Eye Foods is the nation's leader in manufacturing and marketing of frozen vegetables. The Company markets its branded frozen vegetable products under the Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike and McKenzie's names. In addition, Birds Eye Foods produces branded dry products, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). The Company's branded products are sold to customers such as C&S Wholesale Grocers, Inc., DiGiorgio White Rose, Food Lion, Kroger, Publix Super Markets, Inc., Roundy's, SuperValu, Wal-Mart/Sam's, and Winn-Dixie. All of the major brands under which the Company markets its products are listed below under "Trademarks."

Birds Eye Foods also produces many products for non-branded markets which include the store brand, food service and industrial product lines. The Company's store brand products include frozen vegetables, canned soups, salad dressings, chili products, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products, which are sold to customers such as Albertson's, Aldi, Inc., Associated Wholesale Grocers, BJ's, Safeway, SuperValu, Wal-Mart/Sam's, Wegmans, Western Family, and Winn-Dixie.

The Company's food service and industrial products include frozen vegetables, salad dressings, fruit fillings and toppings, southern frozen vegetable specialty products, canned specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as ConAgra, Food Service of America, Gordon Food Service, Kraft Foods, SYSCO, and US Food Service.

The percentage of net sales from products under brand names owned and promoted by the Company amounted to approximately 64 percent in fiscal 2004, comprised of 40 percent of branded frozen net sales and 24 percent of branded dry net sales. Non-branded items contributed 36 percent of net sales in fiscal 2004.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated June 20, 2002 (the "Unit Purchase Agreement") by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its affiliates indirectly acquired control of the Company. As part of the Transaction, Pro-Fac contributed all of its shares of Birds Eye Foods, constituting 100 percent of the capital stock of Birds Eye Foods, to Birds Eye Holdings LLC ("Holdings LLC") in consideration for Class B common units of Holdings LLC and Vestar/Agrilink Holdings, together with certain co-investors (collectively, "Vestar") contributed $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants to purchase additional Class A common units. The warrants were immediately exercised. As a result of the Transaction, Birds Eye Foods is no longer a wholly-owned subsidiary of Pro-Fac. The transactions consummated pursuant to the Unit Purchase Agreement are referred to herein collectively as the "Transaction" and "predecessor" refers to Birds Eye Foods prior to the Transaction. Prior to the Transaction, Birds Eye Foods was a wholly-owned subsidiary of Pro-Fac. Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. See NOTE 2 to the "Notes to Consolidated Financial Statements" for further discussion.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company has three primary segments in which it operates: branded frozen, branded dry, and non-branded. A description of the Company's three primary segments follows:

Branded Frozen: The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable consumer brands. The Birds Eye branded product lines include an array of traditional frozen vegetables from peas, beans, and corn to roasted potatoes and several varieties of vegetable blends. Baby vegetables and vegetables with sauce provide yet another alternative in the portfolio of Birds Eye frozen offerings. These products come in an array of sizes tailored to meet the needs of consumers of small households and large families. In addition, value added products under the Birds Eye umbrella include Birds Eye Voila! and Birds Eye Simply Grillin'. Birds Eye Voila! is a frozen all-in-one meal replacement product. In the fourth quarter of fiscal 2004, the Company launched an innovative Birds Eye Voila! reduced carbohydrate alternative that includes several flavor offerings. In addition, the Company has reformulated its existing Birds Eye Voila! product line to improve the taste profile and introduce several new varieties. Birds Eye Simply Grillin' is a pre-seasoned frozen vegetable, ready-to-grill or oven-ready product. The Company also markets frozen fruit products under the Birds Eye brand.

The Company's portfolio of other branded frozen products includes several regional brands which command a strong market share in the geographies in which they compete. Freshlike is a leading consumer brand of frozen vegetables in the Midwest, and McKenzie's markets Southern-style vegetable products distributed primarily in the Southern United States.

Net sales within the branded frozen segment represented approximately 40, 40, and 39 percent of the Company's total net sales in fiscal 2004, 2003, and 2002, respectively.

Branded Dry: The Company's branded dry family of products includes a wide variety of product offerings. The Company markets products under brands including Comstock and Wilderness, well-known fruit fillings and toppings consumer brands. The Company also markets snack items through regional brands including Snyder of Berlin, Husman, and Tim's. Snyder of Berlin competes in the Mid-Atlantic states. Husman products are marketed in the Midwest, and Tim's competes in the Pacific Northwest. In addition, the

Company competes in the salad dressing category with the Bernstein's and Nalley brands marketed in the Pacific Northwest. Adding to the variety of items are chili and chili ingredients marketed regionally under the Nalley and Brooks brands in the Pacific Northwest and the Midwest, respectively. The Company commands a strong market share for its branded dry products in the geographies in which they compete. Branded dry products represented approximately 24, 24, and 21 percent of the Company's net sales in fiscal 2004, 2003, and 2002, respectively.

The Company also licenses the Birds Eye Fresh trademark to several fresh vegetable partners.

Prior to March 2, 2003, the Company was a 50 percent partner with Flanagan Brothers, Inc. ("Flanagan Brothers") in Great Lakes Kraut Company, LLC ("GLK"), a producer and marketer of sauerkraut. This joint venture included the Silver Floss and Krrrrisp Kraut brands. On March 2, 2003, the Company closed a transaction pursuant to which the operating assets and liabilities of GLK were transferred to a wholly owned subsidiary of Flanagan Brothers. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Non-Branded: The Company's non-branded markets include its store brand, food service and industrial product lines.

Birds Eye Foods is the largest producer of store brand frozen vegetables in the United States. Other store brand product categories include fruit fillings and toppings, salad dressings, and chili. The Company supplies this variety of products to large grocery store chains. Birds Eye Foods is the only national manufacturer of both branded and store brand frozen vegetable products. Management believes that the Company's scale and depth of offerings provide a significant competitive advantage.

Also included in the non-branded segment are the food service, industrial and export product offerings. Food service products include both frozen and canned vegetables, salad dressings, fruit fillings and toppings and canned and frozen fruit. These food service products are marketed and sold to restaurant chains and food service distributors. Industrial and export products primarily include frozen vegetables and fruit which are sold to other food manufacturers for use as ingredients in their products. Non-branded products represented approximately 36, 37, and 40 percent of the Company's net sales in fiscal 2004, 2003 and 2002, respectively.

Discontinued Operations: On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant continues to operate as a production facility for fillings and toppings.

On March 14, 2003, the Company sold its popcorn business and production facility in Ridgway, Illinois to Gilster-Mary Lee Corporation.

On June 27, 2003, the Company sold its Veg-All business to Allen Canning Company. This sale resulted in the closure of the Company's Green Bay, Wisconsin production facility.

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name.

The net sales of the applesauce, popcorn, Veg-All, and Freshlike canned vegetable businesses are included in discontinued operations in the Company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in three primary segments including: branded frozen, branded dry, and non-branded. The financial statements for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, which are included in this report, reflect information relating to those segments for each of the Company's last three fiscal years, including revenues, income/(loss) and total assets. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding segments.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Company's activities. The Company's products are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products within the branded dry segment are primarily marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic, and Pacific Northwest. Customer brand operations encompass the sale of products under store brands to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipments to customers in key marketing areas.

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

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of the Company's trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Company's intent to maintain its trademark registrations. The major trademarks utilized by the Company follow:

Segment                                  Trademark
--------------   ---------------------------------------------------------------
Branded Frozen   Birds Eye Foods(1), Birds Eye, Birds Eye Voila!(2), Simply
                 Grillin'(1), Hearty Spoonfuls(1), Freshlike, McKenzie's, Gold
                 King, Southern Farms, Southland, Tropic Isle

Branded Dry      Birds Eye Foods(1), Birds Eye Fresh(1), Comstock, Brooks,
                 Nalley, Wilderness, Snyder of Berlin, Tim's Cascade Style
                 Potato Chips, La Restaurante, Erin's(1), Thank You, Husman,
                 Flavor Destinations(1), Mariner's Cove, Riviera, Bernstein's,
                 Pixie, Greenwood, Hoods(1), Naturally Good(1)

Non-branded      Birds Eye Foods(1), Chill-Ripe, Globe

(1)  Application filed and U.S. federal registration is pending.

(2)  Voila! is subject to a license agreement with a third party.

                              RAW MATERIAL SOURCES

Birds Eye Foods purchases raw materials for use in its manufacturing process. These purchases are made on the open market and from Pro-Fac, as the Company's preferred supplier pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement between Birds Eye Foods and Pro-Fac. Amounts paid by the Company to Pro-Fac for the commercial market value ("CMV") of crops supplied for fiscal 2004 were $48.8 million. The Company also purchases on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. Birds Eye Foods expects to continue to purchase a substantial portion of its raw product needs from Pro-Fac pursuant to the Amended and Restated Marketing and Facilitation Agreement. See further discussion of Birds Eye Foods' relationship with Pro-Fac in NOTES 2 and 4 to the "Notes to Consolidated Financial Statements."

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

The Company is cooperating with environmental authorities in remedying various minor environmental matters at several of its plants. The Company is also working with regulatory agencies to properly discontinue permits and close down wastewater treatment facilities at plants no longer in use or that are in the process of being shutdown. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2004, total capital expenditures of the Company were $24.4 million of which approximately $0.4 million was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $0.2 million for the 2005 fiscal year. However, there can be no assurance that expenditures will not be higher.

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

                              SIGNIFICANT CUSTOMERS

For the fiscal year ended June 26, 2004, Wal-Mart/Sam's accounted for 15 percent of the Company's consolidated revenue. In addition, Wal-Mart/Sam's represented 22 percent of the branded frozen segment's revenue in fiscal 2004.

                                BACKLOG OF ORDERS

A backlog of orders has not historically been significant in the business of the Company. Orders are filled shortly after receipt from inventories of packaged and processed foods.

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

Birds Eye Foods' pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2004, marketing programs for national brands focused primarily on Birds Eye and Birds Eye Voila!. National advertising campaigns can include television, radio, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns include radio, magazines, coupons, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by Birds Eye Foods compete with the nationally advertised brands of leading food processors, including Del Monte, General Mills, Frito-Lay, Kraft, and similar major brands, as well as with the branded and store brand products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 27 employees are employed at this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

Birds Eye Foods also focuses on the development of related products or modifications of existing products for the Company's branded businesses and customized products for the Company's non-branded businesses.

The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $4.3 million, $3.0 million, and $2.5 million in fiscal 2004, 2003, and 2002, respectively.

During fiscal 2004, the Company launched a reduced carbohydrate alternative within its Birds Eye Voila! product line, which includes several flavor varieties. In addition, the Company reformulated its existing Birds Eye Voila! product line to improve the taste profile and introduce several new varieties.

                                    EMPLOYEES

As of June 26, 2004, the Company had approximately 2,750 full-time employees, of whom 1,800 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 900 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Company in its business are either owned by Birds Eye Foods or one of its subsidiaries or leased from unaffiliated third parties. All of the properties owned by Birds Eye Foods are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Company also has dispersed warehouse locations to facilitate the distribution of finished products. Birds Eye Foods believes that its facilities are in good condition and suitable for the operations of the Company.

The Company's Green Bay, Wisconsin; Sodus, Michigan; Enumclaw, Washington; Red Creek, New York; Alton, New York; Barker, New York; and Cincinnati, Ohio facilities and machinery at Fond du Lac, Wisconsin are classified as held for sale at June 26, 2004.

The following table describes all material facilities leased or owned by the Company (other than the properties held for sale and certain public warehouses leased by the Company from unaffiliated third parties from time to time). Except as otherwise noted, each facility set forth below is owned by Birds Eye Foods.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property                                            Location           Square Feet             Segment
----------------                                            --------           -----------   --------------------------
Freezing plant, repackaging plant and distribution center   Darien, WI           425,778     Branded frozen/non-branded
Freezing plant and repackaging plant                        Celaya, Mexico       318,620     Branded frozen/non-branded
Freezing plant and warehouse                                Oakfield, NY         263,410     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Waseca, MN           258,475     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Watsonville, CA      207,600     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Fairwater, WI        178,298     Branded frozen/non-branded
Freezing plant                                              Bergen, NY           138,554     Branded frozen/non-branded

Repackaging plant and distribution center                   Fulton, NY           263,268     Branded frozen/non-branded
Repackaging plant                                           Montezuma, GA         57,370     Branded frozen/non-branded
Repackaging plant, warehouse, distribution center and
   public storage warehouse                                 Brockport, NY        404,410     Branded frozen/non-branded

Canning plant and warehouse                                 Fennville, MI        350,000     Branded dry/non-branded
Warehouse(1)                                                Waseca, MN            91,400     Branded frozen/non-branded
Warehouse(1)                                                Darien, WI           140,086     Branded frozen/non-branded

Manufacturing plant and warehouse                           Tacoma, WA           358,218     Branded dry/non-branded
Manufacturing plant, warehouse, distribution center
   and office                                               Berlin, PA           190,225     Branded dry
Manufacturing plant, warehouse, distribution center and
 office(1)                                                  Algona, WA           107,000     Branded dry

Distribution Center(1)                                      Erlanger, KY          32,000     Branded dry
Distribution Center(1)                                      Leetsdale, PA         18,200     Branded dry
Distribution Center(1)                                      Canal Fulton, OH      14,000     Branded dry
Distribution Center(1)                                      Knoxville, TN         12,500     Branded dry
Distribution Center(1)                                      Bristol, TN           11,500     Branded dry
Distribution Center(1)                                      Ashland, KY           10,760     Branded dry

Distribution Center(1)                                      Altoona, PA           10,000     Branded dry
Distribution Center(1)                                      Monessen, PA          10,000     Branded dry
Distribution Center(1)                                      Dayton, OH             9,200     Branded dry
Distribution Center(1)                                      Elwood City, PA        8,000     Branded dry

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Birds Eye Foods is an indirect wholly owned subsidiary of Holdings LLC. Birds Eye Foods common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

Birds Eye Foods results of operations and financial condition for fiscal 2004 and fiscal 2003 are not comparable with those of fiscal 2002, 2001 and 2000. Fiscal 2004 represents a complete fiscal year of operations following the Transaction. Fiscal 2003 reflects the Company's operations for the "predecessor" period (June 30, 2002 to August 18, 2002) and the Company's operations for the "successor" period (August 19, 2002 to June 28, 2003). The financial data below for fiscal 2002, 2001 and 2000 also reflect the Company's operations for the "predecessor" period. For further discussion of the Transaction, see Part I,
Item 1. "Description of Business - General Development of Business - The Change in Control (the "Transaction")" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Equivalent.

(Dollars in Thousands)

                              Birds Eye Foods, Inc.
                        FIVE YEAR SELECTED FINANCIAL DATA

                                                          Fiscal Year Ended June              Periods Ended
                                                          ----------------------   -----------------------------------
                                                                                       Successor         Predecessor
                                                                Successor          August 19, 2002 -   June 30, 2002 -
                                                                   2004              June 28, 2003     August 18, 2002
                                                                ---------          -----------------   ---------------
Consolidated Summary of Operations:
   Net sales                                                    $ 843,398              $ 764,900          $ 98,076
   Cost of sales                                                 (652,863)              (585,239)          (75,441)
                                                                ---------              ---------          --------
   Gross profit                                                   190,535                179,661            22,635
   Selling, administrative, and general expenses                 (112,208)              (105,606)          (15,084)
   Restructuring                                                        0                      0                 0
   Gain from pension curtailment                                        0                      0                 0
   Gains on sales of assets                                             0                      0                 0
   Income from Great Lakes Kraut Company, LLC                           0                  1,770               277
   Goodwill impairment charge                                           0                      0                 0
                                                                ---------              ---------          --------
   Operating income/(loss) before dividing with Pro-Fac            78,327                 75,825             7,828
   Interest expense                                               (31,326)               (39,807)           (7,416)
   Loss on early extinguishment of debt                            (4,018)                     0                 0
                                                                ---------              ---------          --------
   Pretax income/(loss) from continuing operations and
      before dividing with Pro-Fac                                 42,983                 36,018               412
   Pro-Fac share of income                                              0                      0                 0
                                                                ---------              ---------          --------
   Pretax income/(loss) from continuing operations                 42,983                 36,018               412
   Tax (provision)/benefit                                        (15,438)               (14,426)             (169)
                                                                ---------              ---------          --------
   Income/(loss) before discontinued operations                    27,545                 21,592               243
   Discontinued operations, net of tax                              4,322                   (836)             (158)
                                                                ---------              ---------          --------
Net income/(loss)                                               $  31,867              $  20,756          $     85
                                                                =========              =========          ========
Balance Sheet Data:
   Working capital(b)                                           $ 211,603              $ 316,901
   Ratio of current assets to current liabilities                   2.4:1                  3:0:1
   Total assets                                                 $ 779,973              $ 909,383
   Cash and cash equivalents                                    $  72,887              $ 153,756
   Long-term debt and senior-subordinated notes
      (excludes current portion)                                $ 301,592              $ 459,970

Other Statistics:
      Average number of employees:
      Regular                                                       2,937                  3,447
      Seasonal                                                        685                    844

                                                                  Fiscal Years Ended June
                                                          ---------------------------------------
                                                          Predecessor   Predecessor   Predecessor
                                                              2002        2001(a)         2000
                                                          -----------   -----------   -----------
Consolidated Summary of Operations:
   Net sales                                               $ 943,886     $1,070,961    $1,013,093
   Cost of sales                                            (735,714)      (863,017)     (795,991)
                                                           ---------     ----------    ----------
   Gross profit                                              208,172        207,944       217,102
   Selling, administrative, and general expenses            (113,904)      (128,264)     (131,324)
   Restructuring                                              (2,622)             0             0
   Gain from pension curtailment                               2,472              0             0
   Gains on sales of assets                                        0              0         6,635
   Income from Great Lakes Kraut Company, LLC                  2,457          1,779         2,418
   Goodwill impairment charge                               (179,025)             0             0
                                                           ---------     ----------    ----------
   Operating income/(loss) before dividing with Pro-Fac      (82,450)        81,459        94,831
   Interest expense                                          (61,331)       (73,997)      (73,086)
   Loss on early extinguishment of debt                            0              0             0
                                                           ---------     ----------    ----------
   Pretax income/(loss) from continuing operations and
      before dividing with Pro-Fac                          (143,781)         7,462        21,745
   Pro-Fac share of income                                   (16,842)          (732)      (12,328)
                                                           ---------     ----------    ----------
   Pretax income/(loss) from continuing operations          (160,623)         6,730         9,417
   Tax (provision)/benefit                                    31,569         (5,455)       (4,700)
                                                           ---------     ----------    ----------
   Income/(loss) before discontinued operations             (129,054)         1,275         4,717
   Discontinued operations, net of tax                        (1,640)        (1,204)        1,707
                                                           ---------     ----------    ----------
Net income/(loss)                                          $(130,694)    $       71    $    6,424
                                                           =========     ==========    ==========
Balance Sheet Data:
   Working capital(b)                                      $ 302,606     $  253,010    $  254,094
   Ratio of current assets to current liabilities              3.1:1          2.2:1         2.2:1
   Total assets                                            $ 857,741     $1,078,565    $1,098,887
   Cash and cash equivalents                               $  14,686     $    7,656    $    4,994
   Long-term debt and senior-subordinated notes
      (excludes current portion)                           $ 623,057     $  631,128    $  664,712

Other Statistics:
      Average number of employees:
      Regular                                                  4,239          4,627         5,510
      Seasonal                                                 1,649          2,931         2,152

(a) Consists of 53 weeks.

(b) Working capital represents current assets (including cash) less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations from fiscal 2002 through fiscal 2004. This section should be read in conjunction with Part II, Item 8., "Financial Statements and Supplementary Data" section of this report.

The consolidated financial statements include the results of Birds Eye Foods, Inc. ("Birds Eye Foods" or the "Company"). On August 19, 2002, a majority interest in Birds Eye Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (the "Transaction" - see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings and its affiliates plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the Transaction is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to June 28, 2003). These combined Company results have been compared to the corresponding periods in fiscal 2004 and fiscal 2002.

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin, and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, salad dressings, chili products, and fruit fillings and toppings. The Company's food service/industrial products include frozen vegetables, salad dressings, chili products, fruit fillings and toppings.

Reclassifications have been made to the segment presentation below to reflect the reallocation of certain fixed costs which were not eliminated in conjunction with the sale of the Company's Freshlike canned vegetable business in fiscal 2004. The Freshlike canned vegetable business has been reclassified to discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. See NOTE 5 to the "Notes to Consolidated Financial Statements."

The following tables illustrate the Company's results of operations by segment for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, and the Company's total assets by segment at June 26, 2004, June 28, 2003, and June 29, 2002.

Net Sales
(Dollars in Millions)

                               Fiscal Years Ended
                 ---------------------------------------------
                    June 26,        June 28,        June 29,
                      2004            2003            2002
                 -------------   -------------   -------------
                          % of            % of            % of
                   $     Total     $     Total     $     Total
                 -----   -----   -----   -----   -----   -----
Branded frozen   334.0    39.6   340.8    39.5   368.8    39.1
Branded dry      202.4    24.0   202.9    23.5   201.7    21.4
Non-branded      307.0    36.4   319.3    37.0   373.4    39.5
                 -----   -----   -----   -----   -----   -----
   Total         843.4   100.0   863.0   100.0   943.9   100.0
                 =====   =====   =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                                                           Fiscal Years Ended
                                             ----------------------------------------------
                                                June 26,        June 28,        June 29,
                                                  2004            2003            2002
                                             -------------   -------------   --------------
                                                      % of            % of             % of
                                               $     Total     $     Total      $     Total
                                             -----   -----   -----   -----   ------   -----
Branded frozen                                57.7    73.7    54.3    64.9     75.2    80.0
Branded dry                                   34.7    44.3    41.9    50.0     37.8    40.2
Non-branded                                  (14.1)  (18.0)  (12.5)  (14.9)   (16.4)  (17.4)
Corporate charges(1)                           0.0     0.0     0.0     0.0     (2.6)   (2.8)
                                             -----   -----   -----   -----   ------   -----
   Continuing segment operating income(2)     78.3   100.0    83.7   100.0     94.0   100.0
                                                     =====           =====            =====
   Gain from pension curtailment               0.0             0.0              2.5
   Goodwill impairment charge                  0.0             0.0           (179.0)
   Operating income/(loss) before dividing   -----           -----           ------
      with Pro-Fac                            78.3            83.7            (82.5)
                                             =====           =====           -=====

(1) Represents restructuring expenses which are not allocated to individual segments. See NOTE 15 to the "Notes to Consolidated Financial Statements."

(2) The gain from pension curtailment is excluded from continuing segment operating income as management believes the gain is non-recurring.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, and depreciation and amortization) for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of $150.0 million of Senior Subordinated Notes that occurred in November 2003 and the elimination of the Subordinated Promissory Note as part of the GLK Transaction in March 2003, interest expense is not comparable for the fiscal year ended June 26, 2004. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                               Fiscal Years Ended
                                                 ----------------------------------------------
                                                    June 26,        June 28,        June 29,
                                                      2004            2003            2002
                                                 -------------   -------------   --------------
                                                          % of            % of             % of
                                                   $     Total     $     Total      $     Total
                                                 -----   -----   -----   -----   ------   -----
Branded frozen                                    66.3    67.2    63.1    57.2     84.1    68.2
Branded dry                                       38.3    38.8    45.5    41.2     42.1    34.2
Non-branded                                       (1.9)   (1.9)    1.8     1.6     (0.4)   (0.3)
Loss on early extinguishment of debt(2)           (4.0)   (4.1)    0.0     0.0      0.0     0.0
Corporate charges(3)                               0.0     0.0     0.0     0.0     (2.6)   (2.1)
                                                 -----   -----   -----   -----   ------   -----
   Continuing segment EBITDA                      98.7   100.0   110.4   100.0    123.2   100.0
                                                         =====           =====            =====
Reconciliation of EBITDA to net income/(loss):
   Gain from pension curtailment                   0.0             0.0              2.5
   Goodwill impairment charge                      0.0             0.0           (179.0)
   Depreciation and amortization                 (24.4)          (26.7)           (29.3)
   Interest expense                              (31.3)          (47.2)           (61.3)
   Pro-Fac share of income                         0.0             0.0            (16.8)
   Tax (provision)/benefit                       (15.4)          (14.6)            31.6
   Discontinued operations, net of tax             4.3            (1.0)            (1.6)
                                                 -----           -----           ------
Net income/(loss)                                 31.9            20.9           (130.7)
                                                 =====           =====           ======

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus Pro-Fac share of income, interest, taxes, depreciation, and amortization.

(2) The loss on early extinguishment of debt of $4.0 million is not allocated to segments. See NOTE 10 to the "Notes to Consolidated Financial Statements."

(3) Represents restructuring expenses which are not allocated to individual segments. See NOTE 15 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                                       Fiscal Years Ended
                         ---------------------------------------------
                            June 26,        June 28,        June 29,
                              2004            2003            2002
                         -------------   -------------   -------------
                                  % of            % of            % of
                           $     Total     $     Total     $     Total
                         -----   -----   -----   -----   -----   -----
Branded frozen           325.1    41.6   360.8    39.6   300.0    35.0
Branded dry              111.3    14.3   144.7    15.9   134.9    15.7
Non-branded              228.3    29.3   274.2    30.2   372.8    43.5
Other(1)                 108.5    13.9   116.2    12.8    46.1     5.4
                         -----   -----   -----   -----   -----   -----
   Continuing segments   773.2    99.1   895.9    98.5   853.8    99.6
Assets held for sale       6.8     0.9    13.5     1.5     3.9     0.4
                         -----   -----   -----   -----   -----   -----
         Total           780.0   100.0   909.4   100.0   857.7   100.0
                         =====   =====   =====   =====   =====   =====

(1) Includes corporate assets of the Company not allocated to individual segments.

                     CHANGES FROM FISCAL 2003 TO FISCAL 2004

Net Sales: Net sales were $843.4 million in fiscal 2004, a decline of $19.6 million or 2.3 percent, as compared to $863.0 million in fiscal 2003. The decrease is primarily the result of a $12.3 million decline in non-branded product sales due to management's continuing efforts to rationalize certain product offerings. The Company also experienced a $6.8 million decline in branded frozen net sales, primarily resulting from challenges experienced in its Birds Eye Voila! product line during the first three quarters of fiscal 2004. During the fourth quarter of fiscal 2004, the Company introduced a Birds Eye Voila! reduced carbohydrate alternative and several new flavor offerings including reformulated varieties to enhance performance of this product line. Other significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit was $190.5 million in fiscal 2004, a decrease of $11.8 million, or 5.8 percent as compared to $202.3 million in fiscal 2003. The Company's gross profit margin decreased to 22.6 percent from 23.4 percent in the prior year period. The decrease in gross profit margin is primarily the result of increased product costs experienced throughout fiscal 2004. Ingredient and commodity costs rose as a result of inflationary increases and the Company also experienced a temporary increase in product costs as a result of its realignment efforts. These increases in product costs were partially offset by a decrease in warehousing expense as a result of maintaining lower inventory levels. Management believes its realignments efforts will maximize facility utilization and reduce product costs in the future.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses were $112.2 million in fiscal 2004, a decrease of $8.5 million, or 7.0 percent as compared to $120.7 million in fiscal 2003. The decrease is primarily attributable to $9.2 million of introductory costs associated with the launch of a new product in fiscal 2003.

Continuing Segment Operating Income: Continuing segment operating income was $78.3 million in fiscal 2004, a decrease of $5.4 million, or 6.5 percent, as compared to $83.7 million in fiscal 2003. This decrease is attributable to the factors discussed above. While operating income for the branded frozen business increased $3.4 million, decreases were experienced within the branded dry and the non-branded businesses of $7.2 million and $1.6 million, respectively. Significant variances are highlighted below in the "Segment Review."

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from Birds Eye Foods investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. On March 2, 2003, Birds Eye Foods transferred the operating assets and liabilities of GLK to a newly formed subsidiary of Flanagan Brothers, Inc. (the "GLK Transaction"). As a result of the completion of the GLK Transaction, there was no income from the joint venture in fiscal 2004. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense was $31.3 million in fiscal 2004, a decrease of $15.9 million as compared to $47.2 million in fiscal 2003. This decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 percent Senior Subordinated Notes and the elimination of the Subordinated Promissory Note as part of the GLK Transaction. Other savings resulted from decreases in the Company's outstanding borrowings, as well as interest rate reductions experienced.

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

Tax (Provision)/Benefit: During fiscal 2004, Birds Eye Foods had a tax provision of $15.4 million compared to a $14.6 million tax provision in fiscal 2003. The variance is attributable to the change in pretax income. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding income taxes.

Net Income: Net income for fiscal 2004 was $31.9 million, an increase of $11.1 million or 53.4 percent, compared to net income of $20.8 million in fiscal 2003 due to the factors outlined above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and EBITDA by segment is outlined below. The Company believes that EBITDA is an appropriate measure of evaluating the operating performance of its segments, and it is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability. In conjunction with the Transaction, which was completed on August 19, 2002, net assets have been adjusted to fair value and debt was reduced. Accordingly, depreciation and interest expense for the predecessor period are not comparable to the successor period making period-to-period comparisons of operating income and net income difficult to analyze. In addition, as a result of the early extinguishment of $150.0 million of Senior Subordinated Notes that occurred in November 2003 and the elimination of the Subordinated Promissory Note as part of the GLK Transaction in March 2003, interest expense is not comparable. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be compared in a consistent manner. EBITDA should, however, be considered in addition to, not as a substitute for, or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with GAAP. As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Branded Frozen: Branded frozen net sales were $334.0 million in fiscal 2004, a decline of $6.8 million or 2.0 percent as compared to net sales of $340.8 million in fiscal 2003. Increases within the Company's Birds Eye branded frozen vegetables were offset by declines within the bagged meal category and several of the Company's regional product lines.

Solid improvements were experienced in the Birds Eye branded frozen vegetable business, with net sales of this category increasing $7.6 million compared to fiscal 2003. The introduction of several value added sauced vegetable items, along with improved promotional effectiveness, led to the increase.

The Birds Eye Voila! category, however, declined $8.6 million due to continuing challenges within the bagged meal category. To enhance performance of this product, management has introduced, during the fourth quarter of fiscal '04 an innovative Birds Eye Voila! reduced carbohydrate alternative that includes several flavor offerings. The Company also reformulated its existing Birds Eye Voila! category to improve the taste profile and extend the line to include several new varieties. The Company intends to support this initiative with strong consumer and promotional activity throughout fiscal 2005.

Net sales for the Company's regionally branded frozen vegetable products declined $2.6 million in fiscal 2004. This decline was impacted by changes in various competitive activity. Management intends to address this trend by reviewing its marketing and promotional efforts during fiscal 2005.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2 percent for the 52-week period ending June 20, 2004. The Company's branded market share on a unit basis at June 20, 2004 was 18.9 percent compared to 19.5 percent at June 22, 2003. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 52-week period ending June 20, 2004 was 19.0 percent compared to 21.4 percent for the 52-week period ending June 22, 2003.

Branded frozen EBITDA was $66.3 million in fiscal 2004, an increase of $3.2 million or 5.1 percent as compared to $63.1 million in fiscal 2003. The majority of this increase is primarily the result of the elimination of introductory costs associated with a new product launch in fiscal 2003. Offsetting this change was the significant investment incurred in the fourth quarter of fiscal 2004 to support the revitalization of the Birds Eye Voila! product line as described above.

Branded Dry: Branded dry net sales were $202.4 million in fiscal 2004, consistent with those of $202.9 million in fiscal 2003. EBITDA for the branded dry segment was $38.3 million in fiscal 2004, a decline of $7.2 million or 15.8 percent as compared to $45.5 million in fiscal 2003. Approximately $2.0 million of this decline is attributable to the GLK Transaction which occurred in March of 2003. In addition, several of the Company's product lines within the branded dry category experienced significant increases in product costs during fiscal 2004, including the Company's fillings and toppings business as a result of an increase in the cost of cherries; the branded chili business as a result of an increase in beef prices; and the snacks business as a result of an increase in oil costs. The Company expects to focus on purchasing opportunities, changes in promotional programs and innovative merchandising to maintain and enhance profitability of the various brands in this segment.

Non-branded: During fiscal 2004, management continued its efforts to rationalize certain lower margin food service offerings. As a result, non-branded net sales declined $12.3 million to $307.0 million in the current year as compared to $319.3 million in fiscal 2003. EBITDA declined $3.7 million as a result of the reduction in net sales and an increase in production costs experienced throughout the year. Management believes its efforts to realign its production facilities will benefit the cost structure of its nonbranded business in future years.

As highlighted above, IRI data does not track non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 52-week period ending June 20, 2004 was 30.5 percent compared to 30.8 percent for the 52-week period ending June 22, 2003.

                     CHANGES FROM FISCAL 2002 TO FISCAL 2003

Net Sales: Net sales were $863.0 million in fiscal 2003, a decline of $80.9 million or 8.6 percent, as compared to $943.9 million in fiscal 2002. The decrease is primarily the result of a $54.1 million decline in non-branded product sales, of which $34.8 million resulted from the expiration of two co-pack agreements, and $17.2 million resulted from the Company's decision to rationalize certain customers and product offerings. The Company also experienced an $18.7 million decline in its Birds Eye Voila! product line, resulting from certain competitive pressures in the bag meal category. During the fourth quarter of fiscal 2004, the Company introduced a Birds Eye Voila! reduced carbohydrate alternative and several new flavor offerings to address these declines and to enhance performance of this product line.

Gross Profit: Gross profit was $202.3 million in fiscal 2003, a decrease of $5.9 million, or 2.8 percent as compared to $208.2 million in fiscal 2002. However, the Company's gross profit margin increased to 23.4 percent from 22.1 percent in the prior year period. The increase in gross profit margin is primarily the result of price increases implemented in the non-branded market during both the current and prior year and the elimination of co-pack non-branded sales, which typically carry a lower gross margin. In addition, the branded dry segment showed enhanced profitability within the filling and topping product line. These improvements in gross profit were offset, however, by lower production volumes as a result of both management's efforts to reduce inventory levels and a lower than anticipated crop intake caused by unfavorable weather conditions.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses were $120.7 million in fiscal 2003, an increase of $6.8 million, or 6.0 percent as compared to $113.9 million in fiscal 2002. The increase is primarily attributable to $9.2 million of marketing expenses associated with a new product launch in fiscal 2003. Partially offsetting the increase in marketing initiatives was a reduction in general administrative costs and a reduction in variable selling expenses, corresponding to the net sales changes outlined above.

Continuing Segment Operating Income: Continuing segment operating income was $83.7 million in fiscal 2003, a decrease of $10.3 million, or 11.0 percent, as compared to $94.0 million in fiscal 2002. This decrease is attributable to the factors discussed above. The decrease in operating income within branded frozen was $20.9 million. Increases in operating income within the branded dry and non-branded segments were $4.1 million and $3.9 million, respectively. Significant variances are highlighted below in the "Segment Review."

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

Income from Great Lakes Kraut Company, LLC: This amount represents earnings received from the Company's investment in Great Lakes Kraut Company LLC ("GLK"), a former joint venture between Birds Eye Foods and Flanagan Brothers, Inc. Income from the joint venture was $2.0 million in fiscal 2003, a decline of $0.5 million, as compared to $2.5 million in fiscal 2002. This decrease is a result of the completion of the GLK Transaction in March 2003. See NOTE 7 to the "Notes to Consolidated Financial Statements."

Goodwill Impairment Charge: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, Birds Eye Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting units goodwill exceeds its implied fair value.

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

Interest Expense: Interest expense was $47.2 million in fiscal 2003, a decrease of $14.1 million as compared to $61.3 million in fiscal 2002. The decrease is the result of lower average bank borrowings during fiscal 2003 of approximately $197.7 million, a result of the August 19, 2002 Transaction, and the significant reduction in working capital maintained throughout fiscal 2003. In addition, general interest rate declines benefited the Company throughout fiscal 2003. Interest expense in fiscal 2003 also includes the accretion of interest associated with the five-year Termination Agreement with Pro-Fac. In conjunction with the Transaction in August 2002, the value of the Termination Agreement with Pro-Fac was recorded at its net present value. See NOTES 2 and 4 to the "Notes to Consolidated Financial Statements" for additional disclosure.

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

Tax (Provision)/Benefit: During fiscal 2003, Birds Eye Foods had a tax provision of $14.6 million compared to a $31.6 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash impairment charge recognized in the prior year. The remaining variance is attributable to the change in pretax income. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding income taxes.

Net Income: Net income for fiscal 2003 was $20.8 million compared to a net loss of $130.7 million in fiscal 2002 due to the factors outlined above.

                                 SEGMENT REVIEW

Branded Frozen: Branded frozen net sales were $340.8 million in fiscal 2003, a decline of $28.0 million or 7.6 percent as compared to net sales of $368.8 million in fiscal 2002. This decline was primarily a result of a decline in net sales for the Company's Birds Eye Voila! product line of $18.7 million. The bag meal category continued to experience declines, due to the expansion of alternative meal solutions, such as refrigerated and dry products. Net sales for the Company's nationally and regionally branded frozen vegetable products declined $9.7 million in fiscal 2003. Declines in branded frozen vegetables were impacted by both the category trends outlined below and changes in various competitive activity. To enhance the performance of this portfolio, management expanded its range of enhanced value products and modified its approach to various promotional progress.

The Company tracks retail sales in many of the categories in which it competes using data from IRI. IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 4 percent for the 52-week period ending June 22, 2003. The Company's branded market share on a unit base at June 22, 2003 was 19.5 percent compared to 20.2 percent at June 23, 2002. The bagged meal category for the 52-week period ending June 22, 2003 declined 10 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 52-week period ending June 22, 2003 was 21.4 percent compared to 26.4 percent for the 52-week period ending June 23, 2002.

Branded frozen EBITDA was $63.1 million in fiscal 2003, a decrease of $21.0 million or 25.0 percent as compared to $84.1 million in fiscal 2002. Approximately one-half of the decrease in EBITDA is the result of the introductory costs associated with the launch of a new product. The remainder of the decrease is attributable to the declines in volume associated with Birds Eye Voila! described above and an increase in its production costs due to lower volumes in its production facilities as a result of both management's efforts to reduce inventory levels as well as lower than anticipated crop intake due to unfavorable weather conditions.

Branded Dry: Branded dry net sales were $202.9 million in fiscal 2003, an increase of $1.2 million or 0.6 percent as compared to $201.7 million in fiscal 2002. This increase was primarily driven by an improvement in net sales within the Company's Comstock and Thank You fillings and toppings product line. The improvement in net sales for the filling and topping product lines resulted from pricing actions taken as a result of the poor cherry crop harvested in the summer of 2002, and changes in various promotional spending activities. EBITDA for the branded dry segment was $45.5 million in fiscal
2003, an improvement of $3.4 million or 8.1 percent as compared to $42.1 million in fiscal 2002.

Non-branded: Non-branded net sales were $319.3 million in fiscal 2003, a decline of $54.1 million or 14.5 percent as compared to $373.4 million in fiscal 2002. Sixty-four percent of the decline or $34.8 million was attributable to the expiration of two co-pack agreements. Co-pack agreements provide greater utilization of manufacturing facilities, however, typically yield lower margins. An additional $17.2 million decline in net sales resulted from the Company's on-going efforts to rationalize certain product offerings within the food service category that were negatively impacting profitability. Non-branded EBITDA was $1.8 million in fiscal 2003, a $2.2 million improvement as compared to EBITDA of a loss of $0.4 million in fiscal 2002, primarily, as a result of the rationalization described above.

As highlighted above, IRI data does not track non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believed its overall market share on a unit basis in the frozen vegetable category for the 52-week period ending June 22, 2003 was 30.8 percent compared to 31.8 percent for the 52-week period ending June 23, 2002.

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

Inventories: Under the first-in, first-out ("FIFO") method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the costs of these items are used to reflect ending inventory. The Company prices its inventory at the lower of cost or market value on the FIFO method.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying values of assets are determined to be unrecoverable, the Company would record an adjustment to the respective carrying value. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2004 compared to fiscal 2003.

Net cash provided by operating activities was $104.5 million in fiscal 2004, a decrease of $22.3 million as compared to net cash provided by operating activities of $126.8 million in fiscal 2003. During fiscal 2003, the Company benefited from a significant reduction in its outstanding inventory levels. Fiscal 2003 inventory levels were lowered as a result of both management's efforts and adverse weather conditions during the 2002 growing season. Offsetting this significant benefit in inventory reduction was a voluntary contribution of $14.4 million made by the Company to its pension plan in the fourth quarter of fiscal 2003. No such payment was made in fiscal 2004. Management will continue to focus its efforts on maintaining optimal working capital.

Net cash provided by investing activities of $3.1 million in fiscal 2004 decreased $35.0 million from $38.1 million in fiscal 2003. The decrease was primarily the result of the disposition of the Company's investment in GLK and repayments from GLK related to working capital advances which benefited net cash provided by investing activities by $18.7 million in fiscal 2003. See NOTE 7 to the "Notes to Consolidated Financial Statements." Capital expenditures were $24.4 million for fiscal 2004 as compared to $16.4 million in fiscal 2003. The increase in capital expenditures results primarily from the consolidation of production into existing facilities as a result of management's efforts to increase operating efficiencies. The purchase of property, plant, and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order. Proceeds received during fiscal 2004 include $15.9 million from the sale of the Freshlike canned vegetable business, as well as $8.9 million related to the sale of facilities and equipment no longer in service. Fiscal 2003 proceeds included $26.5 million for the sale of the Veg-All business. See NOTE 5 to the "Notes to Consolidated Financial Statements."

Net cash used in financing activities was $188.4 million in fiscal 2004, an increase of $162.5 million as compared to cash used of $25.9 million in fiscal 2003. This increase in cash used in financing activities is primarily the result of the Company's repayment of $150.0 million of its outstanding 11 7/8 percent Senior Subordinated Notes in November 2003, and the related $8.9 million call premium. See further discussion below and at NOTE 10, to the "Notes to Consolidated Financial Statements." In addition, during fiscal 2003, the Company completed the Transaction with Pro-Fac Cooperative, Inc. and Vestar/Agrilink Holdings LLC which resulted in a substantial refinancing of, and modification to, its capital structure. See further discussion below and at NOTE 2, "The Transaction" to the "Notes to Consolidated Financial Statements."

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

As of June 26, 2004, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.8 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of letters of credit outstanding, was $176.2 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 26, 2004, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of June 26, 2004, the interest rate under the Term Loan Facility was approximately 4.05 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. As of June 26, 2004, there is no "excess cash proceeds" to be paid under the Term Loan Facility.
The amount of the "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

The Term Loan Facility was subject to the following amortization schedule at June 26, 2004.

(Dollars in Millions)

Fiscal Year   Term Loan B
-----------   -----------
2005             $  2.7
2006                2.7
2007                2.7
2008              129.6
2009              115.2
                 ------
                 $252.9
                 ======

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of June 26, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

During fiscal 2004, the Company negotiated an amendment to its Senior Credit Facility. The amendment provided the Company with the ability to repay $150.0 million of its Senior Subordinated Notes which occurred in November 2003. See "Senior Subordinated Notes - 11 7/8 Percent (due 2008)" below and Note 10, "Debt", to the "Notes to Consolidated Financial Statements." In addition, provided the satisfaction of certain conditions, the amendment permits repayment of the balance of the Senior Subordinated Notes prior to maturity.

The Company's obligations under the Senior Credit Facility are guaranteed by Birds Eye Holdings Inc. and certain of the Company's subsidiaries. See Note 14 "Guarantees and Indemnifications" to the "Notes to Consolidated Financial Statements."

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

The Company, its principal shareholder, or their affiliates may, from time-to-time, enter the market to purchase or sell Senior Subordinated Notes in compliance with any applicable securities laws.

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

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of June 26, 2004.

(Dollar amounts in millions)

Contractual Obligations                            Payments due by period
                                 ----------------------------------------------------------
                                          Less than 1                           More than 5
                                  Total      year       1-3 years   3-5 years      years
                                 ------   -----------   ---------   ---------   -----------
Long-Term Debt(1)                $302.9      $  2.7       $  5.4      $294.8        $ 0.0
Capital Lease Obligations           4.2         0.9          1.7         1.5          0.1
Operating Leases                   35.1         7.3         11.1         7.4          9.3
Purchase Obligations(2,3)         434.3       201.3         79.4        51.8        101.8
Other Long-Term Liabilities(4)     91.0        12.9         46.4        19.8         11.9
                                 ------      ------       ------      ------       ------
Total                            $867.5      $225.1       $144.0      $375.3       $123.1
                                 ======      ======       ======      ======       ======

(1) "Long-Term Debt" includes principal amounts due under the Company's Senior Subordinated 11 7/8 percent Notes and the Term Loan Facility.

(2) A "Purchase Obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase Obligations include outstanding purchase orders of the Company for raw materials, packaging and other ingredients. Purchase Obligations which outline quantities that vary based on production needs cannot be reasonably estimated at this time. The total does not include purchase obligations recorded on the consolidated balance sheet as of June 26, 2004.

(3) Amounts shown within Purchase Obligations in the less than one year category include estimated raw product purchases of $56.5 million under the Amended and Restated Marketing and Facilitation Agreement. As estimates of the ongoing purchases from Pro-Fac cannot be determined at this time, the maximum penalty due upon termination has been included in the 1-3 years category.

(4) This category includes the non-current liabilities reflected on the June 26, 2004 consolidated balance sheet for pension, other postretirement benefits, non-qualified 401(k) benefits, deferred directors' fees and Pro-Fac termination payments due under the Termination Agreement. Payments to the Company's pension trusts are reflected through October, 2008. Estimates beyond that date are not currently available.

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2005 and 2006 will be in the range of approximately $20 million to $25 million per annum. The Company believes that cash flow from operations and borrowings under the Company's bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: The Company believes new product introduction is critical to building successful brands. During the fourth quarter of fiscal 2004, the Company introduced a reduced carbohydrate alternative in its Birds Eye Voila! product line that includes several flavor offerings. In addition, the Company has reformulated its existing Birds Eye Voila! product line to improve the taste profile and introduce several new varieties.

In addition to developing products under the Birds Eye brand, management will continue to explore launching new products and product extensions under its other brands, including Freshlike and McKenzie's to meet consumer demands and preferences.

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

The cherry crop from both the 2002 and 2003 growing seasons was adversely affected by weather conditions in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, significantly increased from historic levels. To offset the cherry cost increase, management initiated both pricing actions and changes in promotional programs across all of its cherry items. Early indications from the 2004 growing season indicate adequate crop supply, however, cost has not yet been finalized.

For the 2004 crop season, higher than normal precipitation levels in the Northeast and Midwest regions are anticipated to reduce crop intake. While the reduction in crop intake may impact the related production cost and efficiency, management continues to actively pursue cost reduction initiatives to mitigate a portion of the crop-related production cost increases.

Effective June 28, 2004 the Company initiated a price increase of 5 to 7 percent on all product categories. The price increase was a direct result of increases across commodities and other production costs. Specifically, increases have been seen in the soybean and corn markets, as well as the dairy, beef, and edible oils markets and continued employee health care costs. Rising prices in natural gas and crude oil have also impacted both transportation costs and energy intensive packaging components.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. See further discussion above at short- and long-term trends.

New Accounting Pronouncements: In May 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's post retirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The implementation of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 26, 2004, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2004 to June 2005. The fair value of the open contracts was an after-tax loss of $0.1 million, recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 26, 2004, a net loss of approximately $44,000 has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                              Foreign Currency
                                            Forward Outstanding
                                            -------------------
Contract amounts                             133 million Pesos
Weighted average settlement exchange rate           8.6%

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 15, 2004, which matures June 30, 2005. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. At June 26, 2004, the Company had open swaps hedging approximately 80 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity.

                                                   Swap
                                          Corrugated Outstanding
                                          (Unbleached Kraftliner)
                                      ------------------------------
Notional amount                              24,000 short tons
Average paid rate                             $458/short ton
Average receive rate                  Floating rate/short ton - $488
Maturities through                               June 2005

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on February 26, 2004 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 30, 2005.

                                               Swap
                                     Polyethylene Outstanding
                                   ----------------------------
Notional amount                         4,500,000 pounds
Average paid rate                          $.568/pound
Average receive rate               Floating rate - $.541/pound
Maturities through                          June 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

ITEM                                                                        Page
----                                                                        ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:
   Report of Independent Registered Public Accounting Firm.................. 26
   Report of Registered Accounting Firm..................................... 27
      Consolidated Statements of Operations, Accumulated Earnings/
         (Deficit), and Comprehensive Income/(Loss) for the year ended
         June 26, 2004, the periods August 19, 2002 to June 28, 2003 and June 30, 2002 to August 18, 2002 and for the year ended
         June 29, 2002...................................................... 28
   Consolidated Balance Sheets at June 26, 2004 and June 28, 2003........... 29
   Consolidated Statements of Cash Flows for the year ended June 26,
      2004, the periods August 19, 2002 to June 28, 2003 and June 30,
      2002 to August 18, 2002, and for the year ended June 29, 2002......... 30
   Notes to Consolidated Financial Statements............................... 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Birds Eye Foods, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Birds Eye Foods, Inc. and subsidiaries as of June 26, 2004 and June 28, 2003 (Successor Company), and the related consolidated statements of operations, accumulated earnings (deficit), and comprehensive income, and cash flows for the year ended
June 26, 2004 (Successor Company), for the period from August 19, 2002 through June 28, 2003 (Successor Company), and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company). Our audits also included the 2004 and 2003 financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birds Eye Foods, Inc. and subsidiaries at June 26, 2004 and June 28, 2003 (Successor Company), and the results of their operations and their cash flows for the year ended June 26, 2004 (Successor Company), for the period from August 19, 2002 through June 28, 2003 (Successor Company), and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Rochester, New York
August 17, 2004

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Agrilink Foods, Inc.

In our opinion, the consolidated statements of operations, accumulated earnings (deficit), and comprehensive income, and of cash flows for the year ended June 29, 2002, which are included in this Form 10-K Equivalent, present fairly, in all material respects, the results of operations and cash flows of Agrilink Foods, Inc. and its subsidiaries for the year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 78 for the year ended June 29, 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Rochester, New York
August 28, 2002, except as to Notes 5 and 13 which are as of September 7, 2004

                              FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income/(Loss)
(Dollars in Thousands)

                                                Fiscal Year Ended              Periods Ended              Fiscal Year Ended
                                                -----------------   ----------------------------------    -----------------
                                                    Successor           Successor         Predecessor        Predecessor
                                                     June 26,       August 19, 2002 -   June 30, 2002 -        June 29,
                                                       2004           June 28, 2003     August 18, 2002          2002
                                                    ---------       -----------------   --------------       -----------
Net sales                                           $ 843,398           $ 764,900         $  98,076           $ 943,886
Cost of sales                                        (652,863)           (585,239)          (75,441)           (735,714)
                                                    ---------           ---------         ---------           ---------
Gross profit                                          190,535             179,661            22,635             208,172
Selling, administrative, and general expenses        (112,208)           (105,606)          (15,084)           (113,904)
Restructuring                                               0                   0                 0              (2,622)
Gain from pension curtailment                               0                   0                 0               2,472
Income from Great Lakes Kraut Company, LLC                  0               1,770               277               2,457
Goodwill impairment charge                                  0                   0                 0            (179,025)
                                                    ---------           ---------         ---------           ---------
Operating income/(loss) before dividing with
   Pro-Fac                                             78,327              75,825             7,828             (82,450)
Loss on early extinguishment of debt                   (4,018)                  0                 0                   0
Interest expense                                      (31,326)            (39,807)           (7,416)            (61,331)
                                                    ---------           ---------         ---------           ---------
Pretax income/(loss) from continuing
   operations and before dividing with
   Pro-Fac                                             42,983              36,018               412            (143,781)
Pro-Fac share of income                                     0                   0                 0             (16,842)
                                                    ---------           ---------         ---------           ---------
Pretax income/(loss) from continuing
   operations                                          42,983              36,018               412            (160,623)
Tax (provision)/benefit                               (15,438)            (14,426)             (169)             31,569
                                                    ---------           ---------         ---------           ---------
Income/(loss) before discontinued operations           27,545              21,592               243            (129,054)
Discontinued operations, net of tax                     4,322                (836)             (158)             (1,640)
                                                    ---------           ---------         ---------           ---------
Net income/(loss)                                      31,867              20,756                85            (130,694)

Accumulated earnings/(deficit) at beginning
   of period                                           20,756                   0          (126,623)              4,071
                                                    ---------           ---------         ---------           ---------
Accumulated earnings/(deficit) at end of
   period                                           $  52,623           $  20,756         $(126,538)          $(126,623)
                                                    =========           =========         =========           =========

Net income/(loss)                                   $  31,867           $  20,756         $      85           $(130,694)
Other comprehensive income/(loss):
   Minimum pension liability adjustment,
      net of taxes                                       (490)            (11,257)                0                   0
   Unrealized (loss)/gain on hedging
      activity, net of taxes                             (131)                348                 0                (412)
                                                    ---------           ---------         ---------           ---------
Comprehensive income/(loss)                         $  31,246           $   9,847         $      85           $(131,106)
                                                    =========           =========         =========           =========

Accumulated other comprehensive (loss)/income
   at beginning of period                           $ (10,909)          $       0         $    (367)          $      45
Minimum pension liability, net of taxes                  (490)            (11,257)                0                   0
Unrealized (loss)/gain on hedging activity,
   net of taxes                                          (131)                348                 0                (412)
                                                    ---------           ---------         ---------           ---------
Accumulated other comprehensive (loss)/income
   at end of period                                 $ (11,530)          $ (10,909)        $    (367)          $    (367)
                                                    =========           =========         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                                                                     Successor   Successor
                                                                                      June 26,    June 28,
                                                                                        2004        2003
                                                                                     ---------   ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 72,887    $153,756
   Accounts receivable trade, net of allowances for doubtful accounts of
      $993 and $978, respectively                                                      63,319      58,230
   Accounts receivable, other                                                           2,271       1,841
   Income taxes refundable                                                                  0         407
   Inventories, net                                                                   181,083     206,584
   Current investment in CoBank                                                         1,477       2,464
   Prepaid manufacturing expense                                                       11,706      12,053
   Prepaid expenses and other current assets                                           11,327      12,239
   Assets held for sale                                                                 6,848      13,501
   Current deferred tax asset                                                           9,047      15,508
                                                                                     --------    --------
         Total current assets                                                         359,965     476,583
Investment in CoBank                                                                    1,102       3,038
Property, plant, and equipment, net                                                   197,845     195,199
Goodwill                                                                               35,586      37,050
Trademarks and other intangible assets, net                                           164,123     168,321
Other assets                                                                           20,266      24,547
Note receivable due from Pro-Fac Cooperative, Inc.                                      1,086         712
Non-current deferred tax asset                                                              0       3,933
                                                                                     --------    --------
         Total assets                                                                $779,973    $909,383
                                                                                     ========    ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                               $    851    $    704
   Current portion of long-term debt                                                    2,700      19,611
   Current portion of Termination and Transitional Service Agreements with Pro-Fac
      Cooperative, Inc.                                                                 9,220       9,403
   Accounts payable                                                                    76,696      67,150
   Income taxes payable                                                                 1,241           0
   Accrued interest                                                                     1,153       4,106
   Accrued employee compensation                                                       10,029      10,225
   Other accrued expenses                                                              38,689      39,979
   Growers payable due to Pro-Fac Cooperative, Inc.                                     7,783       8,504
                                                                                     --------    --------
         Total current liabilities                                                    148,362     159,682
Obligations under capital leases                                                        3,028       1,833
Long-term debt                                                                        301,592     459,970
Long-term portion of Termination and Transitional Service Agreements with Pro-Fac
   Cooperative, Inc.                                                                   16,830      24,031
Other non-current liabilities                                                          59,943      52,330
Non-current deferred tax liability                                                      6,371           0
                                                                                     --------    --------
         Total liabilities                                                            536,126     697,846
                                                                                     --------    --------
Commitments and Contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares authorized, issued and outstanding           0           0
   Additional paid-in capital                                                         202,754     201,690
   Accumulated earnings                                                                52,623      20,756
   Accumulated other comprehensive income/(loss):
      Unrealized gain on hedging activity, net of taxes                                   217         348
      Minimum pension liability, net of taxes                                         (11,747)    (11,257)
                                                                                     --------    --------
         Total shareholder's equity                                                   243,847     211,537
                                                                                     --------    --------
         Total liabilities and shareholder's equity                                  $779,973    $909,383
                                                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                      Fiscal Year Ended             Periods Ended            Fiscal Year Ended
                                                      -----------------  ----------------------------------  -----------------
                                                          Successor          Successor        Predecessor       Predecessor
                                                           June 26,      August 19, 2002 -  June 30, 2002 -       June 29,
                                                             2004          June 28, 2003    August 18, 2002         2002
                                                          ---------      -----------------  ---------------     -----------
Cash Flows from Operating Activities:
   Net income/(loss)                                      $  31,867          $  20,756         $     85          $(130,694)
   Adjustments to reconcile net income/(loss) to net
      cash provided by/(used in) operating
      activities -
         Goodwill impairment charge                               0                  0                0            179,025
         Amortization of certain intangible assets            1,798              2,262              144              1,147
         Depreciation                                        22,663             22,129            3,833             30,850
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                  7,330              9,197            1,201              6,968
         Gain on sale of Freshlike canned vegetable
            business                                         (6,263)                 0                0                  0
         Loss on sale of assets                                 217                  0                0                  0
         Loss on early extinguishment of debt                 4,018                  0                0                  0
         Equity in undistributed earnings of Great
            Lakes Kraut Company, LLC                              0             (1,109)            (277)            (1,795)
         Equity in undistributed earnings of CoBank               0                (29)               0                (97)
         Transitional Service Agreement with Pro-Fac
            Cooperative, Inc.                                  (525)              (455)               0                  0
         Provision/(benefit) for deferred taxes              16,703             13,481                0            (31,934)
         Provision for losses on accounts receivable            298                570                0                557
   Change in assets and liabilities:
      Accounts receivable                                    (5,892)            13,541            1,818             16,935
      Inventories and prepaid manufacturing expense          17,365            106,699          (33,170)            22,800
      Income taxes (payable)/refundable                       1,648             (1,211)             (75)             1,151
      Accounts payable and other accrued expenses             6,475            (10,092)         (10,972)           (68,640)
      Due to/(from) Pro-Fac Cooperative, Inc., net             (721)           (13,433)           8,649            (11,485)
      Other assets and liabilities, net                       7,522             (7,623)             909               (142)
                                                          ---------          ---------         --------          ---------
Net cash provided by/(used in) operating activities         104,503            154,683          (27,855)            14,646
                                                          ---------          ---------         --------          ---------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment               (24,397)           (14,175)          (2,187)           (15,026)
   Proceeds from disposals                                   24,829             27,349                0                595
   Proceeds from note receivable                                  0              4,978                0                  0
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc.                                        (300)              (700)               0                  0
   Proceeds from investment in CoBank                         2,923              3,053            1,115              5,114
   Repayments from/(advances to) Great Lakes Kraut
      Company, LLC                                                0              6,285           (1,512)             4,016
   Disposition of investment in Great Lakes Kraut
      Company, LLC                                                0             13,900                0                  0
                                                          ---------          ---------         --------          ---------
Net cash provided by/(used in) investing activities           3,055             40,690           (2,584)            (5,301)
                                                          ---------          ---------         --------          ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                       0            270,000                0                  0
   Birds Eye Holdings, Inc. contribution, net                 1,064            175,590                0                  0
   Payments on Subordinated Promissory Note                       0            (25,000)               0                  0
   Net (payments)/proceeds on prior revolving credit
      facility                                                    0            (22,000)          22,000                  0
   Payments on long-term debt                              (169,636)          (402,488)            (292)           (11,790)
   Payment of premium and fees on early
      extinguishment of debt                                 (8,937)                 0                0                  0
   Payments on Termination Agreement and other
      payments to Pro-Fac Cooperative, Inc.                 (10,000)           (12,118)               0                  0
   Payments on capital leases                                  (918)              (775)             (38)              (620)
   Cash paid for debt issuance costs                              0            (24,743)               0                  0
   Cash paid for transaction fees                                 0             (6,000)               0                  0
   Cash paid for debt amendments                                  0                  0                0             (1,694)
   Capital contribution by Pro-Fac Cooperative, Inc.              0                  0                0             11,789
                                                          ---------          ---------         --------          ---------
Net cash (used in)/provided by financing activities        (188,427)           (47,534)          21,670             (2,315)
                                                          ---------          ---------         --------          ---------
Net change in cash and cash equivalents                     (80,869)           147,839           (8,769)             7,030
Cash and cash equivalents at beginning of period            153,756              5,917           14,686              7,656
                                                          ---------          ---------         --------          ---------
Cash and cash equivalents at end of period                $  72,887          $ 153,756         $  5,917          $  14,686
                                                          =========          =========         ========          =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for :
      Interest                                            $  27,765          $  36,543         $  3,837          $  62,901
                                                          =========          =========         ========          =========
      Income taxes paid, net                              $      74          $   3,906         $    134          $   1,298
                                                          =========          =========         ========          =========
Supplemental schedule of non-cash investing and
   financing activities:
   Capital lease obligations incurred                     $   4,177          $      49         $      0          $   3,185
                                                          =========          =========         ========          =========
   Birds Eye Holdings, Inc. investment                    $       0          $  32,100         $      0          $       0
                                                          =========          =========         ========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has three primary segments in which it markets its products, they include: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

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

Fiscal Year: The fiscal year of Birds Eye Foods ends on the last Saturday in June. Fiscal 2004, 2003 and 2002 comprised 52 weeks.

Recently Adopted and New Accounting Pronouncements: In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Company has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 as required by the interpretation. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in the balance sheet. The Company has adopted SFAS No. 150 and the adoption did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS No. 132"). Revised SFAS No. 132 revises employers' required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. See NOTE 12 to the "Notes to Consolidated Financial Statements" for the required disclosures.

In May 2004, the FASB issued Staff position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The implementation of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts is approximately $1.0 million at June 26, 2004 and at June 28, 2003.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 26, 2004 and June 28, 2003 were $4.1 million and $7.6 million, respectively.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal years 2004, 2003, and 2002, amounted to approximately $0, $57,000, and $160,500, respectively.

Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over the next four-year period.

Prepaid Manufacturing Expense: The allocation of manufacturing overhead to finished goods produced is on the basis of a production period. Thus at the end of each period, certain costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of goods sold.

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

Assets held for sale are separately classified on the balance sheet. The recorded value represents estimated fair value less costs to sell.

Goodwill: Goodwill includes the cost in excess of the fair value of net identifiable assets acquired in purchase transactions. Under the current guidance of SFAS No. 142, goodwill is no longer amortized, but instead tested annually for impairment. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Other Intangible Assets: Other intangible assets include non-competition agreements, customer relationships, trademarks, and a trademark royalty agreement. Other intangible assets are amortized on a straight-line basis over four to fourteen years. Trademarks have been deemed to have an indefinite life and are, therefore, not amortized.

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

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred was approximately $4.7 million in fiscal 2004, $4.5 million in fiscal 2003, and $2.8 million in fiscal 2002.

Derivative Financial Instruments: The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures of the Company's hedging activities.

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on our products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The accrual for promotional activities at June 26, 2004 and June 28, 2003 was $11.7 million and $10.7 million, respectively.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet. See NOTE 11 to the "Notes to Consolidated Financial Statements."

Pension and Postretirement Benefits other than Pensions: The Company and its subsidiaries have several pension plans and participate in various union pension plans. In addition, the Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees of the Company. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 12 to the "Notes to Consolidated Financial Statements" for additional related disclosures.

Casualty Insurance: The Company is primarily self-insured for workers compensation and automobile liability. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 26, 2004 and June 28, 2003 was $7.2 million and $5.3 million, respectively.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, sales allowances and promotions.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are expensed when incurred. Advertising expense incurred in fiscal year 2004, 2003, and 2002, amounted to approximately $17.5 million, $29.0 million, and $18.2 million, respectively.

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

Earnings Per Share Data Omitted: The guidance of SFAS No. 128, "Earnings per Share," requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. Birds Eye Foods common stock is not publicly traded and, therefore, earnings per share amounts are not presented.

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

     Long-Term Investments: The carrying value of the investment in CoBank was $2.6 million at June 26, 2004. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 10 to the "Notes to Consolidated Financial Statements."

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into the Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

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

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the closing date. Additional units have been issued subsequent to the Closing Date. As of June 26, 2004, an additional $0.4 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The management investors, together with Vestar and Pro-Fac are parties to a Securityholders Agreement and a Limited Liability Company Agreement, which are described in Part III, Item 13 of this Report under the heading "Certain Relationships and Related Transactions - Certain Agreements Relating to the Transaction."

Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

The Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The final allocation of purchase was determined during the year ended June 28, 2003 and was based on valuations and other studies which provide the basis for such an allocation.

Holdings Inc. has "pushed down" its purchase accounting to Birds Eye Foods. In accordance with generally accepted accounting principles, the excess investment made by Holdings Inc. over the fair value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $46.5 million. See NOTE 3 for further discussion of goodwill and intangible assets. The allocation of the investment was as follows:

(Dollars in Thousands)

                                  Amount
                                ---------
Working capital(1)              $ 278,532
Fixed assets                      218,610
Intangibles:
   Trade names                    154,700
   Customer relationships           8,000
   Backlog                            527
   Other intangibles               11,161
Goodwill                           46,500
Other non-current assets           68,224
Long-term debt                   (498,414)
Other non-current liabilities     (86,150)
                                ---------
      Total investment          $ 201,690
                                =========

(1)  Includes $169 million of cash invested by Holdings LLC in Birds Eye Foods.

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and to relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Approximately $1.7 million has been liquidated as of June 26, 2004.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of the exit plan. The facilities impacted include those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas, the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. The Company intends to dispose of these properties. See NOTE 5 to the "Notes to Consolidated Financial Statements" for further disclosure relating to sales of facilities and businesses. In connection with these closings, 309 full-time production employees were notified of their termination and benefit arrangements. Additional costs to complete the exit plan included facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of June 26, 2004. Adjustments to this liability reflect additional information previously unavailable and the result of further negotiations completed by management:

(Dollars in Millions)

                            Contractual      Severance
                           Penalties and        and
                            Other Costs    Related Costs
                           -------------   -------------
Initial liability              $ 6.2           $ 2.3
Utilization                     (4.9)           (1.8)
Adjustments                     (0.6)           (0.5)
                               -----           -----
Balance at June 26, 2004       $ 0.7           $ 0.0
                               =====           =====

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of the periods presented.

(Dollars in Thousands)

                                          Predecessor        Predecessor
                                        June 30, 2002 -   Fiscal Year Ended
                                           August 18,          June 29,
                                              2002               2002
                                        ---------------   -----------------
Net sales                                   $98,076            $943,886
Income before discontinued operations       $   990            $ 31,361
Net income                                  $   832            $ 29,721

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

NOTE 3. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

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

During the quarter ended June 26, 2004 and the quarter ended June 28, 2003, the Company performed the annual impairment test as required by SFAS No. 142. The fair value of the Company's reporting units was determined and was compared to their carrying value, indicating that no impairment exists at this time.

A summary of changes in the Company's goodwill during fiscal 2004 by business segment is outlined as follows:

(Dollars in Thousands)

                 Successor                      Disposition   Successor
                  June 28,                     of Freshlike    June 26,
                    2003     Adjustments (1)     Canned(2)       2004
                 ---------   ---------------   ------------   ---------
Branded frozen    $27,760        $(1,024)         $   0        $26,736
Branded dry         9,290           (139)          (301)         8,850
                  -------        -------          -----        -------
Total             $37,050        $(1,163)         $(301)       $35,586
                  =======        ========         =====        =======

(1) Represents adjustments related to a reduction in contractual penalties and severance and related costs to reflect additional information previously unavailable.

(2) Represents the amount of goodwill removed as a result of the disposition of the Freshlike canned vegetable business. See NOTE 5 to the "Notes to Consolidated Financial Statements."

A summary of changes in the Company's goodwill during the Successor period from August 19, 2002 - June 28, 2003 by business segment is outlined as follows:

(Dollars in Thousands)

                 August 19,      Effects of      Disposition    June 28,
                    2002      the Transaction   of Veg-All(1)     2003
                 ----------   ---------------   -------------   --------
Branded frozen       $0           $27,760          $     0       $27,760
Branded dry           0            18,740           (9,450)        9,290
                    ---           -------          -------       -------
Total                $0           $46,500          $(9,450)      $37,050
                    ===           =======          =======       =======

(1) Represents the amount of goodwill removed as a result of the disposition of the Veg-All business. See NOTE 5 to the "Notes to Consolidated Financial Statements."

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 4 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                        Successor                 Successor
                                         June 26,                  June 28,
                                           2004                      2003
                                 -----------------------   -----------------------
                                   Gross                     Gross
                                 Carrying    Accumulated   Carrying    Accumulated
                                  Amount    Amortization    Amount    Amortization
                                 --------   ------------   --------   ------------
Amortized intangible assets:
   Covenants not to compete      $    588     $  (298)     $    588     $  (139)
   Customer relationships           8,000      (1,667)        8,000        (778)
   Other                           10,406      (1,406)       10,406        (656)
                                 --------     -------      --------     -------
      Total                      $ 18,994     $(3,371)     $ 18,994     $(1,573)
                                 --------     -------      --------     -------
Unamortized intangible assets:
   Trademarks                     148,500                   150,900
                                 --------                  --------
      Total                      $167,494                  $169,894
                                 ========                  ========

During fiscal 2004, trademarks were reduced by approximately $2.4 million in conjunction with the sale of the Freshlike canned vegetable business. See NOTE 5 to the "Notes to Consolidated Financial Statements" for more information.

The aggregate amortization expense associated with intangible assets was approximately $1.8 million for fiscal 2004, $2.3 million for the successor period August 19, 2002 through June 28, 2003, $0.1 million for the predecessor period June 30, 2002 through August 18, 2002, and $1.1 million for fiscal 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2005   $1,778
2006   $1,778
2007   $1,650
2008   $1,639
2009   $1,639

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $26.0 million as of June 26, 2004 and $32.8 million as of June 28, 2003.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002 were $48.8 million, $56.8 million, and $71.7 million, respectively.

Unlike the Old Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income. Under the Old Marketing and Facilitation Agreement, in any year in which the Company had earnings on products which were processed from crops supplied by Pro-Fac, the Company paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of the Company (before dividing with Pro-Fac). In years in which the Company had losses on crops supplied by Pro-Fac, the Company reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of the Company (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For the fiscal year ended June 29, 2002, Pro-Fac's share of income was $16.8 million.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

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

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods generally provides such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services provided to Pro-Fac has been estimated at approximately $1.1 million. The amount of the obligation outstanding under the Transitional Services Agreement as of June 26, 2004 was $0.1 million. This obligation is reduced on a straight-line basis over the term of the agreement and as services are provided. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac was also an employee of Birds Eye Foods from August 19, 2002 through August 19, 2004; during such time, he reported to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the chief executive officer or other representatives of Birds Eye Foods. The Transitional Services Agreement terminated by its terms on August 19, 2004.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. As of June 26, 2004, there was $1.1 million outstanding under this Credit Agreement.

In addition, prior to the Transaction, certain amounts totaling $36.5 million owed by Pro-Fac to Birds Eye Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

NOTE 5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations:

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 from this transaction.

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

On September 25, 2002, the Company sold its applesauce business to Knouse Foods. Applesauce had been produced in the Company's Red Creek, New York and Fennville, Michigan facilities. This sale resulted in the closure of the Red Creek, New York facility. The Michigan plant continues to operate as a production facility for fillings and toppings.

No gain or loss was recognized as a result of the disposition of the popcorn, applesauce and Veg-All businesses and facilities.

The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of the businesses described above as discontinued operations and their operations are, therefore, excluded from continuing operations. All prior period Statements of Operations have been reclassified to reflect the discontinuance of these operations.

The operating results of those businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

                                      Fiscal Year Ended               Periods Ended             Fiscal Year Ended
                                      -----------------   -----------------------------------   -----------------
                                          Successor           Successor         Predecessor        Predecessor
                                           June 26,       August 19, 2002 -   June 30, 2002 -        June 29,
                                             2004           June 28, 2003     August 18, 2002          2002
                                      -----------------   -----------------   ---------------   -----------------
Net sales                                  $11,694             $45,833            $5,651             $66,654
                                           =======             =======            ======             =======
Income before income taxes                 $ 7,072             $   239            $ (268)            $(1,561)
Income tax (provision)/benefit              (2,750)             (1,075)              110                 (79)
                                           -------             -------            ------             -------
Discontinued operations, net of tax        $ 4,322             $  (836)           $ (158)            $(1,640)
                                           =======             =======            ======             =======

Assets Held for Sale:

In connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production to create more efficient facilities.

Having met the criteria outlined in SFAS 144, properties in Green Bay, Wisconsin, Barker, New York and Red Creek, New York are classified as assets held for sale on the Company's Consolidated Balance Sheet as of June 26, 2004. The Company is actively marketing these properties for sale.

During fiscal 2004, the Company sold the following facilities which had previously been recorded as held for sale as a result of consolidation efforts:
On March 10, 2004, the Company sold its facility located in Bridgeville, Delaware to The Pictsweet Company for $2.0 million. On February 27, 2004, the Company sold its facility located in Lawton, Michigan to the Honee Bear Canning Company for $1.0 million. On December 22, 2003, the Company sold vacant land located in Sodus, Michigan to Leco Corp. for $0.3 million. On December 4, 2003, the Company sold its facilities located in Uvalde, Texas and Alamo, Texas to TAFMI, Inc. for $3.1 million. On September 26, 2003, the Company sold its fresh production operation at Montezuma, Georgia to Flint River Foods, LLC for $1.5 million. On July 21, 2003, the Company sold equipment at the leased facility in Oxnard, California to Coastal Green Frozen Foods, LLC for $0.3 million. No gain or loss was recognized as a result of the disposition of these facilities and equipment.

The Company has also included in assets held for sale facilities located in Enumclaw, Washington; Sodus, Michigan; Alton, New York and Cincinnati, Ohio. These facilities are being actively marketed for sale.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at estimated fair value less costs to sell are as follows:

(Dollars in Thousands)

                                                           Successor   Successor
                                                            June 26,    June 28,
                                                              2004        2003
                                                           ---------   ---------
Inventories                                                  $    0     $    80
Property, plant and equipment, net                            6,848      13,421
                                                             ------     -------
   Total                                                     $6,848     $13,501
                                                             ======     =======

NOTE 6. INVENTORIES

The major classes of inventories, net of reserves of $4.1 million and $7.6 million, as of June 26, 2004 and June 28, 2003, respectively, are as follows:

(Dollars in Thousands)

                                                           Successor   Successor
                                                            June 26,    June 28,
                                                              2004        2003
                                                           ---------   ---------
Finished goods                                              $158,090    $185,983
Raw materials and supplies                                    22,993      20,601
                                                            --------    --------
   Total inventories                                        $181,083    $206,584
                                                            ========    ========

NOTE 7. GREAT LAKES KRAUT COMPANY, LLC TRANSACTION

On July 1, 1997, the Company and Flanagan Brothers, Inc. ("Flanagan Brothers") of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This company, Great Lakes Kraut Company LLC, ("GLK") operated as a New York limited liability company with ownership and earnings divided equally between the two owners. The joint venture was accounted for using the equity method of accounting.

Birds Eye Foods reached an agreement with Flanagan Brothers to transfer the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, pursuant to certain "buy-sell" provisions of the limited liability company agreement of GLK (the "GLK Transaction"). At the closing, GLK repaid $5.2 million to Birds Eye Foods for certain working capital loans made to GLK by Birds Eye Foods. The GLK Transaction closed effective March 2, 2003, at which time the operating assets and liabilities of GLK were transferred to a 100 percent owned subsidiary of Flanagan Brothers. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                                                     Fiscal Year
                                                   June 30, 2002 -      Ended
                                                    March 1, 2003      June 29,
                                                     (Unaudited)         2002
                                                   ---------------   -----------
Net sales and other revenue                            $25,907         $36,324
Gross profit                                           $ 4,101         $ 5,008
Operating income                                       $ 2,612         $ 3,465
Net income                                             $ 4,094         $ 4,914

NOTE 8. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 26, 2004 and June 28, 2003:

(Dollars in Thousands)

                                                Successor                       Successor
                                                 June 26,                        June 28,
                                                  2004                             2003
                                      -----------------------------   -----------------------------
                                        Owned     Leased                Owned     Leased
                                       Assets     Assets     Total     Assets     Assets     Total
                                      --------   -------   --------   --------    ------   --------
Land                                  $ 12,240   $    0    $ 12,240   $ 12,640   $     0   $ 12,640
Land improvements                        3,693        0       3,693      3,706         0      3,706
Buildings                               60,763      395      61,158     58,125       395     58,520
Machinery and equipment                148,534    4,632     153,166    131,167     3,869    135,036
Construction in progress                 9,472        0       9,472      8,944         0      8,944
                                      --------   ------    --------   --------   -------   --------
                                       234,702    5,027     239,729    214,582     4,264    218,846
Less accumulated depreciation          (40,937)    (947)    (41,884)   (22,183)   (1,464)   (23,647)
                                      --------   ------    --------   --------   -------   --------
Net                                   $193,765   $4,080    $197,845   $192,399   $ 2,800   $195,199
                                      ========   ======    ========   ========   =======   ========
Obligations under capital leases(1)              $3,879                          $ 2,537
Less current portion                               (851)                            (704)
                                                 ------                          -------
Long-term portion                                $3,028                          $ 1,833
                                                 ======                          =======

(1) Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.5 million, $0.3 million, and $0.5 million, in fiscal 2004, 2003, and 2002, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 26, 2004.

(Dollars in Thousands)

        Fiscal Year Ending Last           Capital   Operating   Total Future
            Saturday In June               Leases     Leases     Commitment
---------------------------------------   -------   ---------   ------------
      2005                                $  925     $ 7,311       $ 8,236
      2006                                   937       6,286         7,223
      2007                                   809       4,781         5,590
      2008                                   757       4,340         5,097
      2009                                   727       3,037         3,764
   Later years                                60       9,312         9,372
                                          ------     -------       -------
Net minimum lease payments                 4,215     $35,067       $39,282
                                                     =======       =======
Less amount representing interest           (336)
                                          ------
Present value of minimum lease payments   $3,879
                                          ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $9.6 million, $11.8 million, and $11.5 million for fiscal years 2004, 2003, and 2002, respectively.

NOTE 9. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 26, 2004, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2004 to June 2005 for 133 million pesos. The forward contracts hedge approximately 80 percent of the Company's planned intercompany sales.

At June 26, 2004, the fair value of the open contracts was an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 26, 2004, a net loss of approximately $44,000 has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on April 15, 2004, which matures June 30, 2005. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. At June 26, 2004, the Company had open swaps hedging approximately 80 percent of its planned corrugated requirements. The fair value of the agreements is an after-tax gain of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity.

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on February 26, 2004 designated as a cash flow hedge of its forecasted polyethylene purchases. The termination date for the agreement is June 30, 2005. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $72,000 recorded in accumulated other comprehensive income in shareholder's equity.

NOTE 10. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                           Successor   Successor
                                                            June 26,    June 28,
                                                              2004        2003
                                                           ---------   ---------
Term Loan Facility                                         $252,859    $268,650
Senior Subordinated Notes                                    51,433     207,086
Other                                                             0       3,845
                                                           --------    --------
Total debt                                                  304,292     479,581
Less current portion                                         (2,700)    (19,611)
                                                           --------    --------
Total long-term debt                                       $301,592    $459,970
                                                           ========    ========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. There were no borrowings on the Revolving Credit Facility as of June 26, 2004.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 26, 2004, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of June 26, 2004, the interest rate under the Term Loan Facility was approximately 4.05 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. As of June 26, 2004, there is no excess cash flow to be paid under the Term Loan facility. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

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

During fiscal 2004, the Company negotiated an amendment to its Senior Credit Facility. The amendment provided the Company with the ability to repay $150.0 million of its Senior Subordinated Notes which occurred in November 2003. See "Senior Subordinated Notes - 11 7/8 Percent (due 2008)" below. In addition, provided the satisfaction of certain conditions, the amendment permits repayment of the balance of the Senior Subordinated Notes prior to maturity.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See Note 14 to the "Notes to Consolidated Financial Statements."

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 14 to the "Notes to Consolidated Financial Statements."

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. Additionally, in order to facilitate the Transaction, Birds Eye Foods sought and obtained the consent of the holders of the Notes to amend or waive certain provisions in the indenture governing the Notes. The Company is in compliance with covenants, restrictions, and requirements under the Notes.

In connection with the Transaction, the Company recorded the Notes at estimated fair value, $208.2 million.

On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the elimination of the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.4 million at June 26, 2004 is being amortized against interest expense over the remaining life of the outstanding Notes.

Revolving Credit Facility: Borrowings under the short-term Revolving Credit Facility were as follows:

(Dollars in Thousands)

                                                             Fiscal Years Ended
                                                   -------------------------------------
                                                   Successor   Predecessor   Predecessor
                                                    June 26,     June 28,      June 29,
                                                      2004         2003          2002
                                                   ---------   -----------   -----------
Balance at fiscal year end                          $     0      $     0      $      0
Rate at fiscal year end                                 0.0%         0.0%          0.0%
Maximum outstanding during the period               $67,700      $29,100      $136,300
Average amount outstanding during the period        $10,800      $ 6,300      $ 83,300
Weighted average interest rate during the period        3.1%         4.7%          5.6%

As of June 26, 2004, there were $23.8 million in letters of credit outstanding under the Revolving Credit Facility.

Fair Value: The estimated fair value of long-term debt outstanding, including the current portion, was approximately $305.9 million and $487.3 million at June 26, 2004 and June 28, 2003, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

Other Debt: Other debt carried rates ranging from 2.00 to 5.76 percent and matured in fiscal 2004.

NOTE 11. TAXES ON INCOME

The tax (provision)/benefit on income/(loss) from continuing operations includes the following:

(Dollars in Thousands)

                      Fiscal Year Ended              Periods Ended              Fiscal Year Ended
                      -----------------   -----------------------------------   -----------------
                          Successor          Predecessor        Predecessor        Predecessor
                          June 26,        August 19, 2002 -   June 30, 2002 -         June 29,
                            2004            June 28, 2003     August 18, 2002           2002
                      -----------------   -----------------   ---------------   -----------------
Federal -
   Current                $  1,486            $  3,998            $(2,546)           $ 1,455
   Deferred                (14,821)            (17,130)             2,253             28,741
                          --------            --------            -------            -------
                           (13,335)            (13,132)              (293)            30,196
                          --------            --------            -------            -------
State and foreign -
   Current                     165                 445               (284)            (1,819)
   Deferred                 (2,268)             (1,739)               408              3,192
                          --------            --------            -------            -------
                            (2,103)             (1,294)               124              1,373
                          --------            --------            -------            -------
                          $(15,438)           $(14,426)           $  (169)           $31,569
                          ========            ========            =======            =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to pretax income/(loss) from continuing operations is as follows:

                                        Fiscal Year               Periods Ended                Fiscal Year
                                           Ended       -----------------------------------        Ended
                                       -------------       Successor         Predecessor     --------------
                                         Successor     August 19, 2002 -   June 30, 2002 -     Predecessor
                                       June 26, 2004     June 28, 2003     August 18, 2002    June 29, 2002
                                       -------------   -----------------   ---------------   --------------
Statutory federal rate                     35.0%             35.0%              35.0%              35.0%
State and foreign income taxes, net
   of federal income tax benefit            4.9%              4.9%              (1.7)%              0.8%
Goodwill and other intangible assets        0.0%              0.0%               0.0%             (15.8)%
Meals and entertainment                     0.3%              0.4%               3.3%              (0.1)%
Other, net                                 (4.3)%            (0.2)%              4.4%              (0.2)%
                                           ----              ----               ----               ----
   Effective Tax Rate                      35.9%             40.1%              41.0%              19.7%
                                           ====              ====               ====               ====

Deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                           Successor   Successor
                                                            June 26,    June 28,
                                                              2004        2003
                                                           ---------   ---------
Liabilities -
   Depreciation                                            $(32,841)   $(23,727)
   Goodwill and other intangible assets                     (27,983)    (24,122)
   Prepaid manufacturing expense                             (4,554)     (4,689)
                                                           --------    --------
      Total deferred tax liabilities                        (65,378)    (52,538)
                                                           --------    --------
Assets -
   Inventories                                                8,195      13,888
   Credits and operating loss carryforwards                  37,835      27,667
   Insurance accruals                                         3,798       2,162
   Pension/OPEB accruals                                     20,256      18,062
   Termination Agreement with Pro-Fac Cooperative, Inc.      10,106      12,774
   Restructuring reserves                                       585       3,300
   Premium on Senior Subordinated Notes                         841       4,379
   Lease premiums                                             1,921       2,116
   Other                                                      3,390       3,924
                                                           --------    --------
      Total deferred tax assets                              86,927      88,272
                                                           --------    --------
   Net deferred tax assets                                   21,549      35,734
   Valuation allowance                                      (18,873)    (16,293)
                                                           --------    --------
      Total                                                $  2,676    $ 19,441
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

As of June 26, 2004, the Company maintained a valuation allowance in the amount of $18.9 million. The valuation allowance was established for foreign and state net operating losses and state tax credits. As the Company cannot assure that realization of the net operating losses and credits is more likely than not to occur, a valuation allowance has been established.

As of June 26, 2004, the Company has a federal net operating loss carryforward of $36.5 million and federal credits of $2.7 million. The federal net operating loss carryforwards will expire on or before June 2024. The federal credit consists primarily of minimum tax credits. This credit will never expire. In addition to these federal carryforwards, the Company has varying state net operating loss carrryforwards depending on whether it files on a combined or separate company basis by jurisdiction. The tax effect of these state net operating losses is $11 million. The Company has state credits totaling $8.5 million of which $2 million expire on or before June 2018. The remaining $6.5 million in state credits will never expire. The expiration dates of the state net operating losses vary. Ultimately, all state net operating losses will expire on or before June 2024, if not utilized by the Company. The Company's June 26, 2004 foreign net operating loss is $2.6 million. These foreign net operating losses expire on or before June 2009.

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

In conjunction with the Transaction, and effective August 19, 2002, the Company no longer files a consolidated return with Pro-Fac. However, the Company does file a consolidated return with Birds Eye Holdings Inc. In addition, the Company does not qualify as a cooperative under Subchapter T of the Internal Revenue Code. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

NOTE 12. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company currently has primarily noncontributory defined-benefit plans covering substantially all hourly employees.

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

For purposes of this disclosure, all defined-benefit pension plans have been combined. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. Plan assets do not include any of the Company's own equity or debt securities.

As a result of the Transaction, the Company recorded the projected benefit obligation in the purchase price allocation, effectively recognizing previously unrecognized actuarial losses and unrecognized prior service costs of $10.4 million.

The measurement date used to determine pension benefit measurements for the Company's pension plans is March 31 of a given calendar year.

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category at March 31, 2004 and March 31, 2003.

                                                           March 31,   March 31,
                                                              2004        2003
                                                           ---------   ---------
Asset category:
   Cash and cash equivalents                                  13.0%        1.6%
   Debt securities                                            27.1        39.9
   Equity securities                                          53.6        50.9
   Real estate                                                 6.3         7.6
   Other                                                       0.0         0.0
                                                             -----       -----
      Total                                                  100.0%      100.0%
                                                             =====       =====

The Company uses multiple investment funds and managers for investment of the assets of the plans. Oversight of the investment advisors is provided by an outside investment consulting firm and the Investment Committee. The investment performance and adherence to investment policy is reviewed quarterly by the Committee. The investment objective for the plans is to maintain a well-diversified portfolio of assets using multiple managers and diversified asset classes and styles to optimize the long-term return on plan assets at a moderate level of risk.

The Company has established the following general target asset allocation mix for its plan investments.

                                                                          Target
                                                                          ------
Equities                                                                    60%
Fixed Income                                                                35%
Real Estate                                                                  5%
                                                                           ---
   Total                                                                   100%
                                                                           ===

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 26, 2004 and June 28, 2003.

(Dollars in Thousands)

                                                                                      Pension Benefits
                                                                                   ---------------------
                                                                                     Fiscal Years Ended
                                                                                   ---------------------
                                                                                   Successor   Successor
                                                                                    June 26,    June 28,
                                                                                      2004        2003
                                                                                   ---------   ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                                       $122,426    $106,371
   Service cost                                                                       4,976       4,007
   Interest cost                                                                      7,849       7,683
   Plan participants' contributions                                                      66          76
   Plan amendments                                                                        0          45
   Actuarial loss                                                                     9,855      12,765
   Benefits paid                                                                     (9,567)     (8,521)
                                                                                   --------    --------
      Benefit obligation at end of period                                           135,605     122,426
                                                                                   --------    --------
Change in plan assets:
   Fair value of plan assets at beginning of period                                  67,278      87,066
   Actual return/(loss) on plan assets                                               15,257     (12,083)
   Employer contribution                                                             14,768         715
   Plan participants' contributions                                                      66          76
   Benefits paid                                                                     (9,567)     (8,521)
   Adjustment for prior business combination                                              0          25
                                                                                   --------    --------
      Fair value of plan assets at end of period                                     87,802      67,278
                                                                                   --------    --------
   Plan funded status                                                               (47,803)    (55,148)
   Unrecognized prior service cost                                                       39          45
   Unrecognized net actuarial loss                                                   23,345      23,295
   Employer contributions during period from measurement date to fiscal year-end          0      14,440
                                                                                   --------    --------
      Accrued benefit liability net of additional minimum pension liability        $(24,419)   $(17,368)
                                                                                   ========    ========
Amounts recognized in the balance sheet:
   Accrued benefit liability                                                       $(43,683)   $(50,277)
   Prepaid pension cost                                                                   0      14,440
   Intangible asset                                                                      39          45
   Accumulated other comprehensive loss - minimum pension liability(1)               19,225      18,424
                                                                                   --------    --------
      Net amount recognized                                                        $(24,419)   $(17,368)
                                                                                   ========    ========
Amounts included in other comprehensive (loss)/income:
   (Decrease)/increase in intangible asset                                         $     (6)   $     45
   Increase in additional minimum pension liability                                    (795)    (17,896)
                                                                                   --------    --------
      Total amounts included in other comprehensive (loss)/income                  $   (801)   $(17,851)
                                                                                   ========    ========
Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                                                 6.0/7.3%        6.6%
      Rate of compensation increase                                                 3.8/3.5%    3.8/3.5%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                                                 7.3/6.6%        6.6%
      Expected return on plan assets(2)                                             8.0/8.5%    8.0/8.5%
      Rate of compensation increase                                                 3.8/3.5%    3.8/3.5%

The accumulated benefit obligation for all defined benefit pension plans was $131.5 million and $117.5 million at June 26, 2004 and June 28, 2003, respectively.

(1) The fair value of the Company's pension plan assets was below the accumulated benefit obligation at the plan's March measurement date in fiscal 2004 and fiscal 2003 by $19.2 million and $18.4 million, respectively. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the net of tax amount of $11.7 million and $11.3 million of accumulated other comprehensive loss as of June 26, 2004 and June 28, 2003, respectively, was included on the balance sheet.

(2) To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption.

Net periodic benefit cost in fiscal years 2004, 2003, and 2002 is comprised of the following:

                                                       Pension Benefits
                                             -----------------------------------
                                                      Fiscal Years Ended
                                             -----------------------------------
                                             Successor   Successor   Predecessor
                                              June 26,    June 28,     June 29,
                                                2004        2003         2002
                                             ---------   ---------   -----------
Components of net periodic benefit cost:
   Service cost                               $ 4,976     $ 4,007      $ 4,227
   Interest cost                                7,849       7,683        7,604
   Expected return on plan assets              (6,422)     (6,621)      (8,931)
   Amortization of prior service cost               6          15          124
   Amortization of loss/(gain)                    969          17         (609)
                                              -------     -------      -------
Net periodic benefit cost - Company plans       7,378       5,101        2,415
Net periodic benefit cost - union plans           523         670          841
                                              -------     -------      -------
Total periodic benefit cost                     7,901       5,771        3,256
Gain from pension curtailment, net                  0           0       (2,472)
                                              -------     -------      -------
Total pension cost                            $ 7,901     $ 5,771      $   784
                                              =======     =======      =======

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994. In December 2000, the Company adopted an additional SERP to provide additional retirements benefits to the Company's Chief Executive Officer.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                         Master Hourly                  Master Salaried                  Excess Benefit
                                          Pension Plan                  Retirement Plan                 Retirement Plan
                                       Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                                 -----------------------------   -----------------------------   -----------------------------
                                   Successor       Successor       Successor       Successor       Successor       Successor
                                 June 26, 2004   June 28, 2003   June 26, 2004   June 28, 2003   June 26, 2004   June 28, 2003
                                 -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation        $83,842         $76,124         $46,177         $41,654          $1,060           $933
Accumulated benefit obligation       81,087          72,938          44,885          40,023             987            867
Fair value of plan assets            57,447          47,112          30,105          19,906               0              0

                                     Supplemental Executive          Supplemental Executive          Southland Frozen Foods
                                      Retirement Plan No. 1        Retirement Agreement No. 2             Pension Plan
                                       Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                                 -----------------------------   -----------------------------   -----------------------------
                                   Successor       Successor       Successor       Successor       Successor       Successor
                                 June 26, 2004   June 28, 2003   June 26, 2004   June 28, 2003   June 26, 2004   June 28, 2003
                                 -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation         $1,967          $1,955          $2,263          $1,461           $296            $300
Accumulated benefit obligation        1,967           1,955           2,263           1,461            296             300
Fair value of plan assets                 0               0               0               0            250             260

The Company expects to contribute $1.9 million to its pension plans in fiscal year 2005.

Expected pension benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years are as follows:

(Dollars in Thousands)

Fiscal Year
-----------
2005          $ 7,221
2006          $ 7,174
2007          $ 7,622
2008          $ 7,979
2009          $ 8,302
2010 - 2014   $49,113

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

The measurement date used to determine pension benefit measurements for the Company's other postretirement benefit plans is March 31 of a given year.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 26, 2004 and June 28, 2003.

(Dollars in Thousands)

                                                                  Other Benefits
                                                              ---------------------
                                                                Fiscal Years Ended
                                                              ---------------------
                                                              Successor   Successor
                                                               June 26,    June 28,
                                                                 2004        2003
                                                              ---------   ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                   $ 3,638     $ 3,817
   Service cost                                                     49          43
   Interest cost                                                   226         266
   Plan amendments                                                   0        (114)
   Actuarial (gain)/loss                                           (79)         17
   Benefits paid                                                  (367)       (391)
                                                               -------     -------
      Benefit obligation at end of period                        3,467       3,638
                                                               -------     -------

Change in plan assets:
   Fair value of assets at beginning of period                       0           0
   Employer contribution                                           367         391
   Benefits paid                                                  (367)       (391)
                                                               -------     -------
      Fair value of assets at end of period                          0           0
                                                               -------     -------

   Plan funded status                                           (3,467)     (3,638)
   Unrecognized prior service benefit                              (86)       (114)
   Unrecognized actuarial gain                                     (61)         18
                                                               -------     -------
      Accrued benefit liability                                 (3,614)     (3,734)

Amounts recognized in the balance sheet:
   Accrued benefit liability                                   $(3,614)    $(3,734)
                                                               =======     =======

Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                                6.0%        6.6%
      Rate of compensation increase                                3.8%        3.8%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                                6.6%        7.4%
      Expected return on plan assets                               N/A         N/A
      Rate of compensation increase                                3.8%        3.8%

(Dollars in Thousands)

                                                      Other Benefits
                                           -----------------------------------
                                                    Fiscal Years Ended
                                           -----------------------------------
                                           Successor   Successor   Predecessor
                                            June 26,    June 28,     June 29,
                                              2004        2003         2002
                                           ---------   ---------   -----------
Components of net periodic benefit cost:
   Service cost                              $  49       $  43        $ 126
   Interest cost                               226         266          492
   Amortization of prior service cost          (29)        (60)        (141)
   Amortization of loss                          0           0          201
                                             -----       -----        -----
   Net periodic benefit cost                 $ 246       $ 249        $ 678
                                             =====       =====        =====

For measurement purposes, a 13.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004. The rate was assumed to decrease gradually to 5.0 percent for 2013 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

(Dollars in Thousands)

                                                                           1-Percentage     1-Percentage
                                                                          Point Increase   Point Decrease
                                                                          --------------   --------------
Effect on total of service and interest cost components for fiscal 2004        $ 11             $ (11)
Effect on postretirement benefit obligation at June 26, 2004                   $125             $(114)

The Company expects to make payments of $0.4 million to its other postretirement benefit plans in fiscal year 2005.

The Company expects to make post retirement benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years as follows:

(Dollars in Thousands)

Fiscal Year
-----------
2005          $  380
2006          $  400
2007          $  401
2008          $  372
2009          $  372
2010 - 2014   $1,628

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2004, 2003, and 2002, the Company allocated approximately $1.2 million, $1.3 million, and $1.3 million, respectively, in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintains a Non-Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The Company allocated $0.3 million each year during fiscal 2004, 2003, and 2002 in the form of matching contributions to this plan.

NOTE 13. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company has three primary segments in which it operates: branded frozen, branded dry, and non-branded.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley) and snacks (Tim's, Snyder of Berlin, and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, salad dressings, chili products, and fruit fillings and toppings. The Company's food service/industrial products include frozen and canned vegetables, salad dressings, fruit fillings and toppings, and canned and frozen fruit.

One customer accounted for 15 percent and 12 percent of the Company's consolidated net sales in fiscal 2004 and fiscal 2003, respectively. In addition, this customer represented 22 percent and 18 percent of the branded frozen segment's net sales in fiscal 2004 and fiscal 2003, respectively.

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                    Fiscal Year Ended              Periods Ended              Fiscal Year Ended
                                                    -----------------   -----------------------------------   -----------------
                                                        Successor          Predecessor        Predecessor         Predecessor
                                                         June 26,       August 19, 2002 -   June 30, 2002 -        June 29
                                                           2004           June 28, 2003     August 18, 2002          2002
                                                        ---------       -----------------   ---------------       -----------
Net sales:
   Branded frozen ...............................        $334.0              $305.0              $35.8             $ 368.8
   Branded dry ..................................         202.4               180.5               22.4               201.7
   Non-branded ..................................         307.0               279.4               39.9               373.4
                                                         ------              ------              -----             -------
Total continuing segments .......................        $843.4              $764.9              $98.1             $ 943.9
                                                         ======              ======              =====             =======
Operating income:
   Branded frozen ...............................        $ 57.7              $ 49.6              $ 4.7             $  75.2
   Branded dry ..................................          34.7                37.4                4.5                37.8
   Non-branded ..................................         (14.1)              (11.1)              (1.4)              (16.4)
   Corporate charges(1) .........................           0.0                 0.0               (0.0)               (2.6)
                                                         ------              ------              -----             -------
Continuing segment operating income .............          78.3                75.9                7.8                94.0
Gain from pension curtailment(2) ................           0.0                 0.0                0.0                 2.5
Goodwill impairment charge(1) ...................           0.0                 0.0                0.0              (179.0)
                                                         ------              ------              -----             -------
Operating income/(loss) before dividing with
   Pro-Fac ......................................          78.3                75.9                7.8               (82.5)
Loss on early extinguishment of debt ............          (4.0)                0.0                0.0                 0.0
Interest expense ................................         (31.3)              (39.8)              (7.4)              (61.3)
                                                         ------              ------              -----             -------
Pretax income/(loss) from continuing operations
   and before dividing with Pro-Fac .............        $ 43.0              $ 36.1              $ 0.4             $(143.8)
                                                         ======              ======              =====             =======
Total assets:
   Branded frozen ...............................        $325.1              $360.8                               $  300.0
   Branded dry ..................................         111.3               144.7                                  134.9
   Non-branded ..................................         228.3               274.2                                  372.8
   Other(3) .....................................         108.5               116.2                                   46.1
                                                         ------              ------                               -------
      Continuing segments .......................         773.2               895.9                                  853.8
   Assets held for sale .........................           6.8                13.5                                    3.9
                                                         ------              ------                               -------
         Total ..................................        $780.0              $909.4                               $  857.7
                                                         ======              ======                               ========
Depreciation expense:
   Branded frozen ...............................        $  8.1              $  7.1              $ 1.1             $   8.9
   Branded dry ..................................           3.3                 2.7                0.5                 4.1
   Non-branded ..................................          11.2                10.8                2.1                15.1
                                                         ------              ------              -----             -------
      Continuing segments .......................          22.6                20.6                3.7                28.1
   Discontinued operations ......................           0.1                 1.5                0.1                 2.8
                                                         ------              ------              -----             -------
         Total ..................................        $ 22.7              $ 22.1              $ 3.8             $  30.9
                                                         ======              ======              =====             =======
Amortization expense:
   Branded frozen ...............................        $  0.4              $  0.6              $ 0.0             $   0.0
   Branded dry ..................................           0.3                 0.4                0.0                 0.2
   Non-branded ..................................           1.1                 1.3                0.1                 0.9
                                                         ------              ------              -----             -------
         Total continuing segments ..............        $  1.8              $  2.3              $ 0.1             $   1.1
                                                         ======              ======              =====             =======
Capital expenditures:
   Branded frozen ...............................        $ 10.2              $  5.6              $ 1.3             $   3.0
   Branded dry ..................................           1.9                 3.7                0.2                 4.1
   Non-branded ..................................          12.3                 4.9                0.7                 7.9
                                                         ------              ------              -----             -------
      Total .....................................        $ 24.4              $ 14.2              $ 2.2             $  15.0
                                                         ======              ======              =====             =======

(1) Represents charges which are not allocated to individual segments. See NOTE 3 and NOTE 15 to the "Notes to Consolidated Financial Statements."

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Securities Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008. In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. Prior to the Transaction, the Company's obligations under the senior credit facilities with Harris Trust and Savings Bank were fully and unconditionally guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                                   Successor
                                                                            Statement of Operations
                                                                        Fiscal Year Ended June 26, 2004
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales ........................................    $ 825,144     $ 32,507        $    0       $(14,253)     $ 843,398
Cost of sales ....................................     (640,414)     (26,920)            0         14,471       (652,863)
                                                      ---------     --------        ------       --------      ---------
Gross profit .....................................      184,730        5,587             0            218        190,535
Selling, administrative, and general expense .....     (109,475)      (2,733)            0              0       (112,208)
Other (expense)/income ...........................      (37,584)      37,802             0           (218)             0
Income from subsidiaries .........................       39,812        2,535             0        (42,347)             0
                                                      ---------     --------        ------       --------      ---------
Operating income .................................       77,483       43,191             0        (42,347)        78,327
Interest (expense)/income ........................      (43,576)       6,541         5,709              0        (31,326)
Loss on early extinguishment of debt .............       (4,018)           0             0              0         (4,018)
                                                      ---------     --------        ------       --------      ---------
Pretax income from continuing operations .........       29,889       49,732         5,709        (42,347)        42,983
Tax benefit/(provision) ..........................        2,314      (17,752)            0              0        (15,438)
                                                      ---------     --------        ------       --------      ---------
Income before discontinued operations ............       32,203       31,980         5,709        (42,347)        27,545
Discontinued operations (net of a tax provision
   of $2,750) ....................................         (336)       4,658             0              0          4,322
                                                      ---------     --------        ------       --------      ---------
Net income .......................................    $  31,867     $ 36,638        $5,709       $(42,347)     $  31,867
                                                      =========     ========        ======       ========      =========

                                                                                    Successor
                                                                                  Balance Sheet
                                                                                  June 26, 2004
                                                       ---------------------------------------------------------------------
                                                        Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                       Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                       -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                             $ 72,701     $    186       $     0       $       0      $ 72,887
   Accounts receivable, net                                61,232        4,358             0               0        65,590
   Inventories -
      Finished goods                                      157,394          696             0               0       158,090
      Raw materials and supplies                           22,029          964             0               0        22,993
                                                         --------     --------       -------       ---------      --------
         Total inventories                                179,423        1,660             0               0       181,083
   Other current assets                                    38,245        2,160           967            (967)       40,405
                                                         --------     --------       -------       ---------      --------
         Total current assets                             351,601        8,364           967            (967)      359,965
   Property, plant and equipment, net                     172,670       25,175             0               0       197,845
   Investment in subsidiaries                             313,403       13,860             0        (327,263)            0
   Goodwill and other intangible assets, net               41,576      158,133             0               0       199,709
   Other assets                                            22,178       98,650        30,250        (128,624)       22,454
                                                         --------     --------       -------       ---------      --------
         Total assets                                    $901,428     $304,182       $31,217       $(456,854)     $779,973
                                                         ========     ========       =======       =========      ========
Liabilities and Shareholder's Equity
   Current portion of long-term debt                     $  2,700     $      0       $     0       $       0      $  2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                     9,220            0             0               0         9,220
   Accounts payable                                        74,889        1,807             0               0        76,696
   Accrued interest                                         2,120            0             0            (967)        1,153
   Intercompany loans                                       2,327       (2,327)            0               0             0
   Other current liabilities                               49,937        8,656             0               0        58,593
                                                         --------     --------       -------       ---------      --------
         Total current liabilities                        141,193        8,136             0            (967)      148,362
   Long-term debt                                         331,842            0             0         (30,250)      301,592
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                       16,830            0             0               0        16,830
   Other non-current liabilities                          167,716            0             0         (98,374)       69,342
                                                         --------     --------       -------       ---------      --------
         Total liabilities                                657,581        8,136             0        (129,591)      536,126
   Shareholder's equity                                   243,847      296,046        31,217        (327,263)      243,847
                                                         --------     --------       -------       ---------      --------
         Total liabilities and shareholder's equity      $901,428     $304,182       $31,217       $(456,854)     $779,973
                                                         ========     ========       =======       =========      ========

                                                                                       Successor
                                                                                 Statement of Cash Flows
                                                                             Fiscal Year Ended June 26, 2004
                                                          ---------------------------------------------------------------------
                                                           Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                          Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                          -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                              $  31,867     $ 36,638       $ 5,709       $(42,347)     $  31,867
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Depreciation                                         21,052        1,611             0              0         22,663
         Amortization of certain intangible assets             1,048          750             0              0          1,798
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                  10,691            0        (3,361)             0          7,330
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                           (525)           0             0              0           (525)
         Loss on sale of assets                                  213            4             0              0            217
         Gain on sale of Freshlike canned vegetable
            business                                             831       (7,094)            0              0         (6,263)
         Loss on early extinguishment of debt                  4,018            0             0              0          4,018
         Equity in undistributed earnings of
            subsidiaries                                       3,699       (1,922)            0         (1,777)             0
         Provision for deferred taxes                         16,703            0             0              0         16,703
         Provision for losses on accounts receivable             258           40             0              0            298
         Change in working capital                            23,992        3,372          (967)             0         26,397
                                                           ---------     --------       -------       --------      ---------
Net cash provided by operating activities                    113,847       33,399         1,381        (44,124)       104,503
                                                           ---------     --------       -------       --------      ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (24,060)        (337)            0              0        (24,397)
   Proceeds from disposals                                    15,099        9,730             0              0         24,829
   Proceeds from investment in CoBank                          2,923            0             0              0          2,923
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                                    (300)           0             0              0           (300)
                                                           ---------     --------       -------       --------      ---------
   Net cash provided by/(used in) investing activities        (6,338)       9,393             0              0          3,055
                                                           ---------     --------       -------       --------      ---------
Cash Flows From Financing Activities:
   Payment of premium and fees on early
      extinguishment of debt                                  (8,937)           0             0              0         (8,937)
   Payments on long-term debt                               (169,636)           0             0              0       (169,636)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                              (10,000)           0             0              0        (10,000)
   Payments on capital lease                                    (918)           0             0              0           (918)
   Birds Eye Holdings, Inc. contribution, net                  1,064            0             0              0          1,064
   Dividends paid                                                  0      (42,743)       (1,381)        44,124              0
                                                           ---------     --------       -------       --------      ---------
Net cash used in financing activities                       (188,427)     (42,743)       (1,381)        44,124       (188,427)
                                                           ---------     --------       -------       --------      ---------
Net change in cash and cash equivalents                      (80,918)          49             0              0        (80,869)
Cash and cash equivalents at beginning of period             153,619          137             0              0        153,756
                                                           ---------     --------       -------       --------      ---------
Cash and cash equivalents at end of period                 $  72,701     $    186       $     0       $      0      $  72,887
                                                           =========     ========       =======       ========      =========

                                                                                  Successor
                                                                           Statement of Operations
                                                                       August 19, 2002 - June 28, 2003
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                            $ 749,124     $ 29,787        $    0       $(14,011)     $ 764,900
Cost of sales                                         (576,678)     (22,799)            0         14,238       (585,239)
                                                     ---------     --------        ------       --------      ---------
Gross profit                                           172,446        6,988             0            227        179,661
Selling, administrative, and general expenses         (102,639)      (2,967)            0              0       (105,606)
Other (expense)/income                                 (39,920)      40,147             0           (227)             0
Income from former joint venture and subsidiaries       37,371          839             0        (36,440)         1,770
                                                     ---------     --------        ------       --------      ---------
Operating income before discontinued
   operations                                           67,258       45,007             0        (36,440)        75,825
Interest (expense)/income                              (50,194)       8,498         1,889              0        (39,807)
                                                     ---------     --------        ------       --------      ---------
Pretax income before discontinued operations            17,064       53,505         1,889        (36,440)        36,018
Tax benefit/(provision)                                  4,528      (18,954)            0              0        (14,426)
                                                     ---------     --------        ------       --------      ---------
Net (loss)/income before discontinued operations        21,592       34,551         1,889        (36,440)        21,592
Discontinued operations (net of a tax provision
   of $1,075)                                             (836)           0             0              0           (836)
                                                     ---------     --------        ------       --------      ---------
Net income                                           $  20,756     $ 34,551        $1,889       $(36,440)     $  20,756
                                                     =========     ========        ======       ========      =========

                                                                                      Predecessor
                                                                                Statement of Operations
                                                                            June 30, 2002 - August 18, 2002
                                                         ---------------------------------------------------------------------
                                                          Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                         Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                         -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                                 $ 95,600      $ 2,476        $ 1,069        $(1,069)      $ 98,076
Cost of sales                                              (73,508)      (1,611)        (1,432)         1,110        (75,441)
                                                          --------      -------        -------        -------       --------
Gross profit/(loss)                                         22,092          865           (363)            41         22,635
Selling, administrative, and general expenses              (14,596)        (488)             0              0        (15,084)
Other (expense)/income                                      (5,507)       5,507             41            (41)             0
Income from former joint venture and subsidiaries            4,543            0              0         (4,266)           277
                                                          --------      -------        -------        -------       --------
Operating income/(loss) before discontinued
   operations                                                6,532        5,884           (322)        (4,266)         7,828
Interest (expense)/income                                   (8,738)       1,322              0              0         (7,416)
                                                          --------      -------        -------        -------       --------
Pretax (loss)/income before discontinued operations         (2,206)       7,206           (322)        (4,266)           412
Tax benefit/(provision)                                      2,449       (2,572)           (46)             0           (169)
                                                          --------      -------        -------        -------       --------
Net income/(loss) before discontinued operations               243        4,634           (368)        (4,266)           243
Discontinued operations (net of a tax benefit of $110)        (158)           0              0              0           (158)
                                                          --------      -------        -------        -------       --------
Net income/(loss)                                         $     85      $ 4,634        $  (368)       $(4,266)      $     85
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
                                                       ==========    ========       =======       =========      ========

                                                                                          Successor
                                                                                  Statement of Cash Flows
                                                                              August 19, 2002 - June 28, 2003
                                                             -----------------------------------------------------------------
                                                              Birds Eye   Subsidiary  Non-Guarantor  Eliminating
                                                             Foods, Inc.  Guarantors   Subsidiaries    Entries    Consolidated
                                                             -----------  ----------  -------------  -----------  ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                                 $  20,756    $ 34,551      $ 1,889      $(36,440)    $  20,756
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Amortization of certain intangible assets                1,606         656            0             0         2,262
         Depreciation                                            21,562         567            0             0        22,129
         Amortization of debt issue costs, amendment costs,
            debt discounts and premiums, and interest
            in-kind                                              11,086           0       (1,889)            0         9,197
         Equity in undistributed earnings of former joint
            venture and subsidiaries                             (5,202)       (839)           0         4,932        (1,109)
         Equity in undistributed earnings of CoBank                 (29)          0            0             0           (29)
         Transitional Services Agreement with
             Pro-Fac Cooperative, Inc.                             (455)          0            0             0          (455)
         Provision for deferred taxes                            13,481           0            0             0        13,481
         Provision for losses on accounts receivable                480          90            0             0           570
         Change in working capital                               92,246      (6,343)           0         1,978        87,881
                                                              ---------    --------      -------      --------     ---------
Net cash provided by operating activities                       155,531      28,682            0       (29,530)      154,683

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                   (13,868)       (307)           0             0       (14,175)
   Proceeds from disposals                                       27,338          11            0             0        27,349
   Proceeds from note receivable                                  4,978           0            0             0         4,978
   Issuance of note receivable to Pro-Fac Cooperative, Inc.        (700)          0            0             0          (700)
   Proceeds from investment in CoBank                             3,053           0            0             0         3,053
   Repayments from former joint venture                           6,285           0            0             0         6,285
   Disposition of investment in former joint venture             13,900           0            0             0        13,900
   Investment in GLK, LLC                                             0     (11,100)           0        11,100             0
                                                              ---------    --------      -------      --------     ---------
Net cash provided by/(used in) investing activities              40,986     (11,396)           0        11,100        40,690

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                     270,000           0            0             0       270,000
   Birds Eye Holdings Inc. investment                           175,590           0            0             0       175,590
   Payments on Subordinated Promissory Note                     (25,000)          0            0             0       (25,000)
   Net payments on prior revolving credit facility              (22,000)          0            0             0       (22,000)
   Payments on long-term debt                                  (402,488)          0            0             0      (402,488)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                 (12,118)          0            0             0       (12,118)
   Payments on capital lease                                       (775)          0            0             0          (775)
   Cash paid for debt issuance costs                            (24,743)          0            0             0       (24,743)
   Cash paid for transaction fees                                (6,000)          0            0             0        (6,000)
   Dividends paid                                                     0     (29,530)           0        29,530             0
   Birds Eye Foods, Inc. investment                                   0      11,100            0       (11,100)            0
                                                              ---------    --------      -------      --------     ---------
Net cash used in financing activities                           (47,534)    (18,430)           0        18,430       (47,534)
                                                              ---------    --------      -------      --------     ---------

Net change in cash and cash equivalents                         148,983      (1,144)           0             0       147,839

Cash and cash equivalents at beginning of period                  4,636       1,281            0             0         5,917
                                                              ---------    --------      -------      --------     ---------
Cash and cash equivalents at end of period                    $ 153,619    $    137      $     0      $      0     $ 153,756
                                                              =========    ========      =======      ========     =========

                                                                                         Predecessor
                                                                                   Statement of Cash Flows
                                                                               June 30, 2002 - August 18, 2002
                                                              -----------------------------------------------------------------
                                                               Birds Eye   Subsidiary  Non-Guarantor  Eliminating
                                                              Foods, Inc.  Guarantors   Subsidiaries    Entries    Consolidated
                                                              -----------  ----------  -------------  -----------  ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income/(loss)                                           $     85     $ 4,634       $ (368)       $(4,266)     $     85
   Adjustments to reconcile net income/(loss) to net
      cash (used in)/provided by operating activities -
         Amortization of certain intangible assets                   50          94            0              0           144
         Depreciation                                             3,741          69           23              0         3,833
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                      1,201           0            0              0         1,201
         Equity in undistributed earnings of former joint
            venture and subsidiaries                              4,207           0            0         (4,484)         (277)
         Change in working capital                              (37,983)      3,890        1,252              0       (32,841)
                                                               --------     -------       ------        -------      --------
Net cash (used in)/provided by operating activities             (28,699)      8,687          907         (8,750)      (27,855)

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (2,181)          0           (6)             0        (2,187)
   Proceeds from investment in CoBank                             1,115           0            0              0         1,115
   Advances to Great Lakes Kraut Company, LLC                    (1,512)          0            0              0        (1,512)
                                                               --------     -------       ------        -------      --------
Net cash used in investing activities                            (2,578)          0           (6)             0        (2,584)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility               22,000           0            0              0        22,000
   Payments on long-term debt                                      (292)          0            0              0          (292)
   Payments on capital leases                                       (38)          0            0              0           (38)
   Dividends paid                                                     0      (8,750)           0          8,750             0
                                                               --------     -------       ------        -------      --------
Net cash provided by/(used in) financing activities              21,670      (8,750)           0          8,750        21,670
                                                               --------     -------       ------        -------      --------

Net change in cash and cash equivalents                          (9,607)        (63)         901              0        (8,769)

Cash and cash equivalents at beginning of period                 14,243         121          322              0        14,686
                                                               --------     -------       ------        -------      --------
Cash and cash equivalents at end of period                     $  4,636     $    58       $1,223        $     0      $  5,917
                                                               ========     =======       ======        =======      ========

                                                                                     Predecessor
                                                                               Statement of Operations
                                                                           Fiscal Year Ended June 29, 2002
                                                       ---------------------------------------------------------------------
                                                        Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                       Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                       -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                               $ 928,142    $  15,744      $ 17,318       $(17,318)     $ 943,886
Cost of sales                                            (725,682)     (10,862)      (17,304)        18,134       (735,714)
                                                        ---------    ---------      --------       --------      ---------
Gross profit                                              202,460        4,882            14            816        208,172
Other (expense)/income                                    (52,852)      52,702           816           (816)          (150)
Selling, administrative and general expenses             (110,188)      (3,716)            0              0       (113,904)
Goodwill impairment charge                                (41,260)    (137,765)            0              0       (179,025)
Loss from former joint venture and subsidiaries           (93,631)           0             0         96,088          2,457
                                                        ---------    ---------      --------       --------      ---------
Operating (loss)/income before dividing with Pro-Fac      (95,471)     (83,897)          830         96,088        (82,450)
Interest (expense)/income                                 (71,830)      10,499             0              0        (61,331)
                                                        ---------    ---------      --------       --------      ---------
Pretax (loss)/income before dividing with Pro-Fac        (167,301)     (73,398)          830         96,088       (143,781)
Pro-Fac share of income                                   (16,842)           0             0              0        (16,842)
                                                        ---------    ---------      --------       --------      ---------
Pretax (loss)/income before discontinued operations      (184,143)     (73,398)          830         96,088       (160,623)
Tax benefit/(provision)                                    55,089      (22,975)         (545)             0         31,569
                                                        ---------    ---------      --------       --------      ---------
Net (loss)/income before discontinued operations         (129,054)     (96,373)          285         96,088       (129,054)
Discontinued operations (net of a tax provision
   of $79)                                                 (1,640)           0             0              0         (1,640)
                                                        ---------    ---------      --------       --------      ---------
Net (loss)/income                                       $(130,694)   $ (96,373)     $    285       $ 96,088      $(130,694)
                                                        =========    =========      ========       ========      =========

                                                                                       Predecessor
                                                                                 Statement of Cash Flows
                                                                             Fiscal Year Ended June 29, 2002
                                                         ---------------------------------------------------------------------
                                                          Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                         Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                         -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net (loss)/income                                         $(130,694)    $(96,373)       $ 285        $  96,088     $(130,694)
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities -
      Goodwill impairment charge                             41,260      137,765            0                0       179,025
      Amortization of certain intangible assets                 397          750            0                0         1,147
      Depreciation                                           30,012          548          290                0        30,850
      Amortization of debt issue costs, amendment
         costs, debt discounts and premiums, and
         interest in-kind                                     6,968            0            0                0         6,968
      Equity in undistributed earnings of former joint
         Venture and subsidiaries                           144,848            0            0         (146,643)       (1,795)
      Equity in undistributed earnings of CoBank                (97)           0            0                0           (97)
      Benefit for deferred taxes                            (31,934)           0            0                0       (31,934)
      Provision for losses on accounts receivable               437          120            0                0           557
      Change in working capital                             (47,113)       7,015         (113)             830       (39,381)
                                                          ---------     --------        -----        ---------     ---------
Net cash (used in)/provided by operating activities          14,084       49,825          462          (49,725)       14,646

Cash flows from investing activities:
   Purchase of property, plant, and equipment               (14,875)           0         (151)               0       (15,026)
   Proceeds from disposals                                      595            0            0                0           595
   Proceeds from investment in CoBank                         5,114            0            0                0         5,114
   Repayments from Great Lakes Kraut
      Company, LLC                                            4,016            0            0                0         4,016
                                                          ---------     --------        -----        ---------     ---------
Net cash used in investing activities                        (5,150)           0         (151)               0        (5,301)

Cash flows from financing activities:
   Payments on long-term debt                               (11,790)           0            0                0       (11,790)
   Payments on capital leases                                  (620)           0            0                0          (620)
   Cash paid for debt amendments                             (1,694)           0            0                0        (1,694)
   Capital contributions from Pro-Fac                        11,789            0            0                0        11,789
   Dividends paid                                                 0      (49,725)           0           49,725             0
                                                          ---------     --------        -----        ---------     ---------
Net cash used in financing activities                        (2,315)     (49,725)           0           49,725        (2,315)
                                                          ---------     --------        -----        ---------     ---------
Net change in cash and cash equivalents                       6,619          100          311                0         7,030
Cash and cash equivalents at beginning of period              7,624           21           11                0         7,656
                                                          ---------     --------        -----        ---------     ---------
Cash and cash equivalents at end of period                $  14,243     $    121        $ 322        $       0     $  14,686
                                                          =========     ========        =====        =========     =========

NOTE 15. OTHER MATTERS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of June 26, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended June 26, 2004 that materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

Set forth below is certain information concerning the individuals who currently serve as the directors and executive officers of the Company.

           Name              Age(a)                                 Positions
--------------------------   ------   --------------------------------------------------------------------
Dennis M. Mullen(1)            50     Chairman of the Board, President and Chief Executive Officer

Earl L. Powers                 60     Executive Vice President and Chief Financial Officer and Secretary

David E. Hogberg               51     Executive Vice President - Sales, Marketing and Business Development

Carl W. Caughran               51     Executive Vice President - Operations

Stephen R. Wright(5)           56     Executive Vice President - Investor Relations

Peter R. Call(2)               47     Director

Stephen P. Donovan, Jr.(4)     63     Director

David M. Hooper(3)             36     Director

Kevin A. Mundt(3)              50     Director

Daniel S. O'Connell(3)         50     Director

Gregg A. Ostrander(3)          51     Director

Allan W. Overhiser(2)          44     Director

Brian K. Ratzan(3)             34     Director

Patrick W. Rose(3)             62     Director

David B. Vermylen(4)           53     Director

----------
(a)  As of September 1, 2004.

(1)  Management Director

(2) Pro-Fac Director. Mr. Bruce R. Fox was replaced by Mr. Allan W. Overhiser on the Birds Eye Foods Board of Directors on May 12, 2004.

(3)  Vestar Director

(4)  Independent Director

(5)  Mr. Stephen R. Wright resigned from Birds Eye Foods effective August 19,
     2004.

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

David E. Hogberg has been Executive Vice President of Sales, Marketing, and Business Development since November 2002. Prior to joining the Company, he held various executive positions with ConAgra Foods from 1990 to 2002 and Quaker Oats from 1974 to 1990. Mr. Hogberg has experience in positions in plant management, product development, marketing, acquisitions and mergers and general management.

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

Stephen R. Wright has been Executive Vice President of the Company since November 6, 1996 and was Secretary from March 2000 to August 2002. He was Senior Vice President - Procurement of Birds Eye Foods from November 1994 to November 1996 and Vice President - Procurement for Birds Eye Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Birds Eye Foods from 1988 to 1990. Mr. Wright was elected an officer and General Manager of Pro-Fac in March 1995. He was elected Secretary of Pro-Fac in June 1999 and currently serves as Pro-Fac's General Manager. Mr. Wright resigned from Birds Eye Foods effective August 19, 2004.

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

David M. Hooper became a director of the Company in August 2002. Mr. Hooper is a Managing Director of Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"). Mr. Hooper joined Vestar in 1994 and currently serves as a director of Advanced Organics, Inc. and Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

Kevin A. Mundt became a director of the Company in November 2003. He joined Vestar Capital Partners as a Managing Director in 2004. Prior to joining Vestar, Mr. Mundt spent 24 years in management consulting, including various management positions with Mercer Oliver Wyman and its predecessors. Mr. Mundt is currently a director of FL Selenia, Spa, Sunrise Medical, Inc. and Telephone and Data Systems, Inc.

Daniel S. O'Connell became a director of the Company in August 2002. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is also a director of Cluett American Corporation, FL Selenia, Spa, Solo Cup Company, Inc., Sunrise Medical, Inc., and St. John Knits Co., Inc. All are companies in which Vestar or its affiliates have a significant equity interest.

Gregg A. Ostrander became a director of the Company in October 2002. Mr. Ostrander has been the Chairman, President, and Chief Executive Officer of Michael Foods, Inc. since 1994. Mr. Ostrander is a director Michael Foods, Inc. and Arctic Cat Inc.

Allan W. Overhiser became a director of the Company in May 2004. He also serves as a director of Pro-Fac and has served in such capacity since 1994. He produces fruit in South Haven, Michigan (A.W. Overhiser Orchards has been a member of Pro-Fac since 1984).

Brian K. Ratzan became a director of the Company in August 2002. Mr. Ratzan is a Principal of Vestar Capital Partners. Mr. Ratzan joined Vestar in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette.

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

Code of Ethics: Birds Eye Foods currently maintains a Code of Ethics Policy for all exempt employees including the Principal Executive Officer and Principal Financial Officer. The Company intends to file a Form 8-K for any amendments to or waivers from its Code of Ethics Policy (to the extent applicable to the Company's Principal Executive Officer and Principal Financial Officer).

The Code of Ethics Policy is attached as Exhibit 14 to this Form 10-K
Equivalent.

Audit Committee Financial Expert: The Company is not an "Issuer" as such term is defined in Section 7201 of the Sarbanes-Oxley Act of 2002 and therefore the Company believes that its Audit Committee is not required to have at least one member that is a financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by Birds Eye Foods for each of the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002 to Birds Eye Foods' Chief Executive Officer, and the four other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended June 26, 2004. These individuals are referred to as the "Named Executive Officers."

Executive Compensation
Summary Compensation Table

                                                                                 Annual
                                                                            Compensation(1)          All           401(k)
                                                                          -------------------       Other         Matching
Name and Principal Position                                        Year    Salary    Bonus(2)   Compensation   Contributions
---------------------------                                        ----   --------   --------   ------------   -------------
Dennis M. Mullen                                                   2004   $600,000   $220,000    $     0          $10,500
   Chairman of the Board, President, and Chief Executive Officer   2003   $600,000   $250,000    $     0          $ 9,423
                                                                   2002   $600,000   $      0    $     0          $ 8,538

Earl L. Powers                                                     2004   $316,473   $110,000    $     0          $ 9,261
   Executive Vice President and Chief Financial Officer and        2003   $315,250   $120,000    $     0          $ 7,491
      Secretary                                                    2002   $305,250   $      0    $     0          $ 6,105

David E. Hogberg(3)                                                2004   $301,244   $120,000    $19,177(5)       $ 6,037
   Executive Vice President of Sales, Marketing, and               2003   $174,231   $165,000    $37,965(5)       $     0
      Business Development                                         2002   $      0   $      0    $     0          $     0

Carl W. Caughran                                                   2004   $264,100   $130,000    $32,716(4)       $ 9,001
   Executive Vice President - Operations                           2003   $250,000   $131,350    $     0          $ 6,649
                                                                   2002   $240,000   $      0    $     0          $ 6,138

Stephen R. Wright(6)                                               2004   $234,000   $ 19,000    $     0          $ 7,532
   Executive Vice President - Investor Relations                   2003   $234,000   $ 60,000    $     0          $ 6,962
                                                                   2002   $225,000   $      0    $     0          $ 6,534

(1) No Named Executive Officer has received perquisites and other personal benefits, securities or property during the period in excess (in the aggregate) of the lesser of $50,000 or 10 percent of the annual salary and bonus reported by such officer.

(2) Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company. Performance targets are established annually by the Company's Executive Committee.

(3)  Mr. David Hogberg joined the Company on November 1, 2002.

(4) Mr. Caughran's relocation expenses of $32,716 were paid during fiscal 2004 pursuant to the Company's relocation policy.

(5) Mr. Hogberg's relocation expenses of $19,177 and $37,965 were paid during fiscal 2004 and 2003, respectively, pursuant to the Company's relocation policy.

(6)  Mr. Wright resigned effective August 19, 2004.

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

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to the Company's Chief Executive Officer. The Company has not pre-funded this liability at June 26, 2004. The projected and accumulated benefit obligation under the plan at June 26, 2004 was $2.3 million. The Company's Chief Executive Officer agreed to a modification to the SERP under which he is covered. The modification prevented the Transaction from being treated as a change of control for purposes of the SERP. As such, the closing of the Transaction did not accelerate the vesting of benefits under the SERP.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               Pension Plan Table

                         Years of Plan Participation
   Final      ---------------------------------------------------
Average Pay      15        20         25         30         35
-----------   -------   --------   --------   --------   --------
  $125,000    $21,563   $ 28,750   $ 35,938   $ 43,125   $ 50,313
   150,000     25,875     34,500     43,125     51,750     60,375
   175,000     30,188     40,250     50,313     60,375     70,438
   200,000     34,500     46,000     57,500     69,000     80,500
   225,000     38,813     51,750     64,688     77,625     90,563
   250,000     43,125     57,500     71,875     86,250    100,625
   275,000     47,438     63,250     79,063     94,875    110,688
   300,000     51,750     69,000     86,250    103,500    120,750
   325,000     56,063     74,750     93,438    112,125    130,813
   350,000     60,375     80,500    100,625    120,750    140,875
   375,000     64,688     86,250    107,813    129,375    150,938
   400,000     69,000     92,000    115,000    138,000    161,000
   425,000     73,313     97,750    122,188    146,625    171,063
   450,000     77,625    103,500    129,375    155,250    181,125
   475,000     81,938    109,250    136,563    163,875    191,188
   500,000     86,250    115,000    143,750    172,500    201,250

The estimated pension benefits are calculated based on straight-line annuity amounts and are not subject to any deduction for Social Security or other offset amounts.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 26, 2004, of the Named Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-14, Earl L. Powers-12, Carl W. Caughran-7, and Stephen R. Wright-28. Mr. Hogberg joined the Company after the Pension Plan was frozen and therefore has no years of Plan participation. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

In addition, Birds Eye Foods also maintains a Non-Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code.

Employment Contracts, Termination of Employment, and Change-in-Control
Arrangements: Mr. Mullen serves as the Company's President and Chief Executive Officer pursuant to a Salary Continuation Agreement dated August 22, 2001. The agreement is effective until such time as the Board of Directors elects to terminate or amend the agreement, subject to Mr. Mullen's and the Company's right to terminate Mr. Mullen's employment upon the occurrence of enumerated events and Mr. Mullen's right to continued salary payments thereunder. Pursuant to the terms of the Salary Continuation Agreement, Mr. Mullen's salary is determined annually by the Board of Directors. He is also eligible to participate in the Company's Incentive Plan and is entitled to receive health insurance, disability insurance, and all other employee benefits consistent with the Company's employee benefit policies for executives as determined from time to time by the Board of Directors.

Either Mr. Mullen or Birds Eye Foods, subject to the rights and obligations set forth in the Salary Continuation Agreement, may terminate Mr. Mullen's employment. In the event Mr. Mullen's employment is terminated for any reason other than "for cause" (as such term is defined in the Salary Continuation Agreement) or voluntarily terminated by Mr. Mullen without "good reason" (as that term is defined in the Salary Continuation Agreement), Birds Eye Foods is obligated to pay Mr. Mullen his "Salary" (as defined in the Salary Continuation Agreement) for a period of 24 months following termination. Mr. Mullen's right to payment of his Salary for a period of 24 months following termination of his employment will survive a change of control of Birds Eye Foods, if Mr. Mullen resigns for "good reason" or his employment is terminated other than "for cause", death or disability within two years of a change of control transaction Mr. Mullen's Salary Continuation Agreement contains provisions relating to non-competition if he is receiving, or may be entitled to receive, a benefit under the agreement, other than in the event his employment was terminated in connection with a change of control.

Birds Eye Foods adopted a Key Executive Severance Plan - A, with respect to certain executive officers of the Company, namely, Earl Powers, Carl Caughran, Stephen Wright and two other former executives. Under the Key Executive Severance Plan, these executive officers are entitled to receive payment of their annual base salary (as at termination) plus benefits for a period of two years following termination of employment, in the event their employment is involuntarily terminated, other than for death, disability or "for cause", or the executive officer voluntarily terminates his employment for "good reason" in anticipation of or within two years of a "Change of Control," as that term is defined in the Plan.

Mr. Stephen Wright's employment with the Company terminated on August 19, 2004. Mr. Wright will be paid his annual salary, plus benefits, for a period of two years ending August 19, 2006, and will maintain his management equity units for as long as he is employed with Pro-Fac Cooperative.

Directors' Compensation: Effective as of August 19, 2002 (the Closing Date of the Transaction), directors serving on Birds Eye Foods' Board of Directors who are employees of Vestar Capital Partners and the Management Director are not entitled to an annual retainer. All other directors are paid an annual retainer of $14,000 each, $3,500 for each board meeting attended in person, and $1,000 for each subcommittee meeting attended. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

Compensation Committee Interlocks and Insider Participation: For fiscal 2004, the members of the Compensation Committee of the Board of Directors were Mr. Daniel O'Connell, Mr. David Hooper, Mr. Peter Call and, prior to his replacement on May 12, 2004 from the Board of Directors, Mr. Bruce Fox.

Neither Mr. O'Connell, Mr. Hooper, Mr. Call, nor Mr. Fox is an officer or employee, or former officer or employee of Birds Eye Foods or any of its subsidiaries. Mr. Hooper is a Managing Director of Vestar Capital Partners and Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners; Vestar Capital Partners provides advisory and consulting services to Holdings, Inc. and Birds Eye Foods. Mr. Fox and Mr. Call are also directors and member-growers of Pro-Fac. During fiscal 2004, Mr. Fox and Mr. Call received payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them (or by entities owned or controlled by them) to Pro-Fac, which were subsequently sold to Birds Eye Foods, and directly from Birds Eye Foods for harvesting and hauling services provided and crops delivered by them (or by entities owned or controlled by them) to Birds Eye Foods. During fiscal 2004, Mr. Fox received approximately $1.2 million and Mr. Call received
$3.5 million in consideration for crop deliveries and harvesting and hauling services.

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

On September 10, 2004, Birds Eye Foods had 11,000 shares of common stock issued and outstanding, all of which were owned by Birds Eye Holdings, Inc., a wholly-owned subsidiary of Holdings LLC. On September 10, 2004, Holdings LLC had issued and outstanding 1,006 preferred units, 443,878 Class A common units, 321,429 Class B common units, 12,285 Class C common units, 13,412 Class D common units, and 2,790 Class E common units.

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

The following table sets forth information regarding the beneficial ownership (through their ownership of equity securities of Holdings LLC) as of September 10, 2004, of (i) each person or entity (including any group) who is known by Birds Eye Foods to own beneficially more than 5 percent of Birds Eye Foods' common stock and (ii) each director, the Chief Executive Officer and each other executive officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Birds Eye Foods.

To the Company's knowledge, all voting securities are subject to the named person's sole voting and investment power except where otherwise indicated. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

                          SECURITIES BENEFICIALLY OWNED

                                          Common Units Class                      % of Class
                               -------------------------------------  -------------------------------
                                                                                                       Preferred   % of
                                                                                                         Units    Class
                                                                                                       ---------  -----
                                  A        B       C      D      E      A      B      C     D     E
                               -------  -------  -----  -----  -----  -----  -----  ----  ----  -----
PRINCIPAL SECURITY-HOLDERS:
Vestar Associates IV, L.P.(1)  443,878       --     --     --     --  100.0%    --    --    --     --    1,000     99.4%
Pro-Fac Cooperative, Inc.(2)        --  321,429     --     --     --     --  100.0%   --    --     --       --       --

DIRECTORS AND EXECUTIVE
   OFFICERS
Dennis M. Mullen(3)                 --       --  1,475  4,790     --     --     --  12.0% 35.7%    --       --       --
Earl Powers(3)                      --       --    751  1,423     --     --     --   6.1% 10.6%    --       --       --
David Hogberg(3)                    --       --    707  1,298     --     --     --   5.8%  9.7%    --       --       --
Carl W. Caughran(3)                 --       --    590  1,750     --     --     --   4.8% 13.0%    --       --       --
Stephen R. Wright(3)                --       --    553    379     --     --     --   4.5%  2.8%    --       --       --
Peter R. Call                       --       --     --     --     --     --     --    --    --     --       --       --
Stephen P. Donovan, Jr.             --       --     --     --    634     --     --    --    --   22.7%     1.4        *
David M. Hooper(4)                  --       --     --     --     --     --     --    --    --     --       --       --
Kevin A. Mundt                      --       --     --     --    507     --     --    --    --   18.2%     1.1        *
Daniel S. O'Connell(5)              --       --     --     --     --     --     --    --    --     --       --       --
Gregg A. Ostrander                  --       --     --     --    507     --     --    --    --   18.2%     1.1        *
Allan W. Overhiser                  --       --     --     --     --     --     --    --    --     --       --       --
Brian K. Ratzan(6)                  --       --     --     --     --     --     --    --    --     --       --       --
Patrick W. Rose                     --       --     --     --    634     --     --    --    --   22.7%     1.4        *
David B. Vermylen                   --       --     --     --    507     --     --    --    --   18.2%     1.1        *

All directors
and officers
as a group (15 persons)             --       --  4,077  9,640  2,790     --     --  33.2% 71.9% 100.0%       6        *

----------
* Less than 1%.

(1) Amount of beneficial ownership includes, Class A common units and preferred units owned by Vestar/Agrilink Holdings LLC, Vestar/Agrilink Associates Holdings LLC, Vestar/Agrilink Associates II Holdings LLC and Randolph Street Partners V. Vestar Associates IV, L.P. is the sole general partner of Vestar Capital Partners IV, L.P., which is the sole member and manager of Vestar/Agrilink Holdings LLC. Vestar Associates IV, L.P. is also the sole manager of Vestar/Agrilink Associates Holdings LLC and Vestar/Agrilink Associates II Holdings LLC. Randolph Street Partners V has delivered its voting proxy to Vestar Associates IV, L.P. with respect to the Class common units and preferred units owned by it. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV ("VAC-IV"). As such, VAC-IV has sole voting and dispositive power over the units owned by Vestar/Agrilink Holdings LLC, Vestar/Agrilink Associates Holdings LLC and Vestar/Agrilink Associates II Holdings, and has sole voting power and shared dispositive power over the units owned by Randolph Street Partners
     V. The address for Vestar Associates IV, L.P. is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167.

(2) The address for Pro-Fac Cooperative, Inc. is 350 Linden Oaks, PO Box 30682, Rochester, New York 14603-0682.

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

(5) Mr. O'Connell is a Managing Director of VAC-IV. Individually, no stockholder, director or officer of VAC-IV has or shares voting or dispositive power within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 over the securities beneficially owned by Vestar Associates IV, L.P. Mr. O'Connell disclaims beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P., except to the extent of his pecuniary interest therein.

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

Limited Liability Company Agreement of Birds Eye Holdings LLC: Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

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

Mr. Peter Call, Mr. Fox and Mr. Overhiser served on both Pro-Fac's and Birds Eye Foods' Board of Directors during fiscal 2004. Each of Messrs. Call, Fox, and Overhiser are also member-growers of Pro-Fac. Effective May 12, 2004, Mr. Fox was replaced by Allan W. Overhiser on the Birds Eye Foods Board of Directors. These Birds Eye Foods directors receive payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them to Pro-Fac, which are subsequently sold to Birds Eye Foods. In addition, Messrs. Fox and Call received payments directly from Birds Eye Foods during fiscal 2004 for harvesting and hauling services provided and crops delivered by them (or by entities owned or controlled by them) to Birds Eye Foods.

During fiscal year 2004, the following directors of Birds Eye Foods, directly or indirectly through entities owned or controlled by such directors, received payments from Birds Eye Foods, either indirectly through Pro-Fac for crops or directly from Birds Eye Foods for crops, harvesting and hauling services:

(Dollars in Thousands)

                                                       RELATIONSHIP TO                                    GROSS PURCHASES
          NAME                                     PRO-FAC/BIRDS EYE FOODS                               FISCAL YEAR 2004
---------------------------   ----------------------------------------------------------------           ----------------
Peter R. Call .............   Director'pp' (Birds Eye Foods & Pro-Fac) and President'pp' (Pro-Fac)            $3,474
Bruce R. Fox* .............   Director'pp' (Birds Eye Foods & Pro-Fac) and Vice President'pp' (Pro-Fac)       $1,179
Allan W. Overhiser** ......   Director'pp' (Birds Eye Foods & Pro-Fac)                                        $  106

----------
* Bruce R. Fox was replaced by Mr. Allan W. Overhiser on the Birds Eye Foods Board of Directors effective May 12, 2004.

** Allan W. Overhiser was elected to the Birds Eye Foods Board of Directors on effective May 12, 2004.

Mr. Overhiser and Mr. Call are the current "Pro-Fac Directors" pursuant to the Securityholders Agreement.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by Delaware law and in accordance with the policy of that state, the Company has obtained insurance from Axis Specialty Insurance Company and Great American Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 19, 2005 at an annual cost of approximately $158,562. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP is the Company's independent auditor. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended June 26, 2004 and June 28, 2003 by Deloitte & Touche LLP:

                                                               2004       2003
                                                             --------   --------
Audit Fees                                                   $238,123   $209,520
Audit-Related Fees                                             14,750    110,175
Tax Fees                                                       12,830         --
All Other Fees                                                     --         --
                                                             --------   --------
Total                                                        $265,703   $319,695
                                                             ========   ========

Audit Fees: These are fees for professional services rendered for the audit of the Company's consolidated annual financial statements, review of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q Equivalent, and the audit of Holdings LLC annual financial statements.

Audit-Related Fees: These are fees for assurance and related services that are reasonably related to performance of audit services and traditionally are performed by our independent accountant. More specifically, these include: employee benefit plan audits and consultation concerning financial accounting and reporting standards.

Tax Fees: These are fees for professional services rendered regarding tax compliance, tax advice or tax planning. The Company did not pay any Tax Fees to Deloitte & Touche LLP during fiscal 2003.

All Other Fees: These are fees for all other products and services provided by our independent accountant that do not fall within the previous categories. The Company did not pay Deloitte & Touche LLP fees for any other services during fiscal 2004 or 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company's independent auditor. This policy generally provides that the Company will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided by the Company's independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided by the Company's independent auditor. Any approval of services by the Audit Committee chairman pursuant to this delegated authority is reported on at the next meeting of the Audit Committee. All services provided by Deloitte & Touche LLP in the fiscal year ended June 26, 2004 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

ITEM                                                                               Page
----                                                                               ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:

   Report of Independent Registered Public Accounting Firm......................    26
   Report of Registered Accounting Firm.........................................    27
      Consolidated Statements of Operations, Accumulated Earnings/(Deficit),
         and Comprehensive Income/(Loss) for the year ended June 26, 2004, the periods August 19, 2002 to June 28, 2003 and June 30, 2002 to
         August 18, 2002, and for the year ended June 29, 2002..................    28
      Consolidated Balance Sheets at June 26, 2004 and June 28, 2003............    29
      Consolidated Statements of Cash Flows for the year ended June 26, 2004, the periods August 19, 2002 to June 28, 2003 and June 30, 2002 to
         August 18, 2002, and for the year ended June 29, 2002..................    30
Notes to Consolidated Financial Statements......................................    31
Schedule II - Valuation and Qualifying Accounts.................................    78

          (2)  The following additional financial data are set forth herein:

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

Birds Eye Foods, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 26, 2004

                                                  Fiscal Year Ended
                                    ---------------------------------------------
                                      Successor       Successor      Predecessor
                                    June 26, 2004   June 28, 2003   June 29, 2002
                                    -------------   -------------   -------------
Allowance for doubtful accounts
   Balance at beginning of period   $   978,000      $   731,000     $   843,000
   Additions charged to expense         298,000          570,000         557,000
   Deductions                          (283,000)        (323,000)       (669,000)
                                    -----------      -----------     -----------
   Balance at end of period         $   993,000      $   978,000     $   731,000
                                    ===========      ===========     ===========
Tax valuation allowance*
   Balance at beginning of period   $16,293,000      $14,540,000     $ 5,891,000
   Net change                         2,580,000        1,753,000       8,649,000
                                    -----------      -----------     -----------
   Balance at end of period         $18,873,000      $16,293,000     $14,540,000
                                    ===========      ===========     ===========

* See further discussion regarding tax matters at NOTE 11 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

          (3) The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K Equivalent.

     (b)  Reports on Form 8-K:

     On April 30, 2004, the Company filed a report on Form 8-K Equivalent. Pursuant to Item 9, Birds Eye Foods filed its press release dated April 30, 2004 announcing the Company's intent to raise prices.

     On May 7, 2004, the Company filed a report on Form 8-K Equivalent to announce its financial results for its third fiscal quarter ended March 27, 2004 and a conference call held on May 14, 2004 to discuss Birds Eye Foods' third quarter results.

                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BIRDS EYE FOODS, INC.


Date:    September 21, 2004            By:           /s/ Earl L. Powers
      ------------------------             -------------------------------------
                                                       Earl L. Powers
                                                Executive Vice President and
                                           Chief Financial Officer and Secretary
                                                (Principal Financial Officer
                                             and Principal Accounting Officer)

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

This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                        DATE
               ---------                                 -----                        ----


/s/ Dennis M. Mullen                      Chairman of the Board, President     September 15, 2004
---------------------------------------   and Chief Executive Officer          ------------------
    (DENNIS M. MULLEN)                    (Principal Executive Officer)


/s/ Peter R. Call                         Director                             September 16, 2004
---------------------------------------                                        ------------------
    (PETER R. CALL)


/s/ Stephen P. Donovan, Jr.               Director                             September 20, 2004
---------------------------------------                                        ------------------
    (STEPHEN P. DONOVAN, Jr.)


/s/ David M. Hooper                       Director                             September 16, 2004
---------------------------------------                                        ------------------
    (DAVID M. HOOPER)


/s/ Kevin A. Mundt                        Director                             September 16, 2004
---------------------------------------                                        ------------------
    (KEVIN A. MUNDT)


/s/ Daniel S. O'Connell                   Director                             September 16, 2004
---------------------------------------                                        ------------------
    (DANIEL S. O'CONNELL)


/s/ Gregg A. Ostrander                    Director                             September 15, 2004
---------------------------------------                                        ------------------
    (GREGG A. OSTRANDER)


/s/ Allan W. Overhiser                    Director                             September 15, 2004
---------------------------------------                                        ------------------
    (ALLAN W. OVERHISER)


/s/ Brian K. Ratzan                       Director                             September 16, 2004
---------------------------------------                                        ------------------
    (BRIAN K. RATZAN)


/s/ Patrick W. Rose                       Director                             September 15, 2004
---------------------------------------                                        ------------------
    (PATRICK W. ROSE)


/s/ David B. Vermylen                     Director                             September 14, 2004
---------------------------------------                                        ------------------
    (DAVID B. VERMYLEN)


/s/ Earl L. Powers                        Executive Vice President and Chief   September 21, 2004
---------------------------------------   Financial Officer and Secretary      ------------------
    (EARL L. POWERS)                      (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX

(c) EXHIBITS:

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
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

3.2       Amendment of the Certificate of Incorporation of Agrilink Foods, Inc.
          (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
          Equivalent for the third quarter ended March 29, 2003 and incorporated herein by reference).

3.3 Bylaws of Birds Eye Foods, Inc., as amended (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the third quarter ended March 27, 2004 and incorporated herein by reference).

4.1 Indenture, dated as of November 18, 1998, between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to the Company's Registration
          Statement on Form S-4 filed January 5, 1999 (Registration No.
          333-70143) and incorporated herein by reference).

4.2       Form of 11 7/8 percent Senior Subordinated Notes due 2008 (filed as
          Exhibit B, to Exhibit 4.1 to the Company's Registration Statement on
          Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.3       First Supplemental Indenture (amending the Indenture referenced in
          Exhibit 4.1 herein) dated July 22, 2002 (filed as Exhibit 4.3 to the
          Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

4.4       Second Supplemental Indenture (amending the Indenture referenced in
          Exhibit 4.1 herein) dated March 1, 2003 (filed as Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q Equivalent for the third quarter ended March 29, 2003 and incorporated herein by reference).

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

*10.4     Birds Eye Foods Non-Qualified 401(k) Plan Effective January 1, 2004
          (filed herewith).

*10.5     Management Incentive Plan, as amended and restated, (filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the second fiscal quarter ended December 28, 2002 and incorporated herein by reference).


                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
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

10.8      First Amendment and Consent, dated as of September 17, 2003, to the
          Credit Agreement among Birds Eye Foods, Inc., Birds Eye Holdings,
          Inc., the lenders and other agents from time to time party thereto, and JP Morgan Chase Bank (filed as Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q Equivalent for the first quarter ended
          September 27, 2003 and incorporated herein by reference).

10.9 Subordinated Promissory Note of the Company to Dean Foods Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q for the first fiscal quarter ended
          September 26, 1998 and incorporated herein by reference).

*10.10 Excess Benefit Retirement Plan, as amended (filed as Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

*10.11 Supplemental Executive Retirement Agreement (filed as Exhibit 10.28 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

*10.12    Amendment to the Supplemental Executive Retirement Agreement (filed as
          Exhibit 10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

*10.13 Salary Continuation Agreement - Dennis Mullen (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
          June 30, 2001 and incorporated herein by reference).

*10.14    Master Salaried Retirement Plan, as amended and restated, effective
          January 1, 2001 (filed as Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

*10.15    Second Amendment to the Birds Eye Foods Master Salaried Retirement
          Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form
          10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

*10.16    Third Amendment to the Birds Eye Foods Master Salaried Retirement Plan
          (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K
          Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

*10.17    Fourth Amendment to the Birds Eye Foods Master Salaried Retirement
          Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

*10.18 Agrilink Foods, Inc. Key Severance Plan-A, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
*10.19    Transitional Services Agreement dated August 19, 2002 (filed as
          Exhibit 99.4 to the Company's Current Report on Form 8-K filed
          September 3, 2002 and incorporated herein by reference).

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

10.22     Amendment No. 1 to the Securityholders Agreement (filed as Exhibit
          10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.23     Amended and Restated Limited Liability Company Agreement of Agrilink
          Holdings LLC dated August 19, 2002 among Agrilink Holdings LLC,
          Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others
          (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.24     Amendment No. 1 to the Amended and Restated Limited Liability Company
          Agreement (filed as Exhibit 10.24 to the Company's Annual Report on
          Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.25     Amendment No. 2 to the Amended and Restated Liability Company
          Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on
          Form 10-Q Equivalent for the quarter ended March 27, 2004 and incorporated herein by reference).

10.26     Management Agreement dated August 19, 2002 among Agrilink Foods, Inc.,
          Agrilink Holdings Inc. and Vestar Capital Partners (filed as Exhibit
          99.8 to the Company's Current Report on Form 8-K filed September 3,
          2002 and incorporated herein by reference).

14        Code of Ethics Policy (filed herewith).

21.1      List of Subsidiaries (filed) as Exhibit 21.1 to the Company's Annual
          Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

24        Power of Attorney (included on page 79 of this Report).

31.1 Section 302 Certification of the Principal Executive Officer (filed herewith).

31.2 Section 302 Certification of the Principal Financial Officer (filed herewith).

*Management contracts or compensatory plans.

                            STATEMENT OF DIFFERENCES

Characters normally expressed as superscript shall be preceded by..,..... 'pp'