Form 10-Q
period 2004-09-25
BIRDS EYE FOODS INC
filed 2004-11-08
CIK 26285

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

                For the quarterly period ended September 25, 2004

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 5, 2004.

                              Common Stock: 11,000

     o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================


                               Page 1 of 27 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive
(Loss)/Income
(Dollars in Thousands)
(Unaudited)

                                                  Three Months Ended   Three Months Ended
                                                  September 25, 2004   September 27, 2003
                                                  ------------------   ------------------
Net sales                                             $ 177,344            $ 189,667
Cost of sales                                          (142,990)            (148,413)
                                                      ---------            ---------
Gross profit                                             34,354               41,254
Selling, administrative, and general expense            (28,364)             (26,342)
                                                      ---------            ---------
Operating income                                          5,990               14,912
Interest expense                                         (6,356)             (10,243)
                                                      ---------            ---------
Pretax (loss)/income from continuing operations            (366)               4,669
Tax benefit/(provision)                                     146               (1,869)
                                                      ---------            ---------
(Loss)/Income before discontinued operations               (220)               2,800
Discontinued operations, net of tax                           0                   72
                                                      ---------            ---------
Net (loss)/income                                          (220)               2,872

Accumulated earnings at beginning of period              52,623               20,756
                                                      ---------            ---------
Accumulated earnings at end of period                 $  52,403            $  23,628
                                                      =========            =========

Net (loss)/income                                     $    (220)           $   2,872
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity,
     net of taxes                                           145                 (521)
                                                      ---------            ---------
Comprehensive (loss)/income                           $     (75)           $   2,351
                                                      =========            =========

Accumulated other comprehensive loss
  at beginning of period                              $ (11,530)           $ (10,909)
   Unrealized gain/(loss) on hedging activity,
     net of taxes                                           145                 (521)
                                                      ---------            ---------
Accumulated other comprehensive loss
  at end of period                                    $ (11,385)           $ (11,430)
                                                      =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

                                                                               September 25,   June 26,
                                                                                    2004         2004
                                                                               -------------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $  4,177     $ 72,887
   Accounts receivable trade, net of allowances for doubtful accounts               69,280       63,319
   Accounts receivable, other                                                        9,238        2,271
   Inventories, net                                                                270,409      181,083
   Current investment in CoBank                                                      1,117        1,477
   Prepaid manufacturing expense                                                         0       11,706
   Prepaid expenses and other current assets                                        10,969       11,327
   Assets held for sale                                                              3,064        6,848
   Current deferred tax asset                                                        9,047        9,047
                                                                                  --------     --------
         Total current assets                                                      377,301      359,965
Investment in CoBank                                                                 1,003        1,102
Property, plant and equipment, net                                                 201,593      197,845
Goodwill                                                                            35,586       35,586
Trademarks and other intangible assets, net                                        234,567      164,123
Other assets                                                                        18,912       20,266
Note receivable due from Pro-Fac Cooperative, Inc.                                   1,006        1,086
                                                                                  --------     --------
         Total assets                                                             $869,968     $779,973
                                                                                  ========     ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                            $    900     $    851
   Current portion of long-term debt                                                 2,700        2,700
   Current portion of Termination  and Transitional Services Agreements with
      Pro-Fac Cooperative, Inc.                                                      9,223        9,220
   Accounts payable                                                                 75,007       76,696
   Income taxes payable                                                              1,390        1,241
   Accrued interest                                                                  3,385        1,153
   Accrued employee compensation                                                     8,223       10,029
   Other accrued liabilities                                                        50,836       38,689
   Growers payable due to Pro-Fac Cooperative, Inc.                                 16,656        7,783
                                                                                  --------     --------
         Total current liabilities                                                 168,320      148,362
Obligations under capital leases                                                     2,882        3,028
Long-term debt                                                                     375,331      301,592
Long-term portion of Termination and Transitional Services Agreements with
      Pro-Fac Cooperative, Inc.                                                     13,395       16,830
Other non-current liabilities                                                       59,897       59,943
Non-current deferred tax liability                                                   6,371        6,371
                                                                                  --------     --------
         Total liabilities                                                         626,196      536,126
                                                                                  --------     --------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
      authorized, issued and outstanding                                                 0            0
   Additional paid-in capital                                                      202,754      202,754
   Accumulated earnings                                                             52,403       52,623
   Accumulated other comprehensive income/(loss):
      Unrealized gain on hedging activity                                              362          217
      Minimum pension liability adjustment                                         (11,747)     (11,747)
                                                                                  --------     --------
         Total shareholder's equity                                                243,772      243,847
                                                                                  --------     --------
         Total liabilities and shareholder's equity                               $869,968     $779,973
                                                                                  ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                Three Months Ended
                                                                                          -----------------------------
                                                                                          September 25,   September 27,
                                                                                               2004            2003
                                                                                          -------------   -------------
Cash Flows From Operating Activities:
   Net (loss)/income                                                                        $   (220)       $  2,872
   Adjustments to reconcile net (loss)/income to net cash used in operating activities-
         Amortization of certain intangible assets                                               445             462
         Depreciation                                                                          5,230           5,594
         Amortization of debt issue costs, amendment costs, and debt premiums                  1,801           1,687
         Gain on Sale of Assets                                                                  (69)              0
         Transitional Services Agreement with Pro-Fac Cooperative, Inc.                          (71)           (131)
   Change in assets and liabilities:
      Accounts receivable                                                                     (9,104)        (12,566)
      Inventories and prepaid manufacturing expense                                          (74,348)        (63,453)
      Income taxes refundable                                                                     15           3,092
      Accounts payable and other accrued liabilities                                           6,106          23,772
      Due to Pro-Fac Cooperative, Inc., net                                                    8,952           6,770
      Other assets and liabilities, net                                                          663           2,178
                                                                                            --------        --------
Net cash used in operating activities                                                        (60,600)        (29,723)
                                                                                            --------        --------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                  (4,877)         (7,562)
   Proceeds from disposals                                                                       134           1,971
   Investment in California & Washington Company                                             (73,427)              0
   Proceeds from investment in CoBank                                                            459             821
   Issuance of note receivable to Pro-Fac Cooperative, Inc., net                                   0            (300)
                                                                                            --------        --------
Net cash used in investing activities                                                        (77,711)         (5,070)
                                                                                            --------        --------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                                74,500               0
   Birds Eye Holdings, Inc. redemption, net                                                        0             (51)
   Payments on long-term debt                                                                   (675)        (14,112)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                           (4,000)         (4,000)
   Payments on capital leases                                                                   (224)           (126)
                                                                                            --------        --------
   Net cash provided by/(used in) financing activities                                        69,601         (18,289)
                                                                                            --------        --------
Net change in cash and cash equivalents                                                      (68,710)        (53,082)
Cash and cash equivalents at beginning of period                                              72,887         153,756
                                                                                            --------        --------
Cash and cash equivalents at end of period                                                  $  4,177        $100,674
                                                                                            ========        ========

Supplemental disclosure of cash flow information:
   Acquisition of California & Washington Company
      Accounts receivable                                                                   $  3,822
      Inventories                                                                              3,230
      Prepaid expenses and other current assets                                                   21
      Trademarks and other intangible assets                                                  70,889
      Accounts payable                                                                        (1,724)
      Accrued employee compensation                                                             (175)
      Other accrued liabilities                                                               (2,636)
                                                                                            --------
                                                                                            $ 73,427
                                                                                            ========

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the three months ended September 25, 2004 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 26, 2004.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2004 have been reclassified to conform with the current period presentation.

New Accounting Pronouncements: In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. See NOTE 8 to the "Notes to Consolidated Financial Statements".

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts is approximately $1.3 million at September 25, 2004, and $1.0 million at June 26, 2004.

NOTE 2. ACQUISITION OF CALIFORNIA & WASHINGTON COMPANY

On September 23, 2004, Birds Eye Foods acquired the California & Washington Company ("C&W"), a San Francisco-based marketer of frozen vegetables and fruits, by acquiring all of the outstanding common stock of C&W (the "Acquisition").

C&W is the premier marketer of frozen vegetables and fruits in the Western United States, with number one market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition strengthens its competitive position by expanding its presence in the Western United States. Annual net sales of C&W are approximately $40.0 million.

The Acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Under purchase accounting, the Company will allocate the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary. The preliminary allocation of the purchase price is presented in the Consolidated Statement of Cash Flows as a supplemental disclosure. Once an allocation is determined, in accordance with GAAP, any remaining excess of purchase price over net assets acquired will be adjusted through goodwill.

Due to insignificance, the results of operations for C&W for the period September 23, 2004 - September 25, 2004 have not been included in the Company's Consolidated Statement of Operations for the three months ended September 25, 2004.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations:

On May 1, 2004, the Company sold its Freshlike canned vegetable business to the Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 from this transaction.

The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of the Freshlike canned vegetable business as a discontinued operation and its operations are, therefore, excluded from continuing operations. All prior period Statements of Operations have been reclassified to reflect the discontinuance of the Freshlike canned vegetable business.

The operating results of businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

(Dollars in Thousands)

                                            Three Months Ended
                                      -----------------------------
                                      September 25,   September 27,
                                           2004            2003
                                      -------------   -------------
Net Sales                                   $0            $2,885
                                            ==            ======

Income before income taxes                  $0            $  118
Income tax provision                         0               (46)
                                            --            ------
Discontinued operations, net of tax         $0            $   72
                                            ==            ======

Assets Held for Sale:

Having met the criteria outlined in SFAS No. 144, properties in Barker, New York; Red Creek, New York; Enumclaw, Washington; Sodus, Michigan; and Cincinnati, Ohio are classified as assets held for sale on the Company's Consolidated Balance Sheet as of September 25, 2004. The Company is actively marketing these properties for sale.

The major classes of assets included in the Consolidated Balance Sheet as assets held for sale at estimated fair value less costs to sell are as follows:

(Dollars in Thousands)

                                     September 25,   June 26,
                                          2004         2004
                                     -------------   --------
Property, plant and equipment, net       $3,064       $6,848
                                         ------       ------
   Total                                 $3,064       $6,848
                                         ======       ======

On August 27, 2004, the Company sold its facility located in Alton, New York for $0.1 million. No significant gain or loss was recognized as a result of the disposition of this facility. This facility had previously been recorded as held for sale.

In accordance with SFAS No. 144, and during the quarter ended September 25, 2004, the Company reclassified the Green Bay, Wisconsin manufacturing facility to assets held and used as disposition of the location within one year is no longer likely.

NOTE 4. AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement outlined that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment to be made by October 1, 2002 and quarterly thereafter as outlined. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $22.6 million as of September 25, 2004 and $26.0 million as of June 26, 2004.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the three months ended September 25, 2004 and September 27, 2003 were $35.0 million and $35.9 million, respectively.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. As of September 25, 2004, there was $1.0 million outstanding under this Credit Agreement.

NOTE 5. INVENTORIES

The major classes of inventories, net of reserves of $4.7 million and $4.1 million, as of September 25, 2004 and June 26, 2004, respectively, are as follows:

(Dollars in Thousands)

                             September 25,   June 26,
                                 2004          2004
                             -------------   --------
Finished goods                  $243,067     $158,090
Raw materials and supplies        27,342       22,993
                                --------     --------
   Total inventories            $270,409     $181,083
                                ========     ========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of September 25, 2004, trademarks were increased by approximately $70.9 million as a result of the acquisition of California & Washington Company. This amount assigned to trademarks is preliminary as the valuations and other studies that will provide the basis for the fair value of the trademarks have not been completed. Upon completion of the valuations and final purchase price allocation, any remaining excess of purchase price over net assets acquired, including the final fair value assigned to trademarks, will be adjusted through goodwill. See NOTE 2 to the "Notes to Consolidated Financial Statements".

As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 4 to 14 years. The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                      September 25,                June 26,
                                           2004                      2004
                                 -----------------------   -----------------------
                                   Gross                     Gross
                                 Carrying    Accumulated   Carrying    Accumulated
                                  Amount    Amortization    Amount    Amortization
                                 --------   ------------   --------   ------------
Amortized intangible assets:
   Covenants not to compete      $    588     $  (333)     $    588     $  (298)
   Customer relationships           8,000      (1,889)        8,000      (1,667)
   Other                           10,406      (1,594)       10,406      (1,406)
                                 --------     -------      --------     -------
      Total                      $ 18,994     $(3,816)     $ 18,994     $(3,371)
                                 --------     =======      --------     =======

Unamortized intangible assets:
   Trademarks                     219,389                   148,500
                                 --------                  --------
      Total                      $238,383                  $167,494
                                 ========                  ========

The aggregate amortization expense associated with intangible assets for the three months ended September 25, 2004 and September 27, 2003 was $0.4 million and $0.5 million, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

           Aggregate
            Annual
Fiscal   Amortization
 Year       Expense
------   ------------
 2006       $1,778
 2007        1,650
 2008        1,639
 2009        1,639
 2010        1,639

NOTE 7. DEBT

Summary of Long-Term Debt
(Dollars in Thousands)

                            September 25,   June 26,
                                 2004         2004
                            -------------   ---------
Term Loan Facility            $252,184      $252,859
Senior Subordinated Notes       51,347        51,433
Revolving Credit Facility       74,500             0
                              --------      --------
Total debt                     378,031       304,292
Less current portion            (2,700)       (2,700)
                              --------      --------
Total long-term debt          $375,331      $301,592
                              ========      ========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. There were borrowings of $74.5 million on the Revolving Credit Facility as of September 25, 2004.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

As of September 25, 2004, the interest rate under the Revolving Credit Facility was approximately 3.84 percent on LIBOR loans, and the interest rate under the Term Loan Facility was approximately 4.42 percent on LIBOR loans.

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

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings, Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: Birds Eye Foods has outstanding $50.0 million of 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. In connection with the Transaction, the Company recorded the Notes at their estimated fair value, which resulted in recording a premium. As of September 25, 2004, the remaining premium was $1.4 million and is being amortized against interest expense over the remaining life of the outstanding Notes.

NOTE 8. INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
(Dollars in Thousands)

                                                          Pension Benefits
                                                         Three Months Ended
                                                   -----------------------------
                                                   September 25,   September 27,
                                                       2004             2003
                                                   -------------   -------------
Service cost                                          $ 1,114         $ 1,244
Interest cost                                           1,981           1,962
Expected return on plan assets                         (1,793)         (1,606)
Amortization of prior service cost                          1               2
Amortization of net loss                                  211             242
                                                      -------         -------
Net periodic cost - Company plans                     $ 1,514         $ 1,844
Net periodic cost - union plans                           102              91
                                                      -------         -------
Total periodic benefit cost                           $ 1,616         $ 1,935
                                                      =======         =======

                                     Postretirement Benefits Other than Pensions
                                                  Three Months Ended
                                     -------------------------------------------
                                            September 25,   September 27,
                                                2004             2003
                                            -------------   -------------
Service cost                                     $11             $12
Interest cost                                     49              57
Amortization of prior service cost                (7)             (7)
                                                 ---             ---
Total periodic benefit cost                      $53             $62
                                                 ===             ===

The Company has been unable to conclude whether benefits provided by its postretirement benefit plans are considered "actuarially equivalent" to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). As such, the amounts presented above and included in the consolidated financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act.

NOTE 9. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company has three primary segments in which it operates: branded frozen, branded dry, and non-branded.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, McKenzie's and C&W. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, chili products, fruit fillings and toppings, and other canned products. The Company's food service and industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

Reclassifications have been made to the prior year segment presentation below to reflect the reallocation of certain fixed costs which were not eliminated in conjunction with the sale of the Company's Freshlike canned vegetable business in fiscal 2004. The Freshlike canned vegetable business has been reclassified to discontinued operations in accordance with SFAS No. 144. See NOTE 3 to the "Notes to Consolidated Financial Statements".

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 25,   September 27,
                                                       2004            2003
                                                  -------------   -------------
Net Sales:
   Branded frozen                                     $ 63.1          $ 66.7
   Branded dry                                          45.6            49.1
   Non-branded                                          68.6            73.9
                                                      ------          ------
Total continuing segments                             $177.3          $189.7
                                                      ======          ======
Operating income:
   Branded frozen                                     $  4.2          $ 10.6
   Branded dry                                           6.9             9.0
   Non-branded                                          (5.1)           (4.7)
                                                      ------          ------
Continuing segment operating income                      6.0            14.9
Interest expense                                        (6.4)          (10.2)
                                                      ------          ------
Pretax (loss)/income from continuing operations       $ (0.4)         $  4.7
                                                      ======          ======

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation, GLK Holdings, Inc. (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                         Statement of Operations
                                                                  Three Months Ended September 25, 2004
                                                  ---------------------------------------------------------------------
                                                   Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                  -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                          $ 172,501      $ 6,247        $    0        $(1,404)     $ 177,344
Cost of sales                                       (138,603)      (5,867)            0          1,480       (142,990)
                                                   ---------      -------        ------        -------      ---------
Gross profit                                          33,898          380             0             76         34,354
Selling, administrative, and general expense         (27,507)        (857)            0              0        (28,364)
Other (expense)/income                                (5,867)       5,943             0            (76)             0
Income from subsidiaries                               5,131          651             0         (5,782)             0
                                                   ---------      -------        ------        -------      ---------
Operating income                                       5,655        6,117             0         (5,782)         5,990
Interest (expense)/income                             (8,909)       1,087         1,466              0         (6,356)
                                                   ---------      -------        ------        -------      ---------
Pretax (loss)/income from continuing operations       (3,254)       7,204         1,466         (5,782)          (366)
Tax benefit/(provision)                                1,341       (2,888)            0          1,693            146
                                                   ---------      -------        ------        -------      ---------
(Loss)/Income before discontinued operations          (1,913)       4,316         1,466         (4,089)          (220)
Discontinued operations (net of tax)                       0            0             0              0              0
                                                   ---------      -------        ------        -------      ---------
Net (loss)/income                                  $  (1,913)     $ 4,316        $1,466        $(4,089)     $    (220)
                                                   =========      =======        ======        =======      =========

                                                                                  Balance Sheet
                                                                                September 25, 2004
                                                      ---------------------------------------------------------------------
                                                       Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                           $  3,573      $    604       $     0       $       0      $  4,177
   Accounts receivable, net                              74,869         3,649             0               0        78,518
   Inventories -
      Finished goods                                    242,531           536             0               0       243,067
      Raw materials and supplies                         26,302         1,040             0               0        27,342
                                                       --------      --------       -------       ---------      --------
         Total inventories                              268,833         1,576             0               0       270,409

   Other current assets                                  21,747         2,450           977            (977)       24,197
                                                       --------      --------       -------       ---------      --------

         Total current assets                           369,022         8,279           977            (977)      377,301

   Property, plant, and equipment, net                  176,279        25,314             0               0       201,593
   Investment in subsidiaries                           313,974        14,082             0        (328,056)            0
   Goodwill and other intangible assets, net            112,208       157,945             0               0       270,153
   Other assets                                          20,652        97,032        30,739        (127,502)       20,921
                                                       --------      --------       -------       ---------      --------

         Total assets                                  $992,135      $302,652       $31,716       $(456,535)     $869,968
                                                       ========      ========       =======       =========      ========
Liabilities and Shareholder's Equity
   Current portion of long-term debt                   $  2,700      $      0       $     0       $       0      $  2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                   9,223             0             0               0         9,223
   Accounts payable                                      73,910         1,097             0               0        75,007
   Accrued interest                                       4,362             0             0            (977)        3,385
   Intercompany loans                                      (408)          408             0               0             0
   Other current liabilities                             73,198         4,807             0               0        78,005
                                                       --------      --------       -------       ---------      --------
         Total current liabilities                      162,985         6,312             0            (977)      168,320

   Long-term debt                                       406,070             0             0         (30,739)      375,331
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                     13,395             0             0               0        13,395
   Other non-current liabilities                        165,913             0             0         (96,763)       69,150
                                                       --------      --------       -------       ---------      --------

         Total liabilities                              748,363         6,312             0        (128,479)      626,196

   Shareholder's equity                                 243,772       296,340        31,716        (328,056)      243,772
                                                       --------      --------       -------       ---------      --------
         Total liabilities and shareholder's equity    $992,135      $302,652       $31,716       $(456,535)     $869,968
                                                       ========      ========       =======       =========      ========

                                                                                 Statement of Cash Flows
                                                                         Three Months Ended September 25, 2004
                                                        ---------------------------------------------------------------------
                                                         Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                        Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                        -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net (loss)/income                                     $ (1,913)     $ 4,316        $1,466        $ (4,089)      $   (220)
   Adjustments to reconcile net (loss)/income to cash
      provided by/(used in) operating activities -
         Depreciation                                       4,700          530             0               0          5,230
         Amortization of certain intangible assets            257          188             0               0            445
         Amortization of debt issue costs, amendment
            costs, and debt premiums                        2,289            0          (488)              0          1,801
         Gain on sale of assets                               (69)           0             0               0            (69)
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                         (71)           0             0               0            (71)
         Equity in earnings of subsidiaries                (1,165)        (222)            0           1,387              0
         Change in working capital                        (65,166)        (846)          (11)         (1,693)       (67,716)
                                                         --------      -------        ------        --------       --------
Net cash (used in)/provided by operating activities       (61,138)       3,966           967          (4,395)       (60,600)
                                                         --------      -------        ------        --------       --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment              (4,757)        (120)            0               0         (4,877)
   Proceeds from disposals                                    134            0             0               0            134
   Investment in California & Washington Company          (73,427)           0             0               0        (73,427)
   Proceeds from investment in CoBank                         459            0             0               0            459
                                                         --------      -------        ------        --------       --------
Net cash used in investing activities                     (77,591)        (120)            0               0        (77,711)
                                                         --------      -------        ------        --------       --------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility             74,500            0             0               0         74,500
   Payments on long-term debt                                (675)           0             0               0           (675)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                            (4,000)           0             0               0         (4,000)
   Payments on capital leases                                (224)           0             0               0           (224)
   Dividends paid                                               0       (3,428)         (967)          4,395              0
                                                         --------      -------        ------        --------       --------
Net cash provided by/(used in) financing activities        69,601       (3,428)         (967)          4,395         69,601
                                                         --------      -------        ------        --------       --------

Net change in cash and cash equivalents                   (69,128)         418             0               0        (68,710)

Cash and cash equivalents at beginning of period           72,701          186             0               0         72,887
                                                         --------      -------        ------        --------       --------
Cash and cash equivalents at end of period               $  3,573      $   604        $    0        $      0       $  4,177
                                                         ========      =======        ======        ========       ========

                                                                         Statement of Operations
                                                                  Three Months Ended September 27, 2003
                                                  ---------------------------------------------------------------------
                                                   Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                  -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Net sales                                          $ 184,934     $ 6,147         $    0        $(1,414)     $ 189,667
Cost of sales                                       (144,488)     (5,533)             0          1,608       (148,413)
                                                   ---------     -------         ------        -------      ---------
Gross profit                                          40,446         614              0            194         41,254
Selling, administrative, and general expense         (25,436)       (906)             0              0        (26,342)
Other (expense)/income                               (10,402)     10,596              0           (194)             0
Income from subsidiaries                               9,022         643              0         (9,665)             0
                                                   ---------     -------         ------        -------      ---------
Operating income                                      13,630      10,947              0         (9,665)        14,912
Interest (expense)/income                            (14,261)      2,571          1,447              0        (10,243)
                                                   ---------     -------         ------        -------      ---------
Pretax (loss)/income from continuing operations         (631)     13,518          1,447         (9,665)         4,669
Tax benefit/(provision)                                  274      (5,300)             0          3,157         (1,869)
                                                   ---------     -------         ------        -------      ---------
Income before discontinued operations                   (357)      8,218          1,447         (6,508)         2,800
Discontinued operations (net of a tax provision
   of $46)                                                72           0              0              0             72
                                                   ---------     -------         ------        -------      ---------
Net income/(loss)                                  $    (285)    $ 8,218         $1,447        $(6,508)     $   2,872
                                                   =========     =======         ======        =======      =========

                                                                           Balance Sheet
                                                                           June 26, 2004
                                               ---------------------------------------------------------------------
                                                Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                               Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                               -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                     $ 72,701     $    186       $     0      $       0       $ 72,887
   Accounts receivable, net                        61,232        4,358             0              0         65,590
   Inventories -
      Finished goods                              157,394          696             0              0        158,090
      Raw materials and supplies                   22,029          964             0              0         22,993
                                                 --------     --------       -------      ---------       --------
         Total inventories                        179,423        1,660             0              0        181,083

   Other current assets                            38,245        2,160           967           (967)        40,405
                                                 --------     --------       -------      ---------       --------

         Total current assets                     351,601        8,364           967           (967)       359,965

   Property, plant, and equipment, net            172,670       25,175             0              0        197,845
   Investment in subsidiaries                     313,403       13,860             0       (327,263)             0
   Goodwill and other intangible assets, net       41,576      158,133             0              0        199,709
   Other assets                                    22,178       98,650        30,250       (128,624)        22,454
                                                 --------     --------       -------      ---------       --------

         Total assets                            $901,428     $304,182       $31,217      $(456,854)      $779,973
                                                 ========     ========       =======      =========       ========

Liabilities and Shareholder's Equity
   Current portion of long-term debt             $  2,700     $      0       $     0      $       0       $  2,700
   Current portion of Termination and
      Transitional Services Agreements with
      Pro-Fac Cooperative, Inc.                     9,220            0             0              0          9,220
   Accounts payable                                74,889        1,807             0              0         76,696
   Accrued interest                                 2,120            0             0           (967)         1,153
   Intercompany loans                               2,327       (2,327)            0              0              0
   Other current liabilities                       49,937        8,656             0              0         58,593
                                                 --------     --------       -------      ---------       --------
         Total current liabilities                141,193        8,136             0           (967)       148,362
   Long-term debt                                 331,842            0             0        (30,250)       301,592
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.               16,830            0             0              0         16,830
   Other non-current liabilities                  167,716            0             0        (98,374)        69,342
                                                 --------     --------       -------      ---------       --------

         Total liabilities                        657,581        8,136             0       (129,591)       536,126

   Shareholder's equity                           243,847      296,046        31,217       (327,263)       243,847
                                                 --------     --------       -------      ---------       --------

         Total liabilities and shareholder's
            equity                               $901,428     $304,182       $31,217      $(456,854)      $779,973
                                                 ========     ========       =======      =========       ========

                                                                             Statement of Cash Flows
                                                                      Three Months Ended September 27, 2003
                                                      ---------------------------------------------------------------------
                                                       Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                          $   (285)     $ 8,218        $ 1,447        $(6,508)      $  2,872
   Adjustments to reconcile net income to cash
      (used in)/provided by operating activities -
         Depreciation                                     5,206          388              0              0          5,594
         Amortization of certain intangible assets          274          188              0              0            462
         Amortization of debt issue costs,
            amendment costs, and debt premiums            3,134            0         (1,447)             0          1,687
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                      (131)           0              0              0           (131)
         Equity in earnings of subsidiaries              (1,072)        (643)             0          1,715              0
         Change in working capital                      (37,395)         345              0         (3,157)       (40,207)
                                                       --------      -------        -------        -------       --------
Net cash (used in)/provided by operating activities     (30,269)       8,496              0         (7,950)       (29,723)
                                                       --------      -------        -------        -------       --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment            (7,394)        (168)             0              0         (7,562)
   Proceeds from disposals                                1,971            0              0              0          1,971
   Proceeds from investment in CoBank                       821            0              0              0            821
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                               (300)           0              0              0           (300)
                                                       --------      -------        -------        -------       --------
Net cash used in investing activities                    (4,902)        (168)             0              0         (5,070)
                                                       --------      -------        -------        -------       --------

Cash Flows From Financing Activities:
   Birds Eye Holdings, Inc. redemption                      (51)           0              0              0            (51)
   Payments on long-term debt                           (14,112)           0              0              0        (14,112)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                          (4,000)           0              0              0         (4,000)
   Payments on capital lease                               (126)           0              0              0           (126)
   Dividends paid                                             0       (7,950)             0          7,950              0
                                                       --------      -------        -------        -------       --------
Net cash used in financing activities                   (18,289)      (7,950)             0          7,950        (18,289)
                                                       --------      -------        -------        -------       --------

Net change in cash and cash equivalents                 (53,460)         378              0              0        (53,082)

Cash and cash equivalents at beginning of period        153,619          137              0              0        153,756
                                                       --------      -------        -------        -------       --------
Cash and cash equivalents at end of period             $100,159      $   515        $     0        $     0       $100,674
                                                       ========      =======        =======        =======       ========

NOTE 11. OTHER MATTERS

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

o    the Company's ability to service debt; and

o    interest rate fluctuations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This section should be read in conjunction with Part I, Item 1. Financial Statements of this report.

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', C&W, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, chili products, fruit fillings and toppings, and other canned products. The Company's food service and industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

Reclassifications have been made to the prior year segment presentation below to reflect the reallocation of certain fixed costs which were not eliminated in conjunction with the sale of the Company's Freshlike canned vegetable business in fiscal 2004. The Freshlike canned vegetable business has been reclassified to discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. See NOTE 3 to the "Notes to Consolidated Financial Statements".

The following tables illustrate the results of operations by segment for the three months ended September 25, 2004 and September 27, 2003:

Net Sales
(Dollars in Millions)

                       Three Months Ended
                 -----------------------------
                 September 25,   September 27,
                      2004            2003
                 -------------   -------------
                          % of            % of
                   $     Total     $     Total
                 -----   -----   -----   -----
Branded frozen    63.1    35.6    66.7    35.2
Branded dry       45.6    25.7    49.1    25.9
Non-branded       68.6    38.7    73.9    38.9
                 -----   -----   -----   -----
   Total         177.3   100.0   189.7   100.0
                 =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                       Three Months Ended
                 -----------------------------
                 September 25,   September 27,
                      2004            2003
                 -------------   -------------
                          % of            % of
                   $     Total     $     Total
                 -----   -----   -----   -----
Branded frozen    4.2     70.0   10.6     71.1
Branded dry       6.9    115.0    9.0     60.4
Non-branded      (5.1)   (85.0)  (4.7)   (31.5)
                 ----    -----   ----    -----
   Total          6.0    100.0   14.9    100.0
                 ====    =====   ====    =====

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, and depreciation and amortization) for the three months ended September 25, 2004 and September 27, 2003. The Company believes that EBITDA is an additional measure used to evaluate the operating performance of its segments. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability. However, EBITDA should be considered in addition to, not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                Three Months Ended
                                           -----------------------------
                                           September 25,   September 27,
                                                2004           2003
                                           -------------   -------------
                                                   % of             % of
                                              $    Total     $     Total
                                            ----   -----   -----   -----
Branded frozen                               5.9    50.4    12.5    59.8
Branded dry                                  7.8    66.7     9.9    47.4
Non-branded                                 (2.0)  (17.1)   (1.5)   (7.2)
                                            ----   -----   -----   -----
   Continuing segment EBITDA                11.7   100.0    20.9   100.0
                                                   =====           =====
Reconciliation of EBITDA to net income:
Depreciation and amortization               (5.7)           (6.0)
                                            ----           -----
Operating income                             6.0            14.9
Interest expense                            (6.4)          (10.2)
Tax benefit/(provision)                      0.2            (1.9)
Discontinued operations, net of tax          0.0             0.1
                                            ----           -----
Net (loss)/income                           (0.2)            2.9
                                            ====           =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus interest, taxes, depreciation, and amortization.

       CHANGES FROM FIRST QUARTER FISCAL 2004 TO FIRST QUARTER FISCAL 2005

Net Sales: Net sales for the first quarter of fiscal 2005 were $177.3 million, a decrease of $12.4 million, or 6.5 percent, as compared to net sales of $189.7 million in the first quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company executed a price increase on most product categories to mitigate the impact of industry wide increases in the costs for labor, raw materials and packaging. Management believes its pricing action, coupled with increased merchandising support, negatively impacted net sales during the quarter. Subsequent to the Company's action regarding pricing, other competitors have followed with similar pricing actions. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2005 period decreased $6.9 million to $34.4 million as compared to $41.3 million for the fiscal 2004 period. The decrease in sales volume accounted for a significant portion of the decline. The remainder of the decline was driven by the continued impact of production cost increases, consumer events associated with the Voila! product line, increased merchandising support and other industry wide cost increases. Management believes product cost increases will impact operating results throughout fiscal 2005.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2005 period have increased $2.1 million to $28.4 million, as compared to $26.3 million in the fiscal 2004 period. The increase was a result of the Company's efforts to redesign its current Birds Eye packaging as well as additional advertising and consumer events for the Birds Eye Voila! product category.

Operating Income: Operating income for the fiscal 2005 period was $6.0 million, a decrease of $8.9 million as compared to $14.9 million in the fiscal 2004 period. The decline is attributable to those factors discussed above. Decreases in operating income within the branded frozen, branded dry, and non-branded segments were $6.4 million, $2.1 million, and $0.4 million, respectively. Significant variances are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2005 period was $6.4 million compared to $10.2 million in the fiscal 2004 period. This decline is primarily the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes on November 24, 2003.

Tax Provision: The benefit for income taxes in the first quarter of fiscal 2005 was $0.2 million compared to a provision for income taxes of $1.9 million in the fiscal 2004 period. The variance in these amounts is impacted by the variance in earnings before tax.

Net (Loss)/Income: Net loss for the fiscal 2005 period was $0.2 million compared to net income of $2.9 million in the fiscal 2004 period. The variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $63.1 million in the fiscal 2005 period, a net decline of $3.6 million or 5.4 percent as compared to net sales of $66.7 million for the fiscal 2004 period. As outlined above, during the first quarter of the fiscal 2005 period, the Company implemented a price increase to mitigate the impact of industry wide cost increases. Management believes its pricing action, along with increased merchandising support, negatively impacted net sales during the quarter. Subsequent to the Company's action regarding pricing, other competitors have followed with similar pricing actions. During the fiscal 2005 period, the Company also continued to invest in revitalizing its Voila! product category. Improvements in the Voila! product formulation and increased consumer programs drove volume increases of over 25% versus the prior year.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 5.0 percent for the 12-week period ending September 12, 2004. The Company's branded market share on a unit basis at September 12, 2004 was 16.8 percent compared to 17.7 percent at September 14, 2003. The bagged meal category for the 12-week period ending September 12, 2004 declined 4.0 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending September 12, 2004 was 23.6 percent compared to 17.7 percent for the 12-week period ending September 14, 2003.

Branded frozen operating income declined from prior year $6.4 million from $10.6 million in the fiscal 2004 period to $4.2 million in the fiscal 2005 period. This decline was primarily the result of increased spending to revitalize the Birds Eye Voila! product category. In addition, earnings were negatively impacted in the first quarter by volume declines, significant product cost increases, and the investment in new packaging for the Birds Eye product line.

Branded Dry: Branded dry net sales were $45.6 million for the fiscal 2005 period, a decline of $3.5 million or 7.1 percent as compared to net sales of $49.1 million for the fiscal 2004 period. Declines resulted from the timing of seasonal orders. A shift in various customer orders for holiday activity to October in the current year versus September in the prior year negatively impacted net sales.

Operating income for the branded dry segment was $6.9 million for the fiscal 2005 period, a decline of $2.1 million or 23.3 percent as compared to $9.0 million for the fiscal 2004 period. This decline was primarily impacted by both the timing of seasonal orders outlined above and industry wide increases in product cost. The Company's branded dry product line has experienced cost increases in meat, edible oils, steel and commodities. Management is continually evaluating opportunities to mitigate these cost increases while maintaining volumes.

Non-branded: Non-branded net sales were $68.6 million for the fiscal 2005 period, a decline of $5.3 million or 7.2 percent as compared to $73.9 million in the fiscal 2004 period. This decline is primarily attributable to a reduction in industrial sales. The reduced crop intake in the fiscal 2005 period has resulted in less inventory available to be sold in this channel. In addition, the Company has experienced a decline in net sales for several co-pack agreements. Industrial and co-pack sales typically yield lower margins than the Company's other product lines, however, provide for greater utilization of manufacturing facilities. Non-branded operating income showed a loss of $5.1 million for the fiscal 2005 period, a $0.4 million decline as compared to an operating loss of $4.7 million for the fiscal 2004 period.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (excluding frozen soups) for the 12-week period ending September 12, 2004 was 29.2 percent compared to 29.8 percent for the 12-week period ending September 14, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the three months ended September 25, 2004 compared to the three months ended September 27, 2003.

Given the seasonal nature of the Company's crop intake for use in year-round production of its products, Birds Eye Foods generates significant negative cash flow from operations in the first quarter of each fiscal year. Net cash used in operating activities for the fiscal 2005 period was $60.6 million as compared to net cash used in operating activities of $29.7 million for the fiscal 2004 period, representing an increase of $30.9 million. Net inventories (including prepaid manufacturing expense) increased $74.3 million in the current period as compared with an increase of $63.5 million during the prior year period. Cost increases experienced throughout the period have raised the carrying value of inventory. In addition, the timing of payments for purchases made during the fourth quarter of fiscal 2004 also negatively impacted cash flow from operations by approximately $17.7 million.

Net cash used in investing activities for the fiscal 2005 period was $77.7 million, as compared to net cash used in investing activities of $5.1 million for the fiscal 2004 period. On September 23, 2004, the Company completed the acquisition of California & Washington Company ("C&W"), which accounted for the majority of cash used in investing activities for the fiscal 2005 period. The acquisition of C&W was financed by borrowing on the Revolving Credit Facility. Capital expenditures were $4.9 million for the 2005 period compared to $7.6 million in the prior year period. The decrease in capital expenditures is the result of the timing for various initiatives.

Net cash provided by financing activities for the fiscal 2005 period was $69.6 million, as compared to net cash used in financing activities of $18.3 million in the 2004 period, representing a change in cash inflows of $87.9 million. This change was primarily driven by net proceeds from the Revolving Credit Facility to finance the acquisition of California & Washington Company. The Company anticipates future borrowings on its Revolving Credit Facility to be in the ordinary course of business. In addition, the payments on long-term debt for the fiscal 2004 period included a $13.1 million "excess cash flow" payment as required by the Company's Senior Credit Agreement. No such payment was required in September 2004. See NOTE 7 to the "Notes to Consolidated Financial Statements".

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

As of September 25, 2004, (i) there were $74.5 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $24.2 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $101.3 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Facility"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of September 25, 2004, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of September 25, 2004, the interest rate under the Term Loan Facility was approximately 4.42 percent on LIBOR loans. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of September 25, 2004, the interest rate under the Revolving Credit Facility was approximately 3.84 percent on LIBOR loans.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64,125,000. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of September 25, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Birds Eye Holdings Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements" included herein.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1. On November 24, 2003, the Company repaid $150.0 million of the Notes.

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

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on the Company's products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

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

The cherry crop from both the 2002 and 2003 growing seasons was adversely affected by weather conditions in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, increased significantly from historic levels. To offset the cherry cost increase, management initiated both pricing actions and changes in promotional programs across all of its cherry items. Early indications from the 2004 growing season indicate adequate crop supply, however, costs have not yet been finalized and are anticipated to be higher than historical averages.

Additionally, for the 2004 crop season, a combination of higher than normal precipitation levels and below normal temperatures in the Northeast and Midwest regions has reduced planned crop intake. This reduction in crop intake has impacted production costs and efficiency. Management believes product cost increases will impact operating results throughout fiscal 2005. Management continues, however, to actively pursue cost reductions to mitigate crop-related cost increases.

Effective June 28, 2004 the Company initiated a price increase of 5 to 7 percent on most product categories. The price increase was a direct result of increases across commodities, ingredients, packaging and other production costs.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-Q Equivalent was derived from industry sources believed by the Company to be reliable including information provided by Information Resources, Inc. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and certain commodity prices, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company has entered into derivative contracts. Certain of the Company's derivative financial instruments are reported in the Company's Annual Report on Form 10-K Equivalent for the year ended June 26, 2004. No material changes have occurred in these instruments which would require additional disclosure in answer to this item.

ITEM 4. CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of September 25, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended September 25, 2004 that materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Certain of our legal proceedings are reported in our Annual Report on Form 10-K Equivalent for the year ended June 26, 2004. Information about any material developments that may have occurred since June 26, 2004 is described in NOTE 11, "Other Matters - Legal Matters", under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.


ITEM 6. EXHIBITS.

     Exhibits

Exhibit Number                             Description
--------------   ---------------------------------------------------------------
     10.1        Second Amendment and Consent, dated as of October 19, 2004, to the Credit Agreement among Birds Eye Foods, Inc., Birds Eye
                 Holdings, Inc., the lenders and other agents from time to time party thereto, and JP Morgan Chase Bank (filed herewith).

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

                                                    BIRDS EYE FOODS, INC.


Date: November 8, 2004                By:           /s/ Earl L. Powers
                                          --------------------------------------
                                                      EARL L. POWERS
                                               EXECUTIVE VICE PRESIDENT and
                                                CHIEF FINANCIAL OFFICER and
                                                        SECRETARY
                                            (On Behalf of the Registrant and as
                                                Principal Financial Officer
                                             and Principal Accounting Officer)