Form 10-Q
period 2004-12-25
BIRDS EYE FOODS INC
filed 2005-02-07
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ================

                              Form 10-Q Equivalent

                                ================

     (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 2004

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

                                  YES        NO
                                     ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  YES        NO X
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 4, 2005.

                              Common Stock: 11,000

     o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

                               Page 1 of 29 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income/(Loss)
(Dollars in Thousands)
(Unaudited)

                                                                        Three Months Ended                  Six Months Ended
                                                                 -------------------------------    --------------------------------
                                                                  December 25,     December 27,      December 25,     December 27,
                                                                      2004             2003              2004             2003
                                                                 ------------      ------------     ------------      -------------
Net sales                                                        $   266,473       $   248,543      $   443,817        $   438,210
Cost of sales                                                       (201,550)         (186,587)        (344,540)          (335,000)
                                                                 -----------       -----------      -----------        ------------
Gross profit                                                          64,923            61,956           99,277            103,210
Selling, administrative, and general expense                         (32,036)          (29,819)         (60,400)           (56,161)
Other income                                                           2,199                 0            2,199                  0
                                                                 -----------       -----------      -----------        -----------
Operating income                                                      35,086            32,137           41,076             47,049
Interest expense                                                      (7,280)           (8,507)         (13,636)           (18,750)
Loss on early extinguishment of debt                                       0            (4,018)               0             (4,018)
                                                                 -----------       -----------      -----------        -----------
Pretax income from continuing operations                              27,806            19,612           27,440             24,281
Tax provision                                                        (11,098)           (7,853)         (10,952)            (9,722)
                                                                 -----------       -----------      -----------        -----------
Income before discontinued operations                                 16,708            11,759           16,488             14,559
Discontinued operations, net of tax                                        0               470                0                542
                                                                 -----------       -----------      -----------        -----------
Net income                                                       $    16,708       $    12,229      $    16,488        $    15,101
                                                                 ===========       ===========      ===========        ===========

Accumulated earnings at beginning of period                           52,403            23,628           52,623             20,756
                                                                 -----------       -----------      -----------        -----------
Accumulated earnings at end of period                            $    69,111       $    35,857      $    69,111        $    35,857
                                                                 ===========       ===========      ===========        ===========

Net income                                                       $    16,708       $    12,229      $    16,488        $    15,101
Other comprehensive income/(loss):
   Unrealized (loss)/gain on hedging activity, net of taxes              (35)              (26)             110               (547)
                                                                 -----------       -----------      -----------        -----------
Comprehensive income                                             $    16,673       $    12,203      $    16,598        $    14,554
                                                                 ===========       ===========      ===========        ===========

Accumulated other comprehensive loss
   at beginning of period                                        $   (11,385)      $   (11,430)     $   (11,530)       $   (10,909)
   Unrealized (loss)/gain on hedging activity, net of taxes              (35)              (26)             110               (547)
                                                                 -----------       -----------      -----------        -----------
Accumulated other comprehensive loss
   at end of period                                              $   (11,420)      $   (11,456)     $   (11,420)       $   (11,456)
                                                                 ===========       ===========      ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)

                                                                                      December 25,       June 26,
                                                                                          2004             2004
                                                                                     -------------      ----------

                                                               ASSETS
Current assets:
   Cash and cash equivalents                                                          $    4,030        $   72,887
   Accounts receivable trade, net of allowances for doubtful accounts                     76,969            63,319
   Accounts receivable, other                                                              6,435             2,271
   Inventories, net                                                                      249,603           181,083
   Current investment in CoBank                                                              757             1,477
   Prepaid manufacturing expense                                                           2,225            11,706
   Prepaid expenses and other current assets                                              11,038            11,327
   Assets held for sale                                                                    1,631             6,848
   Current deferred tax asset                                                              8,932             9,047
                                                                                      ----------        ----------
         Total current assets                                                            361,620           359,965
Investment in CoBank                                                                         903             1,102
Property, plant and equipment, net                                                       202,223           197,845
Goodwill                                                                                  48,926            35,586
Trademarks and other intangible assets, net                                              220,153           164,123
Other assets                                                                              17,556            20,266
Note receivable due from Pro-Fac Cooperative, Inc.                                             0             1,086
                                                                                      ----------        ----------
         Total assets                                                                 $  851,381        $  779,973
                                                                                      ==========        ==========

                                                LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                                $      853        $      851
   Current portion of long-term debt                                                       2,700             2,700
   Current portion of Termination  and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                             9,298             9,220
   Accounts payable                                                                       55,087            76,696
   Income taxes payable                                                                   11,220             1,241
   Accrued interest                                                                        2,085             1,153
   Accrued employee compensation                                                           8,043            10,029
   Other accrued liabilities                                                              63,621            38,689
   Growers payable due to Pro-Fac Cooperative, Inc.                                       16,976             7,783
                                                                                      ----------        ----------
         Total current liabilities                                                       169,883           148,362
Obligations under capital leases                                                           2,716             3,028
Long-term debt                                                                           340,370           301,592
Long-term portion of Termination and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                            11,919            16,830
Other non-current liabilities                                                             58,899            59,943
Non-current deferred tax liability                                                         7,112             6,371
                                                                                      ----------        ----------
         Total liabilities                                                               590,899           536,126
                                                                                      ----------        ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                        0                 0
   Additional paid-in capital                                                            202,791           202,754
   Accumulated earnings                                                                   69,111            52,623
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                     327               217
     Minimum pension liability adjustment                                                (11,747)          (11,747)
                                                                                      ----------        ----------
         Total shareholder's equity                                                      260,482           243,847
                                                                                      ----------        ----------
         Total liabilities and shareholder's equity                                   $  851,381        $  779,973
                                                                                      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                Six Months Ended
                                                                                   ----------------------------------------
                                                                                    December 25, 2004     December 27, 2003
                                                                                   ------------------    ------------------

Cash Flows From Operating Activities:
   Net income                                                                      $           16,488    $           15,101
   Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities-
        Amortization of certain intangible assets                                               1,271                   899
        Depreciation                                                                           11,299                11,898
        Amortization of debt issue costs, amendment costs, and debt premiums                    3,560                 3,506
        Gain on sale of assets                                                                    (79)                    0
        Transitional Services Agreement with Pro-Fac Cooperative, Inc.                            (70)                 (262)
        Provision for deferred taxes                                                              855                     0
        Loss on early extinguishment of debt                                                        0                 4,018
   Change in assets and liabilities:
      Accounts receivable                                                                     (14,395)              (18,219)
      Inventories and prepaid manufacturing expense                                           (56,287)              (29,237)
      Income taxes payable                                                                     10,120                10,744
      Accounts payable and other accrued liabilities                                           (2,267)               (5,733)
      Due to Pro-Fac Cooperative, Inc., net                                                     9,278                 6,423
      Other assets and liabilities, net                                                          (424)                3,728
                                                                                   ------------------    ------------------
Net cash (used in)/provided by operating activities                                           (20,651)                2,866
                                                                                   ------------------    ------------------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                   (9,374)              (12,100)
   Proceeds from disposals                                                                        154                 5,414
   Acquisition of California & Washington Company                                             (73,455)                    0
   Proceeds from investment in CoBank                                                             918                 1,643
   Proceeds from/(issuance of) note receivable to Pro-Fac Cooperative, Inc., net                1,000                  (300)
                                                                                   ------------------    ------------------

Net cash used in investing activities                                                         (80,757)               (5,343)
                                                                                   ------------------    ------------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                                 40,300                40,000
   Payment of premium and fees on early extinguishment of debt                                      0                (8,937)
   Birds Eye Holdings, Inc. contributions                                                          37                   531
   Payments on long-term debt                                                                  (1,350)             (164,787)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                            (6,000)               (6,000)
   Payments on capital leases                                                                    (436)                 (256)
                                                                                   ------------------    ------------------
Net cash provided by/(used in) financing activities                                            32,551              (139,449)
                                                                                   ------------------    ------------------

Net change in cash and cash equivalents                                                       (68,857)             (141,926)
Cash and cash equivalents at beginning of period                                               72,887               153,756
                                                                                   ------------------    ------------------
Cash and cash equivalents at end of period                                         $            4,030    $           11,830
                                                                                   ==================    ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $           (9,160)   $          (17,535)
                                                                                   ==================    ==================

      Income taxes refunded, net                                                   $               24    $              948
                                                                                   ==================    ==================

   Acquisition of California & Washington Company
      Accounts receivable                                                          $            3,419
      Inventories                                                                               3,384
      Prepaid expenses and other current assets                                                    47
      Goodwill                                                                                 13,340
      Trademarks and other intangible assets                                                   57,300
      Accounts payable                                                                         (1,694)
      Accrued employee compensation                                                              (276)
      Other accrued liabilities                                                                (2,065)
                                                                                   ------------------
                                                                                   $           73,455
                                                                                   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended December 25, 2004 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 26, 2004.

Consolidation: The unaudited consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Certain items for fiscal 2004 have been reclassified to conform to the current period presentation.

New Accounting Pronouncements: In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" have, however, not yet been issued. See further disclosure at NOTE 8 to the "Notes to Consolidated Financial Statements".

In November 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". This EITF Issue provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The guidance contained in EITF 03-13 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. This new statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. This new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy or been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.4 million at December 25, 2004, and $1.0 million at June 26, 2004.

Earnings Per Share Data Omitted: The guidance of SFAS No. 128, "Earnings per Share", requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. Birds Eye Foods common stock is not publicly traded and, therefore, earnings per share amounts are not presented.

NOTE 2.  ACQUISITION OF CALIFORNIA & WASHINGTON COMPANY

On September 23, 2004, Birds Eye Foods acquired the California & Washington Company ("C&W"), a San Francisco-based marketer of frozen vegetables and fruits, by acquiring all of the outstanding common stock of C&W (the "Acquisition") for an aggregate purchase price of approximately $73.5 million (excluding fees). The purchase price is subject to the working capital adjustment described below.

C&W is the premier marketer of branded frozen vegetables and fruits in the Western United States, with number one branded market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition strengthens its competitive position by expanding its presence in the Western United States. Annual net sales of C&W are approximately $40.0 million.

In accordance with the C&W stock purchase agreement, the Acquisition was closed utilizing an estimate of net working capital, with a final agreed-upon net working capital amount to be determined subsequent to closing. Birds Eye Foods has an outstanding receivable from the former shareholders of C&W related to the adjustment of net working capital in an aggregate amount currently estimated to be approximately $1.0 million. This receivable is included in accounts receivable, other in the Company's Consolidated Balance sheet as of December 25, 2004.

The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under purchase accounting, the Company will allocate the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying consolidated financial statements. Accordingly, the purchase accounting adjustments made in the accompanying consolidated financial statements are preliminary. The preliminary allocation of the purchase price is presented in the Consolidated Statement of Cash Flows as a supplemental disclosure. Once an allocation is determined, in accordance with GAAP, any remaining excess of purchase price over net assets acquired will be adjusted through goodwill.

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations for the three and six months ended December 25, 2004.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the periods presented:

(Dollars in Thousands)

                                         Three Months Ended                 Six Months Ended
                                        --------------------   -------------------------------------------
                                            December 27,           December 25,           December 27,
                                                2003                   2004                   2003
                                        --------------------   --------------------   --------------------

Net sales                               $            262,184   $            449,266   $            460,320
Income before discontinued operations                 12,663                 16,243                 15,530
Net income                                            13,133                 16,243                 16,072

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes and amortization. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred at the beginning of the 2004 fiscal year, or of the future operations of the Company.

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

The operating results of all businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

(Dollars in Thousands)
                                     Three Months Ended   Six Months Ended
                                     ------------------   ----------------
                                        December 27,        December 27,
                                            2003                2003
                                        -----------         -----------

Net sales                             $          5,320    $          8,205
                                      ================    ================

Pretax income                         $            769    $            887
Tax provision                                     (299)               (345)
                                      ----------------    ----------------
Discontinued operations, net of tax   $            470    $            542
                                      ================    ================

Assets Held for Sale: Having met the criteria outlined in SFAS No. 144, closed manufacturing sites in Barker, New York; Enumclaw, Washington; and Cincinnati, Ohio are classified as assets held for sale on the Company's Consolidated Balance Sheet as of December 25, 2004. The Company is actively marketing these properties for sale.

The major classes of assets included in the Consolidated Balance Sheet as assets held for sale at the lower of carrying value or estimated fair value less costs to sell are as follows:

(Dollars in Thousands)
                                        December 25,            June 26,
                                            2004                  2004
                                     ------------------   ------------------

Property, plant and equipment, net   $            1,631   $            6,848
                                     ==================   ==================

In accordance with SFAS No. 144, and during the quarter ended September 25, 2004, the Company reclassified the Green Bay, Wisconsin manufacturing facility to assets held and used, as disposition of the location within one year is no longer likely. During the quarter ended December 25, 2004, the Company reclassified the Red Creek, New York and Sodus, Michigan facilities to assets held and used, as disposition of these locations within one year is no longer likely under SFAS No. 144.

NOTE 4.  AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $21.2 million as of December 25, 2004 and $26.0 million as of June 26, 2004.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the six months ended December 25, 2004 and December 27, 2003 were $45.0 million and $47.1 million, respectively.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods may provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Birds Eye Holdings Inc., ("Holdings Inc."). However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction prior to August 19, 2005, Birds Eye Foods must pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, before August 19, 2005, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After August 19, 2005, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments. The Company does not expect to pay any such shortfall payments.

(iii) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac borrows and repays periodically based on its cash flow requirements. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Birds Eye Holdings LLC ("Holdings LLC") to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of December 25, 2004, there were no amounts outstanding under this Credit Agreement.

NOTE 5.  INVENTORIES

The major classes of inventories, net of reserves of $5.3 million and $4.1 million, as of December 25, 2004 and June 26, 2004, respectively, are as follows:

(Dollars in Thousands)
                                   December 25,           June 26,
                                       2004                 2004
                                   ------------          ----------

Finished goods                      $  228,338           $  158,090
Raw materials and supplies              21,265               22,993
                                    ----------           ----------
  Total inventories                 $  249,603           $  181,083
                                    ==========           ==========

NOTE 6.  ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of December 25, 2004, goodwill related to the branded frozen segment was increased by approximately $13.3 million as a result of the preliminary allocation of purchase price from the Acquisition of California & Washington Company.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 1 to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized.

As of December 25, 2004, as a result of the Acquisition of California & Washington Company, intangible assets related to order backlogs, covenants not to compete, employment contracts, and customer relationships were recognized in the aggregate amount of approximately $26.3 million. These intangibles are being amortized over their estimated useful lives. In addition, trademarks, which are not amortized, were increased by approximately $31.0 million as of December 25, 2004 as a result of the Acquisition of California & Washington Company.

These amounts assigned to the intangible assets of California & Washington Company are preliminary as the valuations and other studies that will provide the basis for the fair value of these intangible assets have not been completed. Upon completion of the valuations and final purchase price allocation, any remaining excess of purchase price over net assets acquired, including the final fair value assigned to intangible assets, will be adjusted through goodwill. See further discussion at NOTE 2 to the "Notes to Consolidated Financial Statements".

The following sets forth the major classes of intangible assets held by the
Company:

(Dollars in Thousands)

                                            December 25,                         June 26,
                                               2004                                2004
                                 ---------------------------------    ---------------------------------
                                     Gross                                Gross
                                    Carrying         Accumulated         Carrying         Accumulated
                                     Amount          Amortization         Amount          Amortization
                                    --------         ------------        --------         ------------
Amortized intangible assets:
  Covenants not to compete       $           751   $          (340)   $           588   $          (298)
  Order backlog                              500              (125)                 0                 0
  Customer relationships                  32,000            (2,278)             8,000            (1,667)
  Other                                   12,006            (1,861)            10,406            (1,406)
                                 ---------------   ---------------    ---------------   ---------------
   Total                         $        45,257   $        (4,604)   $        18,994   $        (3,371)
                                 ---------------   ===============    ---------------   ===============

Unamortized intangible assets:
  Trademarks                             179,500                              148,500
                                 ---------------                      ---------------
   Total                         $       224,757                      $       167,494
                                 ===============                      ===============

The aggregate amortization expense associated with intangible assets for the six months ended December 25, 2004 and December 27, 2003 was $1.3 million and $0.9 million, respectively. Aggregate amortization expense for the second half of fiscal 2005 is estimated to be $1.7 million.

The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                 Aggregate
                  Annual
Fiscal         Amortization
Year              Expense
----            -----------
2006              $2,930
2007               2,677
2008               2,666
2009               2,666
2010               2,396

NOTE 7.  DEBT

Summary of Long-Term Debt
(Dollars in Thousands)

                                       December 25,            June 26,
                                           2004                  2004
                                   ------------------    ------------------

Term Loan Facility                 $          251,509    $          252,859
Senior Subordinated Notes                      51,261                51,433
Revolving Credit Facility                      40,300                     0
                                   ------------------    ------------------
Total debt                                    343,070               304,292
Less current portion                           (2,700)               (2,700)
                                   ------------------    ------------------
Total long-term debt               $          340,370    $          301,592
                                   ==================    ==================

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. There were borrowings of $40.3 million on the Revolving Credit Facility as of December 25, 2004.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the credit agreement governing the Senior Credit Facility (the "Senior Credit Agreement"). Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

As of December 25, 2004, the interest rate under the Revolving Credit Facility was approximately 4.21 percent on LIBOR loans, and the interest rate under the Term Loan Facility was approximately 4.96 percent on LIBOR loans.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including, but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. The Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings, Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: As of December 25, 2004, Birds Eye Foods had outstanding $50.0 million of its $200.0 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded.
This amount reflects the payment of an $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.3 million at December 25, 2004 is being amortized against interest expense over the remaining life of the outstanding Notes.

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

NOTE 8.  INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
(Dollars in Thousands)

                                                                   Pension Benefits
                                             Three Months Ended                        Six Months Ended
                                     -----------------------------------     -----------------------------------
                                        December 25,        December 27,        December 25,        December 27,
                                           2004                2003                2004                2003
                                     ----------------    ----------------    ----------------    ----------------

Service cost                         $          1,113    $          1,244    $          2,227    $          2,488
Interest cost                                   1,981               1,962               3,962               3,924
Expected return on plan assets                 (1,793)             (1,605)             (3,586)             (3,211)
Amortization of prior service cost                  2                   1                   3                   3
Amortization of net loss                          211                 243                 422                 485
                                     ----------------    ----------------    ----------------    ----------------
Net periodic cost - Company plans    $          1,514    $          1,845    $          3,028    $          3,689
Net periodic cost - union plans                   122                 155                 224                 246
                                     ----------------    ----------------    ----------------    ----------------
Total periodic benefit cost          $          1,636    $          2,000    $          3,252    $          3,935
                                     ================    ================    ================    ================

                                                       Postretirement Benefits Other than Pensions
                                             Three Months Ended                        Six Months Ended
                                     -----------------------------------     -----------------------------------
                                        December 25,        December 27,        December 25,        December 27,
                                           2004                2003                2004                2003
                                     ----------------    ----------------    ----------------    ----------------

Service cost                         $             11    $             13    $             22    $             25
Interest cost                                      50                  56                  99                 113
Amortization of prior service cost                 (8)                 (8)                (15)                (15)
                                     ----------------    ----------------    ----------------    ----------------
Total periodic benefit cost          $             53    $             61    $            106    $            123
                                     ================    ================    ================    ================

The Company has been unable to conclude whether benefits provided by its postretirement benefit plans are considered "actuarially equivalent" to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), as detailed regulations necessary to implement the Act and determine "actuarial equivalency" have not yet been issued. As such, the amounts presented above and included in the consolidated financial statements related to the Company's postretirement benefit plans do not reflect the effects of the Act.

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                     Three Months Ended                       Six Months Ended
                                          -------------------------------------    ------------------------------------
                                              December 25,        December 27,        December 25,        December 27,
                                                 2004                2003                2004                2003
                                           ----------------    ----------------    ----------------    ----------------

Net Sales:
  Branded frozen                           $          115.3    $           99.6    $          178.4    $          166.3
  Branded dry                                          67.6                63.3               113.2               112.4
  Non-branded                                          83.6                85.6               152.2               159.5
                                           ----------------    ----------------    ----------------    ----------------
Total continuing segments                  $          266.5    $          248.5    $          443.8    $          438.2
                                           ================    ================    ================    ================
Operating income/(loss):
  Branded frozen                           $           20.0    $           21.2    $           24.2    $           31.8
  Branded dry                                          14.9                12.8                21.8                21.8
  Non-branded                                          (2.0)               (1.9)               (7.1)               (6.6)
                                           ----------------    ----------------    ----------------    ----------------
Continuing segment operating income                    32.9                32.1                38.9                47.0
Other income(1)                                         2.2                 0.0                 2.2                 0.0
                                           ----------------    ----------------    ----------------    ----------------
Operating Income                                       35.1                32.1                41.1                47.0
Loss on early extinguishment of debt                    0.0                (4.0)                0.0                (4.0)
Interest expense                                       (7.3)               (8.5)              (13.7)              (18.7)
                                           ----------------    ----------------    ----------------    ----------------
Pretax income from continuing operations   $           27.8    $           19.6    $           27.4    $           24.3
                                           ================    ================    ================    ================

(1) Other income is excluded from continuing segment operating income as management believes this item is non-recurring. See NOTE 11 to the "Notes to Consolidated Financial Statements".

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation, GLK Holdings, Inc. (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 (the "Notes"). In addition, Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., Linden Oaks Corporation ("Subsidiary Guarantors") and Holdings Inc. have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                          Statement of Operations
                                                                   Three Months Ended December 25, 2004
                                               ---------------------------------------------------------------------------
                                                 Birds Eye      Subsidiary    Non-Guarantor   Eliminating
                                                Foods, Inc.      Guarantors    Subsidiaries      Entries      Consolidated
                                               ------------    ------------    ------------   ------------    ------------
(Dollars in Thousands)

Net sales                                      $    261,718    $      9,476    $          0   $     (4,721)   $    266,473
Cost of sales                                      (198,859)         (7,602)              0          4,911        (201,550)
                                               ------------    ------------    ------------   ------------    ------------
Gross profit                                         62,859           1,874               0            190          64,923
Selling, administrative, and general expense        (31,325)           (711)              0              0         (32,036)
Other (expense)/income                               (7,500)          9,889               0           (190)          2,199
Income from subsidiaries                              9,401             651               0        (10,052)              0
                                               ------------    ------------    ------------   ------------    ------------
Operating income                                     33,435          11,703               0        (10,052)         35,086
Interest (expense)/income                            (9,926)          1,180           1,466              0          (7,280)
                                               ------------    ------------    ------------   ------------    ------------
Pretax income from continuing operations             23,509          12,883           1,466        (10,052)         27,806
Tax provision                                        (9,617)         (4,296)              0          2,815         (11,098)
                                               ------------    ------------    ------------   ------------    ------------
Net income                                     $     13,892    $      8,587    $      1,466   $     (7,237)   $     16,708
                                               ============    ============    ============   ============    ============

                                                                          Statement of Operations
                                                                     Six Months Ended December 25, 2004
                                               ---------------------------------------------------------------------------
                                                 Birds Eye      Subsidiary    Non-Guarantor   Eliminating
                                                Foods, Inc.      Guarantors    Subsidiaries      Entries      Consolidated
                                               ------------    ------------    ------------   ------------    ------------
(Dollars in Thousands)

Net sales                                      $    434,219    $     15,723    $          0   $     (6,125)   $    443,817
Cost of sales                                      (337,462)        (13,469)              0          6,391        (344,540)
                                               ------------    ------------    ------------   ------------    ------------
Gross profit                                         96,757           2,254               0            266          99,277
Selling, administrative, and general expense        (58,832)         (1,568)              0              0         (60,400)
Other (expense)/income                              (13,367)         15,832               0           (266)          2,199
Income from subsidiaries                             14,532           1,302               0        (15,834)              0
                                               ------------    ------------    ------------   ------------    ------------
Operating income                                     39,090          17,820               0        (15,834)         41,076
Interest (expense)/income                           (18,835)          2,267           2,932              0         (13,636)
                                               ------------    ------------    ------------   ------------    ------------
Pretax income from continuing operations             20,255          20,087           2,932        (15,834)         27,440
Tax provision                                        (8,276)         (7,184)              0          4,508         (10,952)
                                               ------------    ------------    ------------   ------------    ------------
Net income                                     $     11,979    $     12,903    $      2,932   $    (11,326)   $     16,488
                                               ============    ============    ============   ============    ============

                                                                                    Balance Sheet
                                                                                  December 25, 2004
                                                     ---------------------------------------------------------------------------
                                                       Birds Eye      Subsidiary    Non-Guarantor   Eliminating
                                                      Foods, Inc.     Guarantors     Subsidiaries     Entries       Consolidated
                                                     ------------    ------------    ------------   ------------    ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                         $      3,517   $        513    $          0   $          0    $      4,030
   Accounts receivable, net                                79,834          3,570               0              0          83,404
   Inventories -
      Finished goods                                      227,775            563               0              0         228,338
      Raw materials and supplies                           20,208          1,057               0              0          21,265
                                                     ------------   ------------    ------------   ------------    ------------
        Total inventories                                 247,983          1,620               0              0         249,603
   Other current assets                                    22,539          2,044             977           (977)         24,583
                                                     ------------   ------------    ------------   ------------    ------------
        Total current assets                              353,873          7,747             977           (977)        361,620
   Property, plant, and equipment, net                    176,548         25,675               0              0         202,223
   Investment in subsidiaries                             349,519         14,299               0       (363,818)              0
   Goodwill and other intangible assets, net               80,321        188,758               0              0         269,079
   Other assets                                            18,198        101,102          31,227       (132,068)         18,459
                                                     ------------   ------------    ------------   ------------    ------------
        Total assets                                 $    978,459   $    337,581    $     32,204   $   (496,863)   $    851,381
                                                     ============   ============    ============   ============    ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $      2,700   $          0    $          0   $          0    $      2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                     9,298              0               0              0           9,298
   Accounts payable                                        53,849          1,238               0              0          55,087
   Accrued interest                                         3,062              0               0           (977)          2,085
   Intercompany loans                                       1,377         (1,377)              0              0               0
   Other current liabilities                               99,115          6,106               0         (4,508)        100,713
                                                     ------------   ------------    ------------   ------------    ------------
        Total current liabilities                         169,401          5,967               0         (5,485)        169,883
   Long-term debt                                         371,597              0               0        (31,227)        340,370
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                       11,919              0               0              0          11,919
   Other non-current liabilities                          169,568              0               0       (100,841)         68,727
                                                     ------------   ------------    ------------   ------------    ------------
        Total liabilities                                 722,485          5,967               0       (137,553)        590,899
   Shareholder's equity                                   255,974        331,614          32,204       (359,310)        260,482
                                                     ------------   ------------    ------------   ------------    ------------
        Total liabilities and shareholder's equity   $    978,459   $    337,581    $     32,204   $   (496,863)   $    851,381
                                                     ============   ============    ============   ============    ============

                                                                                       Statement of Cash Flows
                                                                                   Six Months Ended December 25, 2004
                                                           -------------------------------------------------------------------------
                                                            Birds Eye      Subsidiary   Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors   Subsidiaries      Entries     Consolidated
                                                           ------------   ------------  -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income/(loss)                                       $     11,979   $     12,903   $      2,932   $    (11,326)  $     16,488
   Adjustments to reconcile net income to cash
      (used in)/provided by operating activities -
        Depreciation                                             10,238          1,061              0              0         11,299
        Amortization of certain intangible assets                   896            375              0              0          1,271
        Amortization of debt issue costs, amendment costs,
           and debt premiums                                      4,536              0           (976)             0          3,560
        Gain on sale of assets                                      (76)            (3)             0              0            (79)
        Transitional Services Agreement with
           Pro-Fac Cooperative, Inc.                                (70)             0              0              0            (70)
        Provision for deferred taxes                                855              0              0              0            855
        Equity in earnings of subsidiaries                       (5,088)          (439)             0          5,527              0
        Change in working capital                               (44,384)        (5,071)           (12)        (4,508)       (53,975)
                                                           ------------   ------------   ------------   ------------   ------------
Net cash (used in)/provided by operating activities             (21,114)         8,826          1,944        (10,307)       (20,651)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (9,231)          (143)             0              0         (9,374)
   Proceeds from disposals                                          147              7              0              0            154
   Acquisition of California & Washington Company               (73,455)             0              0              0        (73,455)
   Proceeds from investment in CoBank                               918              0              0              0            918
   Proceeds from note receivable to Pro-Fac
      Cooperative, Inc., net                                      1,000              0              0              0          1,000
                                                           ------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                           (80,621)          (136)             0              0        (80,757)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                   40,300              0              0              0         40,300
   Payments on long-term debt                                    (1,350)             0              0              0         (1,350)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                  (6,000)             0              0              0         (6,000)
   Payments on capital leases                                      (436)             0              0              0           (436)
   Birds Eye Holdings, Inc. contributions, net                       37              0              0              0             37
   Dividends paid                                                     0         (8,363)        (1,944)        10,307              0
                                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by/(used in) financing activities              32,551         (8,363)        (1,944)        10,307         32,551
                                                           ------------   ------------   ------------   ------------   ------------

Net change in cash and cash equivalents                         (69,184)           327              0              0        (68,857)

Cash and cash equivalents at beginning of period                 72,701            186              0              0         72,887
                                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                 $      3,517   $        513   $          0   $          0   $      4,030
                                                           ============   ============   ============   ============   ============

                                                                             Statement of Operations
                                                                       Three Months Ended December 27, 2003
                                                  ---------------------------------------------------------------------------
                                                   Birds Eye      Subsidiary    Non-Guarantor   Eliminating
                                                   Foods, Inc.    Guarantors    Subsidiaries      Entries      Consolidated
                                                  ------------    ----------    -------------   -----------    ------------
(Dollars in Thousands)

Net sales                                         $    244,394    $      7,273    $          0   $     (3,124)   $    248,543
Cost of sales                                         (184,219)         (5,514)              0          3,146        (186,587)
                                                  ------------    ------------    ------------   ------------    ------------
Gross profit                                            60,175           1,759               0             22          61,956
Selling, administrative, and general expense           (29,449)           (370)              0              0         (29,819)
Other (expense)/income                                 (14,267)         14,289               0            (22)              0
Income from subsidiaries                                13,003             662               0        (13,665)              0
                                                  ------------    ------------    ------------   ------------    ------------
Operating income                                        29,462          16,340               0        (13,665)         32,137
Interest (expense)/income                              (11,981)          1,984           1,490              0          (8,507)
Loss on early extinguishment of debt                    (4,018)              0               0              0          (4,018)
                                                  ------------    ------------    ------------   ------------    ------------
Pretax income/(loss) from continuing operations         13,463          18,324           1,490        (13,665)         19,612
Tax provision                                           (5,739)         (6,149)              0          4,035          (7,853)
                                                  ------------    ------------    ------------   ------------    ------------
Income before discontinued operations                    7,724          12,175           1,490         (9,630)         11,759
Discontinued operations (net of tax)                       470               0               0              0             470
                                                  ------------    ------------    ------------   ------------    ------------
Net income                                        $      8,194    $     12,175    $      1,490   $     (9,630)   $     12,229
                                                  ============    ============    ============   ============    ============

                                                                            Statement of Operations
                                                                        Six Months Ended December 27, 2003
                                                  ---------------------------------------------------------------------------
                                                   Birds Eye      Subsidiary   Non-Guarantor   Eliminating
                                                   Foods, Inc.    Guarantors   Subsidiaries      Entries      Consolidated
                                                  ------------    ----------   -------------   -----------    ------------
(Dollars in Thousands)
Net sales                                      $    429,328    $     13,420    $          0   $     (4,538)   $    438,210
Cost of sales                                      (328,707)        (11,047)              0          4,754        (335,000)
                                               ------------    ------------    ------------   ------------    ------------
Gross profit                                        100,621           2,373               0            216         103,210
Selling, administrative, and general expense        (54,885)         (1,276)              0              0         (56,161)
Other (expense)/income                              (24,669)         24,885               0           (216)              0
Income from subsidiaries                             22,025           1,305               0        (23,330)              0
                                               ------------    ------------    ------------   ------------    ------------
Operating income                                     43,092          27,287               0        (23,330)         47,049
Interest (expense)/income                           (26,242)          4,555           2,937              0         (18,750)
Loss on early extinguishment of debt                 (4,018)              0               0              0          (4,018)
                                               ------------    ------------    ------------   ------------    ------------
Pretax income from continuing operations             12,832          31,842           2,937        (23,330)         24,281
Tax provision                                        (5,465)        (11,449)              0          7,192          (9,722)
                                               ------------    ------------    ------------   ------------    ------------
Income before discontinued operations                 7,367          20,393           2,937        (16,138)         14,559
Discontinued operations (net of tax)                    542               0               0              0             542
                                               ------------    ------------    ------------   ------------    ------------
Net income                                     $      7,909    $     20,393    $      2,937   $    (16,138)   $     15,101
                                               ============    ============    ============   ============    ============

                                                                                   Balance Sheet
                                                                                   June 26, 2004
                                                     --------------------------------------------------------------------------
                                                       Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                      Foods, Inc.    Guarantors     Subsidiaries     Entries       Consolidated
                                                     ------------   ------------    ------------   ------------    ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     72,701   $        186    $          0   $          0    $     72,887
   Accounts receivable, net                                61,232          4,358               0              0          65,590
   Inventories -
      Finished goods                                      157,394            696               0              0         158,090
      Raw materials and supplies                           22,029            964               0              0          22,993
                                                     ------------   ------------    ------------   ------------    ------------
        Total inventories                                 179,423          1,660               0              0         181,083
   Other current assets                                    38,245          2,160             967           (967)         40,405
                                                     ------------   ------------    ------------   ------------    ------------
        Total current assets                              351,601          8,364             967           (967)        359,965
   Property, plant, and equipment, net                    172,670         25,175               0              0         197,845
   Investment in subsidiaries                             313,403         13,860               0       (327,263)              0
   Goodwill and other intangible assets, net               41,576        158,133               0              0         199,709
   Other assets                                            22,178         98,650          30,250       (128,624)         22,454
                                                     ------------   ------------    ------------   ------------    ------------
        Total assets                                 $    901,428   $    304,182    $     31,217   $   (456,854)   $    779,973
                                                     ============   ============    ============   ============    ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $      2,700   $          0    $          0   $          0    $      2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                     9,220              0               0              0           9,220
   Accounts payable                                        74,889          1,807               0              0          76,696
   Accrued interest                                         2,120              0               0           (967)          1,153
   Intercompany loans                                       2,327         (2,327)              0              0               0
   Other current liabilities                               49,937          8,656               0              0          58,593
                                                     ------------   ------------    ------------   ------------    ------------
        Total current liabilities                         141,193          8,136               0           (967)        148,362
   Long-term debt                                         331,842              0               0        (30,250)        301,592
   Long-term portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                       16,830              0               0              0          16,830
   Other non-current liabilities                          167,716              0               0        (98,374)         69,342
                                                     ------------   ------------    ------------   ------------    ------------
        Total liabilities                                 657,581          8,136               0       (129,591)        536,126
   Shareholder's equity                                   243,847        296,046          31,217       (327,263)        243,847
                                                     ------------   ------------    ------------   ------------    ------------
        Total liabilities and shareholder's equity   $    901,428   $    304,182    $     31,217   $   (456,854)   $    779,973
                                                     ============   ============    ============   ============    ============

                                                                                    Statement of Cash Flows
                                                                              Six Months Ended December 27, 2003
                                                          ------------------------------------------------------------------------
                                                           Birds Eye     Subsidiary     Non-Guarantor   Eliminating
                                                          Foods, Inc.    Guarantors     Subsidiaries      Entries     Consolidated
                                                          -----------    -----------    -----------    -----------    ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                             $     7,909    $    20,393    $     2,937    $   (16,138)   $    15,101
   Adjustments to reconcile net income to cash
      (used in)/provided by operating activities -
        Depreciation                                           11,131            767              0              0         11,898
        Amortization of certain intangible assets                 524            375              0              0            899
        Amortization of debt issue costs, amendment
           costs, debt discounts and premiums, and
           interest-in-kind                                     6,023              0         (2,517)             0          3,506
        Transitional Services Agreement with
           Pro-Fac Cooperative, Inc.                             (262)             0              0              0           (262)
        Loss on early extinguishment of debt                    4,018              0              0              0          4,018
        Equity in undistributed earnings of subsidiaries       (5,390)        (1,305)             0          6,695              0
        Change in working capital                             (22,885)        (1,797)          (420)        (7,192)       (32,294)
                                                          -----------    -----------    -----------    -----------    -----------
Net cash (used in)/provided by operating activities             1,068         18,433              0        (16,635)         2,866
                                                          -----------    -----------    -----------    -----------    -----------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (11,384)          (716)             0              0        (12,100)
   Proceeds from disposals                                      5,414              0              0              0          5,414
   Proceeds from investment in CoBank                           1,643              0              0              0          1,643
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                                     (300)             0              0              0           (300)
                                                          -----------    -----------    -----------    -----------    -----------
Net cash provided by/(used in) investing activities            (4,627)          (716)             0              0         (5,343)
                                                          -----------    -----------    -----------    -----------    -----------

Cash Flows From Financing Activities:
   Net proceeds from revolving credit facility                 40,000              0              0              0         40,000
   Payment of premium and fees on early
      extinguishment of debt                                   (8,937)             0              0              0         (8,937)
   Payments on long-term debt                                (164,787)             0              0              0       (164,787)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                (6,000)             0              0              0         (6,000)
   Birds Eye Holdings, Inc. contribution, net                     531              0              0              0            531
   Payments on capital lease                                     (256)             0              0              0           (256)
   Dividends paid                                                   0        (16,635)             0         16,635              0
                                                          -----------    -----------    -----------    -----------    -----------
Net cash used in financing activities                        (139,449)       (16,635)             0         16,635       (139,449)
                                                          -----------    -----------    -----------    -----------    -----------

Net change in cash and cash equivalents                      (143,008)         1,082              0              0       (141,926)

Cash and cash equivalents at beginning of period              153,619            137              0              0        153,756
                                                          -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                $    10,611    $     1,219    $         0    $         0    $    11,830
                                                          ===========    ===========    ===========    ===========    ===========

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

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the second quarter and first six months of fiscal 2005 as compared to the second quarter and first six months of fiscal 2004. This section should be read in conjunction with Part I, Item 1 of this report.

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

The following tables illustrate the results of operations by segment for the three and six months ended December 25, 2004 and December 27, 2003:

Net Sales
(Dollars in Millions)

                                               Three Months Ended                                   Six Months Ended
                               -------------------------------------------------   -------------------------------------------------
                                      December 25,             December 27,             December 25,               December 27,
                                         2004                     2003                      2004                       2003
                               -----------------------   -----------------------   -----------------------   -----------------------
                                                % of                     % of                       % of                      % of
                                    $          Total          $          Total          $          Total          $          Total
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Branded frozen                      115.3         43.2         99.6         40.1        178.4         40.2        166.3         38.0
Branded dry                          67.6         25.4         63.3         25.5        113.2         25.5        112.4         25.6
Non-branded                          83.6         31.4         85.6         34.4        152.2         34.3        159.5         36.4
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total                         266.5        100.0        248.5        100.0        443.8        100.0        438.2        100.0
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Operating Income
(Dollars in Millions)

                                               Three Months Ended                                   Six Months Ended
                               -------------------------------------------------   -------------------------------------------------
                                      December 25,             December 27,             December 25,               December 27,
                                         2004                     2003                      2004                       2003
                               -----------------------   -----------------------   -----------------------   -----------------------
                                                % of                     % of                       % of                      % of
                                    $          Total          $          Total          $          Total          $          Total
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Branded frozen                      20.0         60.8         21.2         66.0         24.2         62.2         31.8         67.6
Branded dry                         14.9         45.3         12.8         39.9         21.8         56.0         21.8         46.4
Non-branded                         (2.0)        (6.1)        (1.9)        (5.9)        (7.1)       (18.2)        (6.6)       (14.0)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Continuing segment
  operating income                  32.9        100.0         32.1        100.0         38.9        100.0         47.0        100.0
                                           ==========                ==========                ==========                ==========
Other income(1)                      2.2                       0.0                       2.2                       0.0
                              ----------                ----------                ----------                ----------
        Total operating income      35.1                      32.1                      41.1                      47.0
                              ==========                ==========                ==========                ==========

(1) Other income is excluded from continuing segment operating income as management believes this item is non-recurring. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, and depreciation and amortization) for the three and six months ended December 25, 2004 and December 27, 2003. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability. However, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure as reported by the Company may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                    Three Months Ended                           Six Months Ended
                                     --------------------------------------------  --------------------------------------------
                                            December 25,         December 27,           December 25,           December 27,
                                              2004                  2003                   2004                   2003
                                     ---------------------  ---------------------  ---------------------  ---------------------
                                                    % of                   % of                   % of                   % of
                                         $         Total        $          Total       $         Total        $         Total
                                     ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Branded frozen                            22.7        57.0       23.6        67.8       28.6        55.5       36.1        64.8
Branded dry                               16.1        40.5       13.9        39.9       23.9        46.4       23.8        42.7
Non-branded                                1.0         2.5        1.3         3.7       (1.0)       (1.9)      (0.2)       (0.4)
Loss on early extinguishment
  of debt(2)                               0.0         0.0       (4.0)      (11.4)       0.0         0.0       (4.0)       (7.1)
                                     ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
      Continuing segment EBITDA           39.8       100.0       34.8       100.0       51.5       100.0       55.7       100.0
                                                 =========              =========              =========              =========
Reconciliation of EBITDA to
  net income:
Other income                               2.2                    0.0                    2.2                    0.0
Depreciation and amortization             (6.9)                  (6.7)                 (12.6)                 (12.7)
Interest expense                          (7.3)                  (8.5)                 (13.7)                 (18.7)
Tax provision                            (11.1)                  (7.9)                 (10.9)                  (9.7)
Discontinued operations, net of tax        0.0                    0.5                    0.0                    0.5
                                     ---------              ---------              ---------              ---------
Net income                                16.7                   12.2                   16.5                   15.1
                                     =========              =========              =========              =========

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus interest, taxes, depreciation, and amortization. Continuing segment EBITDA excludes other income as management believes this item is non-recurring. See NOTE 11 to the "Notes to Consolidated Financial Statements."

(2) The loss on early extinguishment of debt of $4.0 million was not allocated to segments. See NOTE 7 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2004 TO SECOND QUARTER FISCAL 2005

Net Sales: Net sales for the second quarter of fiscal 2005 were $266.5 million, an increase of $18.0 million, or 7.2 percent, as compared to net sales of $248.5 million in the second quarter of fiscal 2004. This increase is primarily attributable to a $15.1 million increase within the branded frozen segment as a result of the Company's acquisition of California & Washington Company ("C&W") on September 23, 2004. See NOTE 2 to the "Notes to Consolidated Financial Statements". The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2005 period increased $2.9 million to $64.9 million as compared to $62.0 million for the fiscal 2004 period. While gross profit benefited from the acquisition of C&W, this improvement was somewhat mitigated by the continued impact of sharply higher raw product and other input costs. Management believes product cost increases will continue to impact operating results throughout fiscal 2005.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2005 period increased $2.2 million to $32.0 million, as compared to $29.8 million in the fiscal 2004 period. Such increases are attributable to the Company's acquisition of C&W and increased marketing initiatives within the branded frozen segment.

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment.

Operating Income: Operating income for the fiscal 2005 period was $35.1 million, an increase of $3.0 million as compared to $32.1 million in the fiscal 2004 period. This increase is attributable to those factors discussed above. Operating income for the branded dry segment increased $2.1 million, partially offset by declines in operating results for the branded frozen and non-branded segments of $1.2 million and $0.1 million, respectively. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2005 period was $7.3 million compared to $8.5 million in the fiscal 2004 period. This decline is primarily the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes in the fiscal 2004 period, partially offset by increased interest expense incurred in the fiscal 2005 period due to increased borrowings on the Company's Revolving Credit Facility to finance the acquisition of C&W.

Loss on Early Extinguishment of Debt: On November 24, 2003, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded in the second quarter of fiscal 2004. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Tax Provision: The provision for income taxes in the second quarter of fiscal 2005 was $11.1 million compared to a provision for income taxes of $7.9 million in the fiscal 2004 period. The increase was a result of an increase in the Company's pretax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net Income: Net income for the fiscal 2005 period was $16.7 million compared to net income of $12.2 million in the fiscal 2004 period. The increase is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $115.3 million in the fiscal 2005 period, an increase of $15.7 million or 15.8 percent as compared to net sales of $99.6 million for the fiscal 2004 period. This increase is primarily attributable to an increase of $15.1 million of net sales within the branded frozen segment as a result of the acquisition of C&W by Birds Eye Foods on September 23, 2004 and increased net sales for the Voila! product category as a result of continued product revitalization and increased marketing support.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 0.9 percent for the 12-week period ending January 2, 2005. The Company's branded market share (including C&W for all periods) on a unit basis at January 2, 2005 was 20.9 percent compared to
21.9 percent at January 4, 2004. The bagged meal category for the 12-week period ending January 2, 2005 increased 3.8 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 12-week period ending January 2, 2005 was 23.9 percent compared to 20.1 percent for the 12-week period ending January 4, 2004.

Branded frozen operating income was $20.0 million in the fiscal 2005 period, a decline of $1.2 million as compared to operating income of $21.2 million in the fiscal 2004 period. While the branded frozen segment was positively impacted by operating income related to the C&W acquisition, the Company has continued to experience production cost increases consistent with that felt throughout the industry. Increases in costs for benefits, raw materials and packaging have negatively impacted operating income and, although the Company has implemented price increases for many of its products, it has not been able to fully offset these costs and the cost of various promotional programs required to support holiday merchandising.

Branded Dry: Branded dry net sales were $67.6 million for the fiscal 2005 period, an increase of $4.3 million or 6.8 percent as compared to net sales of $63.3 million for the fiscal 2004 period. The price increase executed in the first quarter of fiscal 2005 to mitigate cost increases in meat, edible oils, steel and various commodities used in the Company's branded dry business and the timing of various holiday and other programs within the fruit fillings and toppings and chili product lines positively impacted net sales in the second quarter of fiscal 2005 versus fiscal 2004.

Operating income for the branded dry segment was $14.9 million for the fiscal 2005 period, an increase of $2.1 million or 16.4 percent as compared to $12.8 million for the fiscal 2004 period. Operating income was benefited by the improvement in net sales outlined above.

Non-branded: Non-branded net sales were $83.6 million for the fiscal 2005 period, a decline of $2.0 million or 2.3 percent as compared to $85.6 million in the fiscal 2004 period. This decline is primarily attributable to a reduction in food service and industrial sales. Reduced crop intake during the summer of 2004 has resulted in less inventory available for sale in the non-branded channel. In addition, continued rationalization of low margin items has impacted net sales. The non-branded operating loss for the second quarter of fiscal 2005 was consistent with that of the prior year.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 12-week period ending January 2, 2005 was 32.4 percent compared to 33.2 percent for the 12-week period ending January 4, 2004.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2004 TO FIRST SIX MONTHS FISCAL 2005

Net Sales: Net sales for the fiscal 2005 period were $443.8 million, an increase of $5.6 million, or 1.3 percent, as compared to net sales of $438.2 million in the fiscal 2004 period. This increase is attributable to the net sales resulting from the acquisition of C&W during the second quarter, offset by volume declines experienced during the first quarter as a result of pricing increases. The Company executed a price increase on most product categories to mitigate the impact of industry-wide increases in the costs for labor, raw materials and packaging. Subsequent to the Company's action regarding pricing, other competitors have followed with similar pricing actions. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2005 period decreased $3.9 million to $99.3 million as compared to $103.2 million for the fiscal 2004 period. While increases were experienced in the second quarter, primarily attributable to the C&W acquisition, lower sales volume in the first quarter, and higher production cost increases throughout the six months ended December 25, 2004 negatively impacted performance. Management believes these unfavorable product costs will impact operating results throughout fiscal 2005.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2005 period increased $4.2 million to $60.4 million, as compared to $56.2 million in the fiscal 2004 period. Such increases are attributable to the Company's acquisition of C&W and increased brand building initiatives within the branded frozen segment.

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment.

Operating Income: Operating income for the fiscal 2005 period was $41.1 million, a decrease of $5.9 million as compared to $47.0 million in the fiscal 2004 period. The decline is attributable to those factors discussed above. Decreases in operating results within the branded frozen and non-branded segments were $7.6 million and $0.5 million, respectively. Operating income for the branded dry segment was consistent with the prior year period. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2005 period was $13.7 million compared to $18.7 million in the fiscal 2004 period. This decline is primarily the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes in the fiscal 2004 period, partially offset by increased interest expense incurred in the fiscal 2005 period due to increased borrowings on the Company's Revolving Credit Facility to finance the acquisition of C&W.

Loss on Early Extinguishment of Debt: On November 24, 2003, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded in the second quarter of fiscal 2004. This amount reflects the payment of the $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Tax Provision: The provision for income taxes for the fiscal 2005 period was $10.9 million compared to a provision for income taxes of $9.7 million in the fiscal 2004 period. The increase was a result of an increase in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net Income: Net income for the fiscal 2005 period was $16.5 million compared to net income of $15.1 million in the fiscal 2004 period.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $178.4 million in the fiscal 2005 period, an increase of $12.1 million or 7.3 percent as compared to net sales of $166.3 million for the fiscal 2004 period. As outlined above, net sales for C&W for the fiscal 2005 period accounted for $15.1 million of the Company's increases in net sales. During the first quarter of the fiscal 2005 period, however, the Company took pricing action to mitigate manufacturing cost increases. Management believes its pricing action, along with increased promotional support, negatively impacted net sales.

The Company has also continued its efforts to support its Voila! product category. Successful innovation and increased consumer promotion activities support unit volume increases of 23% versus the fiscal 2004 period.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.0 percent for the 26-week period ending January 2, 2005. The Company's branded market share (including C&W for all periods) on a unit basis for the 26-week period ending January 2, 2005 was
20.0 percent compared to 21.0 percent for the 26-week period ending January 4, 2004. The bagged meal category for the 24-week period ending January 2, 2005 increased 0.7 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 24-week period ending January 2, 2005 was 24.1 percent compared to 19.3 percent for the 24-week period ending January 4, 2004.

Branded frozen operating income was $24.2 million in the fiscal 2005 period, a decline of $7.6 million as compared to $31.8 million in the fiscal 2004 period. While the branded frozen segment was positively impacted by operating income related to the C&W acquisition, the Company has continued to experience increased production costs. Although, the Company has implemented price increases for many of its products, it has not been able to fully offset the increase in product costs and the cost of various promotional programs required to support holiday merchandising.

Branded Dry: For the six-month period ending December 25, 2004, branded dry net sales were consistent with those of the prior year. Net sales of $113.2 million for the fiscal 2005 period represent an increase of $0.8 million or 0.7 percent as compared to net sales of $112.4 million for the fiscal 2004 period.

Operating income for the branded dry segment was $21.8 million for both the fiscal 2005 and 2004 periods. While the Company's branded dry segment has experienced cost increases in meat, edible oils, steel and commodities, it has been able to mitigate these challenges with pricing action.

Non-branded: Non-branded net sales were $152.2 million for the fiscal 2005 period, a decline of $7.3 million or 4.6 percent as compared to $159.5 million in the fiscal 2004 period. This decline is primarily attributable to a reduction in industrial sales. The reduced crop intake in the fiscal 2005 period has resulted in less inventory available to be sold in this channel. In addition, the Company has experienced a decline in net sales in a co-pack agreement. Industrial and co-pack sales typically yield lower margins than the Company's other product lines, however, provide for greater utilization of manufacturing facilities.

Non-branded operating income experienced a loss of $7.1 million for the fiscal 2005 period, a $0.5 million decline as compared to an operating loss of $6.6 million for the fiscal 2004 period.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 26-week period ending January 2, 2005 was 31.9 percent compared to 32.7 percent for the 26-week period ending January 4, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the six months ended December 25, 2004 compared to the six months ended December 27, 2003.

Net cash used in operating activities for the fiscal 2005 period was $20.7 million as compared to net cash provided by operating activities of $2.9 million for the fiscal 2004 period, representing a change in cash outflows of $23.6 million. Net cash used for inventory purchases (including prepaid manufacturing expense) amounted to $56.3 million in the current period as compared to $29.2 million during the prior year period. The timing of production and inventory purchases, coupled with cost increases experienced throughout the period have raised the carrying value of inventory.

Net cash used in investing activities for the fiscal 2005 period was $80.8 million, as compared to net cash used in investing activities of $5.3 million for the fiscal 2004 period, representing a change in cash outflows of $75.5 million. On September 23, 2004, the Company completed the acquisition of California & Washington Company ("C&W"), which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Company's Revolving Credit Facility. Capital expenditures were $9.4 million for the 2005 period compared to $12.1 million in the prior year period. The decrease in capital expenditures is the result of the timing for various initiatives.

Net cash provided by financing activities for the fiscal 2005 period was $32.6 million, as compared to net cash used in financing activities of $139.4 million in the fiscal 2004 period, representing a change of $172.0 million. During the fiscal 2004 period, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes, along with the required call premium of $8.9 million. In addition, during the fiscal 2004 period, the Company paid a $13.1 million "excess cash flow payment" as required by the Senior Credit Agreement. No such "excess cash flow payment" was required in fiscal 2005. The change in financing activities was also impacted by proceeds received under the Company's Revolving Credit Facility to finance the acquisition of C&W on September 23, 2004. The Company anticipates future borrowings on its Revolving Credit Facility to be in the ordinary course of business. See NOTE 7 to the "Notes to Consolidated Financial Statements".

Contractual Obligations: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing agreements, which has resulted in a reduction in the Company's future purchase obligations under contracts by $18.1 million.

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

As of December 25, 2004, (i) there were $40.3 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $24.9 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $134.8 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance outstanding thereunder will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the commitment at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Facility"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of December 25, 2004, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (x) 2.00 percent for loans under the Revolving Credit Facility and (y) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of December 25, 2004, the interest rate under the Term Loan Facility was approximately 4.96 percent on LIBOR loans. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of December 25, 2004, the interest rate under the Revolving Credit Facility was approximately 4.21 percent on LIBOR loans.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of December 25, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

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

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. As of December 25, 2004, the Company was in compliance with all covenants, restrictions, and requirements under the Notes.

The Company, its principal shareholders, or their affiliates may, from time-to-time, enter the market to purchase or sell Notes in compliance with any applicable securities laws.

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

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance in their entirety are those accounts that have filed for bankruptcy, or been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts.

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

Self-insurance Programs: The Company records estimates for certain health and welfare and workers' compensation costs that are provided for under self-insured programs. Should a greater amount of claims occur compared to what was estimated or should costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. The Company tests goodwill for impairment on an annual basis. In the event that the carrying values of assets are determined to be impaired, the Company would record an adjustment to the respective carrying value.

                                  OTHER MATTERS

The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This can result in depressed selling prices on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This situation can result in higher selling prices. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The cherry crop from the 2003 growing season was adversely affected by weather conditions in the prime growing areas in Michigan. Both raw and frozen cherry costs have, therefore, increased significantly from historic levels. To offset the cherry cost increase, management initiated both pricing actions and changes in promotional programs across all of its cherry items. Indications from the 2004 cherry growing season show adequate crop supply, however, final pricing has not yet been determined.

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

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-Q Equivalent was derived from industry sources believed by the Company to be reliable, including information provided by Information Resources, Inc. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of December 25, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended December 25, 2004 that materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

  Exhibits

        Exhibit Number                        Description
       ----------------     ----------------------------------------------------
             31.1           Certification required by Rule 13a - 14(a) of the
                            Securities Exchange Act of 1934 of the Principal
                            Executive Officer (filed herewith).

             31.2 Certification required by Rule 13a - 14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

                                   SIGNATURES

The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BIRDS EYE FOODS, INC.

Date: February 7, 2005               By:   /s/        Earl L. Powers
     ---------------------                 ------------------------------------
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