Form 10-Q
period 2005-03-26
BIRDS EYE FOODS INC
filed 2005-05-09
CIK 26285

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   ----------
                              Form 10-Q Equivalent
                                   ----------



(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 6, 2005.

                              Common Stock: 11,000

o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8
                  Percent Senior Subordinated Notes Due 2008.


================================================================================


                               Page 1 of 31 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and
Comprehensive Income/(Loss)
(Dollars in Thousands)
(Unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                   ------------------------    -----------------------
                                                                   March 26,      March 27,    March 26,     March 27,
                                                                     2005           2004           2005        2004
                                                                   ---------     ----------    ---------     ---------
Net sales                                                          $ 211,600     $  206,316    $ 655,417     $ 644,526
Cost of sales                                                       (170,067)      (158,668)    (514,607)     (493,669)
                                                                   ---------     ----------    ---------     ---------
Gross profit                                                          41,533         47,648      140,810       150,857
Selling, administrative, and general expense                         (29,998)       (27,751)     (90,398)      (83,914)
Asset impairment charge                                                 (994)             0         (994)            0
Other income                                                           1,089              0        3,288             0
                                                                   ---------     ----------    ---------     ---------
Operating income                                                      11,630         19,897       52,706        66,943
Interest expense                                                      (7,465)        (6,464)     (21,101)      (25,212)
Loss on early extinguishment of debt                                       0              0            0        (4,018)
                                                                   ---------     ----------    ---------     ---------
Pretax income from continuing operations                               4,165         13,433       31,605        37,713
Tax provision                                                         (1,578)        (5,373)     (12,530)      (15,085)
                                                                   ---------     ----------    ---------     ---------
Income before discontinued operations                                  2,587          8,060       19,075        22,628
Discontinued operations, net of tax                                        0            (67)           0           466
                                                                   ---------     ----------    ---------     ---------
Net income                                                         $   2,587     $    7,993    $  19,075     $  23,094
                                                                   =========     ==========    =========     =========

Accumulated earnings at beginning of period                           69,111         35,857       52,623        20,756
                                                                   ---------     ----------    ---------     ---------
Accumulated earnings at end of period                              $  71,698     $   43,850    $  71,698     $  43,850
                                                                   =========     ==========    =========     =========


Net income                                                         $   2,587     $    7,993    $  19,075     $  23,094
Other comprehensive income/(loss):
   Unrealized (loss)/gain on hedging activity, net of taxes             (485)            18         (375)         (529)
                                                                   ---------     ----------    ---------     ---------
Comprehensive income                                               $   2,102     $    8,011    $  18,700     $  22,565
                                                                   =========     ==========    =========     =========

Accumulated other comprehensive loss
   at beginning of period                                          $ (11,420)    $  (11,456)   $ (11,530)    $ (10,909)
   Unrealized (loss)/gain on hedging activity, net of taxes             (485)            18         (375)         (529)
                                                                   ---------     ----------    ---------     ----------
Accumulated other comprehensive loss
   at end of period                                                $ (11,905)    $  (11,438)   $ (11,905)    $ (11,438)
                                                                   =========     ===========   =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)


                                                                                  March 26,       June 26,
                                                                                    2005            2004
                                                                                  ---------       ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $  4,811       $ 72,887
   Accounts receivable trade, net of allowances for doubtful accounts                85,637         63,319
   Accounts receivable, other                                                         3,224          2,271
   Inventories, net                                                                 220,829        181,083
   Current investment in CoBank                                                         397          1,477
   Prepaid manufacturing expense                                                      6,773         11,706
   Prepaid expenses and other current assets                                         10,716         11,327
   Assets held for sale                                                               1,517          6,848
   Current deferred tax asset                                                         8,834          9,047
                                                                                   --------       --------
         Total current assets                                                       342,738        359,965
Investment in CoBank                                                                    804          1,102
Property, plant and equipment, net                                                  199,505        197,845
Goodwill                                                                             46,042         35,586
Trademarks and other intangible assets, net                                         222,826        164,123
Other assets                                                                         15,691         20,266
Note receivable due from Pro-Fac Cooperative, Inc.                                        0          1,086
                                                                                   --------       --------
         Total assets                                                              $827,606       $779,973
                                                                                   ========       ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                             $    864       $    851
   Current portion of long-term debt                                                  2,700          2,700
   Current portion of Termination and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                        9,375          9,220
   Accounts payable                                                                  43,946         76,696
   Income taxes payable                                                              11,771          1,241
   Accrued interest                                                                   5,862          1,153
   Accrued employee compensation                                                      6,839         10,029
   Other accrued liabilities                                                         62,796         38,689
   Growers payable due to Pro-Fac Cooperative, Inc.                                  12,161          7,783
                                                                                   --------       --------
         Total current liabilities                                                  156,314        148,362
Obligations under capital leases                                                      2,528          3,028
Long-term debt                                                                      328,209        301,592
Long-term portion of Termination and Transitional Services Agreements with
     Pro-Fac Cooperative, Inc.                                                       10,399         16,830
Other non-current liabilities                                                        60,432         59,943
Non-current deferred tax liability                                                    7,112          6,371
                                                                                   --------       --------
         Total liabilities                                                          564,994        536,126
                                                                                   --------       --------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                   0              0
   Additional paid-in capital                                                       202,819        202,754
   Accumulated earnings                                                              71,698         52,623
   Accumulated other comprehensive income/(loss):
     Unrealized (loss)/gain on hedging activity                                        (158)           217
     Minimum pension liability adjustment                                           (11,747)       (11,747)
                                                                                   --------       --------
         Total shareholder's equity                                                 262,612        243,847
                                                                                   --------       --------
         Total liabilities and shareholder's equity                                $827,606       $779,973
                                                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)


                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                March 26, 2005     March 27, 2004
                                                                                --------------     --------------
Cash Flows From Operating Activities:
   Net income                                                                         $ 19,075          $  23,094
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities-
       Amortization of certain intangible assets                                         2,367              1,348
       Depreciation                                                                     16,784             17,016
       Amortization of debt issue costs, amendment costs, and debt premiums              5,279              5,436
       (Gain)/Loss on sale of assets                                                      (304)               225
       Asset impairment charge                                                             994                  0
       Transitional Services Agreement with Pro-Fac Cooperative, Inc.                      (70)              (394)
       Provision for deferred taxes                                                        855                  0
       Loss on early extinguishment of debt                                                  0              4,018
    Change in assets and liabilities:
     Accounts receivable                                                               (19,834)            (3,864)
     Inventories and prepaid manufacturing expense                                     (31,977)             2,839
     Income taxes payable                                                               10,995             15,723
     Accounts payable and other accrued liabilities                                    (11,821)           (24,469)
     Due to Pro-Fac Cooperative, Inc., net                                               4,464                676
     Other assets and liabilities, net                                                   1,560              4,633
                                                                                      --------          ---------
Net cash (used in)/provided by operating activities                                     (1,633)            46,281
                                                                                      --------          ---------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                           (13,384)           (17,626)
   Proceeds from disposals of property, plant and equipment                                565              8,827
   Acquisition of California & Washington Company                                      (74,290)                 0
   Proceeds from investment in CoBank                                                    1,377              2,464
   Proceeds from/(issuance of) note receivable to Pro-Fac Cooperative, Inc., net         1,000               (300)
                                                                                      --------          ---------
Net cash used in investing activities                                                  (84,732)            (6,635)
                                                                                      --------          ---------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                          28,900                  0
   Payment of premium and fees on early extinguishment of debt                               0             (8,937)
   Birds Eye Holdings, Inc. contribution, net                                               65                852
   Payments on long-term debt                                                           (2,025)          (168,961)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                     (8,000)            (8,000)
   Payments on capital leases                                                             (651)              (299)
                                                                                      --------          ---------
Net cash provided by/(used in) financing activities                                     18,289           (185,345)
                                                                                      --------          ---------

Net change in cash and cash equivalents                                                (68,076)          (145,699)
   Cash and cash equivalents at beginning of period                                     72,887            153,756
                                                                                      --------          ---------
Cash and cash equivalents at end of period                                            $  4,811          $   8,057
                                                                                      ========          =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                         $(11,122)         $ (20,552)
                                                                                      ========          =========
     Income taxes (paid)/refunded, net                                                $   (681)         $     487
                                                                                      ========          =========

   Acquisition of California & Washington Company
     Accounts receivable                                                              $  3,437
     Inventories                                                                         3,336
     Prepaid expenses and other current assets                                              52
     Property, plant and equipment                                                          22
     Goodwill                                                                           10,610
     Trademarks and other intangible assets                                             61,070
     Accounts payable                                                                   (1,696)
     Accrued employee compensation                                                        (276)
     Other accrued liabilities                                                          (2,265)
                                                                                      --------
                                                                                      $ 74,290
                                                                                      ========

Supplemental disclosure of Non-Cash Investing and Financing Activities:
   Capital lease obligations incurred for equipment                                   $    239          $   1,780
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended March 26, 2005 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 26, 2004.

Consolidation: The unaudited consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

New Accounting Pronouncements: In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company is currently evaluating these regulations; however, based on the current design of the Company's postretirement benefit plans, the implementation of FSP 106-2 is not expected to have a material effect on the Company's consolidated financial statements See further disclosure at NOTE 8 to the "Notes to Consolidated Financial Statements".

In November 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". This EITF Issue provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The guidance contained in EITF 03-13 did not have a material effect on the Company's consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. This new statement is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 151 will have on its consolidated financial statements.

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

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy or been sent to collections, and any other accounts management believes are not collectible based on historical losses. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.4 million at March 26, 2005, and $1.0 million at June 26, 2004.

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

NOTE 2. ACQUISITION OF CALIFORNIA & WASHINGTON COMPANY

On September 23, 2004, Birds Eye Foods acquired the California & Washington Company ("C&W"), a San Francisco-based marketer of frozen vegetables and fruits, by acquiring all of the outstanding common stock of C&W (the "Acquisition") for an aggregate purchase price of approximately $72.5 million (excluding fees).

C&W is the premier marketer of branded frozen vegetables and fruits in the Western United States, with the number one branded market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition strengthens its competitive position by expanding its presence in the Western United States. Annual net sales of C&W are approximately $40.0 million.

In accordance with the C&W stock purchase agreement, the Acquisition was closed utilizing an estimate of net working capital, with a final agreed-upon net working capital amount to be determined subsequent to closing. At March 26, 2005, the Company had an outstanding receivable from the former shareholders of C&W related to the adjustment of net working capital in an aggregate amount of approximately $0.9 million. Birds Eye Foods received the $0.9 million payment from the former shareholders of C&W in April 2005.

The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under purchase accounting, the Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed and were recorded at their respective fair values. The final allocation of purchase price is presented in the financial statements and is based on management's estimates of fair value derived from valuations and other studies which provided the basis for such estimates. The allocation is presented in the Consolidated Statement of Cash Flows as a supplemental disclosure. The goodwill associated with this transaction is deductible for tax purposes.

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations for the three and nine months ended March 26, 2005.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the periods presented:

(Dollars in Thousands)

                                                  Three Months Ended             Nine Months Ended
                                                ----------------------     -------------------------------
                                                      March 27,              March 26,         March 27,
                                                        2004                   2005              2004
                                                      --------               --------          --------
Net sales                                             $216,476               $661,975          $675,385
Income before discontinued operations                    8,824                 18,889            24,409
Net income                                               8,757                 18,889            24,875

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

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations: On May 1, 2004, the Company sold its Freshlike canned vegetable business to the Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction.

The implementation of SFAS No. 144 resulted in the classification and separate financial presentation of the Freshlike canned vegetable business as a discontinued operation and its operations are, therefore, excluded from continuing operations.

The operating results of all businesses classified as discontinued operations in the Statement of Operations are summarized as follows:

(Dollars in Thousands)

                                           Three Months Ended      Nine Months Ended
                                          --------------------    -------------------
                                                March 27,               March 27,
                                                  2004                    2004
                                               ----------              ----------
Net sales                                        $2,459                 $10,665
                                                 ======                 =======

Pretax (loss)/income                             $ (112)                $   777
Tax benefit/(provision)                              45                    (311)
                                                 ------                 -------
Discontinued operations, net of tax              $  (67)                $   466
                                                 ======                 =======

Assets Held for Sale: Having met the criteria outlined in SFAS No. 144, closed manufacturing sites in Enumclaw, Washington and Cincinnati, Ohio are classified as assets held for sale on the Company's Consolidated Balance Sheet as of March 26, 2005. The Company is actively marketing these properties for sale. On April 29, 2005, the Company sold its facility located in Enumclaw, Washington for $1.2 million.

The major classes of assets included in the Consolidated Balance Sheet as assets held for sale at the lower of carrying value or estimated fair value less costs to sell are as follows:

(Dollars in Thousands)

                                                March 26,        June 26,
                                                  2005             2004
                                               ----------       ---------
   Property, plant and equipment, net            $1,517           $6,848
                                                 ======           ======

In accordance with SFAS No. 144, and during the quarter ended September 25, 2004, the Company reclassified the Green Bay, Wisconsin manufacturing facility to assets held and used, as disposition of the location within one year was no longer likely. During the quarter ended December 25, 2004, the Company reclassified the Red Creek, New York and Sodus, Michigan facilities to assets held and used, as disposition of these locations within one year was no longer likely under SFAS No. 144. During the quarter ended March 26, 2005, the Company sold its facility in Barker, New York to Barker Storage LLC for $0.4 million and recognized a gain on disposal of $0.2 million.

NOTE 4.       AGREEMENTS WITH PRO-FAC

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $19.8 million as of March 26, 2005 and $26.0 million as of June 26, 2004.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the nine months ended March 26, 2005 and March 27, 2004 were $45.7 million and $48.8 million, respectively.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement. The Company does not expect to pay any such shortfall payments.

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

(iii) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac borrows and repays periodically based on its cash flow requirements. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Birds Eye Holdings LLC ("Holdings LLC") to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. As of March 26, 2005, there were no amounts outstanding under this Credit Agreement.

NOTE 5. INVENTORIES

The major classes of inventories, net of reserves of $6.1 million and $4.1 million, as of March 26, 2005 and June 26, 2004, respectively, are as follows:

(Dollars in Thousands)

                                            March 26,         June 26,
                                              2005              2004
                                           ----------        ---------
Finished goods                              $197,243         $158,090
Raw materials and supplies                    23,586           22,993
                                            --------         --------
   Total inventories                        $220,829         $181,083
                                            ========         ========

NOTE 6. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

As of March 26, 2005, goodwill related to the branded frozen segment was increased by approximately $10.6 million as a result of the allocation of purchase price from the acquisition of California & Washington Company. Additionally, in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", goodwill was reduced by approximately $0.2 million as a result of the ultimate amount of involuntary employee termination costs being less than the amount recorded.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over their estimated lives of 3 months to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized.

As of March 26, 2005, as a result of the acquisition of California & Washington Company, intangible assets related to order backlogs, covenants not to compete, employment contracts, and customer relationships were recognized in the aggregate amount of approximately $30.1 million. These intangibles are being amortized over their estimated useful lives. In addition, trademarks, which are not amortized, were increased by approximately $31.0 million as of March 26, 2005 as a result of the acquisition of California & Washington Company.

These amounts assigned to the intangible assets of California & Washington Company were recorded at fair value based on a valuation.

The following sets forth the major classes of intangible assets held by the
Company:

(Dollars in Thousands)

                                                   March 26,                       June 26,
                                                     2005                            2004
                                           -------------------------       --------------------------
                                            Gross                           Gross
                                           Carrying     Accumulated        Carrying      Accumulated
                                            Amount      Amortization        Amount       Amortization
                                            ------      ------------        ------       ------------
Amortized intangible assets:
   Covenants not to compete                $    751       $  (385)         $    588        $  (298)
   Order backlog                                470          (470)                0              0
   Customer relationships                    35,800        (2,717)            8,000         (1,667)
   Other                                     12,006        (2,129)           10,406         (1,406)
                                           --------       -------          --------        -------
     Total                                 $ 49,027       $(5,701)         $ 18,994        $(3,371)
                                           ========       =======          ========        =======

Unamortized intangible assets:
   Trademarks                               179,500                         148,500
                                           --------                        --------
     Total                                 $228,527                        $167,494
                                           ========                        ========

The aggregate amortization expense associated with intangible assets for the nine months ended March 26, 2005 and March 27, 2004 was $2.4 million and $1.3 million, respectively. Aggregate amortization expense for the last remaining quarter of fiscal 2005 is estimated to be $0.7 million.

The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                       Aggregate
                        Annual
Fiscal               Amortization
Year                    Expense
----                 ------------
2006                    $2,905
2007                     2,777
2008                     2,766
2009                     2,766
2010                     2,496

NOTE 7. DEBT

Summary of Long-Term Debt
(Dollars in Thousands)

                                  March 26,            June 26,
                                    2005                2004
                                  --------            --------
Term Loan Facility                $250,834            $252,859
Senior Subordinated Notes           51,175              51,433
Revolving Credit Facility           28,900                   0
                                  --------            --------
Total debt                         330,909             304,292
Less current portion                (2,700)             (2,700)
                                  --------            --------
Total long-term debt              $328,209            $301,592
                                  ========            ========

Bank Debt: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. There were borrowings of $28.9 million on the Revolving Credit Facility as of March 26, 2005.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the credit agreement governing the Senior Credit Facility (the "Senior Credit Agreement"). Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility in fiscal 2005. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

As of March 26, 2005, the interest rate under the Revolving Credit Facility was approximately 4.69 percent on LIBOR loans, and the interest rate under the Term Loan Facility was approximately 5.31 percent on LIBOR loans.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including, but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. The Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings, Inc. and certain of the Company's subsidiaries. See NOTE 10 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: As of March 26, 2005, Birds Eye Foods had outstanding $50.0 million of its $200.0 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of an $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.2 million at March 26, 2005 is being amortized against interest expense over the remaining life of the outstanding Notes.

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

NOTE 8. INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
(Dollars in Thousands)

                                                                             Pension Benefits
                                                       Three Months Ended                       Nine Months Ended
                                                    --------------------------            ----------------------------
                                                     March 26,       March 27,              March 26,        March 27,
                                                       2005            2004                   2005             2004
                                                    -----------    -----------            -----------      -----------
Service cost                                        $ 1,114          $ 1,244                $ 3,341          $ 3,732
Interest cost                                         1,981            1,962                  5,943            5,886
Expected return on plan assets                       (1,793)          (1,606)                (5,379)          (4,817)
Amortization of prior service cost                        1                1                      4                4
Amortization of net loss                                210              243                    632              728
                                                    -------          -------                -------          -------
Net periodic cost - Company plans                   $ 1,513          $ 1,844                $ 4,541          $ 5,533
Net periodic cost - union plans                         117              122                    341              368
                                                    -------          -------                -------          -------
Total periodic benefit cost                         $ 1,630          $ 1,966                $ 4,882          $ 5,901
                                                    =======          =======                =======          =======


                                                                   Postretirement Benefits Other than Pensions
                                                        Three Months Ended                      Nine Months Ended
                                                    --------------------------            ----------------------------
                                                     March 26,      March 27,              March 26,        March 27,
                                                       2005            2004                   2005            2004
                                                    -----------    -----------            -----------      -----------

Service cost                                           $ 10              $12                   $ 32             $ 37
Interest cost                                            49               57                    148              170
Amortization of prior service cost                       (7)              (7)                   (22)             (22)
                                                       ----              ---                   ----             ----
Total periodic benefit cost                            $ 52              $62                   $158             $185
                                                       ====              ===                   ====             ====

The Company is currently in the process of evaluating whether benefits provided by its postretirement benefit plans are considered "actuarially equivalent" to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), based on the final regulations issued January 21, 2005 by the Centers for Medicare and Medicaid Services. As such, the amounts presented above and included in the consolidated financial statements related to the Company's postretirement benefit plans do not reflect the effects of the Act. Based on the current design of the Company's postretirement benefit plans, the final implementation of FSP 106-2 is not expected to have a material effect on the Company's consolidated financial statements.

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

The following table includes the Company's operating segment information:

(Dollars in Millions)

                                                        Three Months Ended                      Nine Months Ended
                                                 --------------------------------     ----------------------------------
                                                    March 26,         March 27,           March 26,         March 27,
                                                      2005              2004                 2005             2004
                                                 --------------   ---------------     -----------------  ---------------
Net Sales:
   Branded frozen                                    $ 91.5          $ 84.1                  $269.9           $250.4
   Branded dry                                         45.5            45.2                   158.7            157.6
   Non-branded                                         74.6            77.0                   226.8            236.5
                                                     ------          ------                  ------           ------
Total continuing segments                            $211.6          $206.3                  $655.4           $644.5
                                                     ======          ======                  ======           ======
Operating income/(loss):

   Branded frozen                                    $ 12.0          $ 16.8                  $ 36.2           $ 48.5
   Branded dry                                          4.8             6.6                    26.6             28.5
   Non-branded                                         (5.3)           (3.5)                  (12.4)           (10.1)
   Asset impairment charge(1)                          (1.0)            0.0                    (1.0)             0.0
   Other income(2)                                      1.1             0.0                     3.3              0.0
                                                     ------          ------                  ------          -------
Operating Income                                       11.6            19.9                    52.7             66.9
Interest expense                                       (7.4)           (6.5)                  (21.1)           (25.2)
Loss on early extinguishment of debt                    0.0             0.0                     0.0             (4.0)
                                                     ------          ------                  ------           ------
Pretax income from continuing operations             $  4.2          $ 13.4                  $ 31.6           $ 37.7
                                                     ======          ======                  ======           ======


(1) The asset impairment charge represents the adjustment of the Company's closed Green Bay manufacturing facility to fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

(2) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation, GLK Holdings, Inc. (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's Notes. In addition, Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., Linden Oaks Corporation ("Subsidiary Guarantors") and Holdings Inc. have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                          Statement of Operations
                                                                     Three Months Ended March 26, 2005
                                                -----------------------------------------------------------------------------
                                                 Birds Eye       Subsidiary    Non-Guarantor    Eliminating
                                                Foods, Inc.      Guarantors    Subsidiaries       Entries       Consolidated
                                                -----------      ----------    -------------    ------------    -------------
(Dollars in Thousands)
Net sales                                         $ 206,346         $11,476        $    0        $(6,222)         $ 211,600
Cost of sales                                      (167,020)         (9,445)            0          6,398           (170,067)
                                                  ---------         -------        ------        -------          ---------
Gross profit                                         39,326           2,031             0            176             41,533
Selling, administrative, and general expense        (29,221)           (777)            0              0            (29,998)
Asset impairment charge                                (994)              0             0              0               (994)
Other (expense)/income                               (6,150)          7,415             0           (176)             1,089
Income from subsidiaries                              7,933             637             0         (8,570)                 0
                                                  ---------         -------        ------        -------          ---------
Operating income                                     10,894           9,306             0         (8,570)            11,630
Interest (expense)/income                           (10,216)          1,317         1,434              0             (7,465)
                                                  ---------         -------        ------        -------          ---------
Pretax income from continuing operations                678          10,623         1,434         (8,570)             4,165
Tax provision                                        (1,261)         (3,487)            0          3,170             (1,578)
                                                  ---------         -------        ------        -------          ---------
Net (loss)/income                                 $    (583)        $ 7,136        $1,434        $(5,400)         $   2,587
                                                  =========         =======        ======        =======          =========


                                                                          Statement of Operations
                                                                     Nine Months Ended March 26, 2005
                                                -----------------------------------------------------------------------------
                                                 Birds Eye       Subsidiary    Non-Guarantor    Eliminating
                                                Foods, Inc.      Guarantors    Subsidiaries       Entries       Consolidated
                                                -----------      ----------    -------------    ------------    -------------
(Dollars in Thousands)
Net sales                                         $ 640,565        $ 27,199         $    0        $(12,347)      $ 655,417
Cost of sales                                      (504,483)        (22,913)             0          12,789        (514,607)
                                                  ---------        --------         ------        --------       ---------
Gross profit                                        136,082           4,286              0             442         140,810
Selling, administrative, and general expense        (88,053)         (2,345)             0               0         (90,398)
Asset impairment charge                                (994)              0              0               0            (994)
Other (expense)/income                              (19,517)         23,247              0            (442)          3,288
Income from subsidiaries                             22,466           1,938              0         (24,404)              0
                                                  ---------        --------         ------        --------       ---------
Operating income                                     49,984          27,126              0         (24,404)         52,706
Interest (expense)/income                           (29,051)          3,584          4,366               0         (21,101)
                                                  ---------        --------         ------        --------       ---------
Pretax income from continuing operations             20,933          30,710          4,366         (24,404)         31,605
Tax provision                                        (9,537)        (10,672)             0           7,679         (12,530)
                                                  ---------        --------         ------        --------       ---------
Net income                                        $  11,396        $ 20,038         $4,366        $(16,725)      $  19,075
                                                  =========        ========         ======        ========       =========

                                                                                    Balance Sheet
                                                                                   March 26, 2005
                                                -----------------------------------------------------------------------------
                                                 Birds Eye       Subsidiary    Non-Guarantor    Eliminating
                                                Foods, Inc.      Guarantors    Subsidiaries       Entries       Consolidated
                                                -----------      ----------    -------------    ------------    -------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                       $  4,519        $    292         $     0        $       0       $   4,811
   Accounts receivable, net                          85,001           3,860               0                0          88,861
   Inventories -
     Finished goods                                 196,637             606               0                0         197,243
     Raw materials and supplies                      22,669             917               0                0          23,586
                                                   --------        --------         -------        ---------       ---------
       Total inventories                            219,306           1,523               0                0         220,829
   Other current assets                              25,918           2,319             956             (956)         28,237
                                                   --------        --------         -------        ---------       ---------

       Total current assets                         334,744           7,994             956             (956)        342,738
   Property, plant, and equipment, net              174,130          25,375               0                0         199,505
   Investment in subsidiaries                       349,684          14,502               0         (364,186)              0
   Goodwill and other intangible assets, net         80,298         188,570               0                0         268,868
   Other assets                                      16,116          98,933          31,705         (130,259)         16,495
                                                   --------        --------         -------        ---------       ---------
       Total assets                                $954,972        $335,374         $32,661        $(495,401)      $ 827,606
                                                   ========        ========         =======        =========       =========

    Liabilities and Shareholder's Equity
   Current portion of long-term debt               $  2,700        $      0         $     0        $       0       $   2,700
   Current portion of Termination
     and Transitional Services
     Agreements with Pro-Fac Cooperative, Inc.        9,375               0               0                0           9,375
   Accounts payable                                  42,789           1,157               0                0          43,946
   Accrued interest                                   6,818               0               0             (956)          5,862
   Intercompany loans                                 2,574          (2,574)              0                0               0
   Other current liabilities                         96,842           5,267               0           (7,678)         94,431
                                                   --------        --------         -------        ---------       ---------
       Total current liabilities                    161,098           3,850               0           (8,634)        156,314
   Long-term debt                                   359,914               0               0          (31,705)        328,209
   Long-term portion of Termination and
     Transitional Services Agreements
     with Pro-Fac Cooperative, Inc.                  10,399               0               0                0          10,399
   Other non-current liabilities                    168,626               0               0          (98,554)         70,072
                                                   --------        --------         -------        ---------       ---------
        Total liabilities                           700,037           3,850               0         (138,893)        564,994
   Shareholder's equity                             254,935         331,524          32,661         (356,508)        262,612
                                                   --------        --------         -------        ---------       ---------
       Total liabilities and
         shareholder's equity                      $954,972        $335,374         $32,661        $(495,401)      $827,606
                                                   ========        ========         =======        =========       ========


                                                                               Statement of Cash Flows
                                                                          Nine Months Ended March 26, 2005
                                                         -------------------------------------------------------------------
                                                          Birds Eye    Subsidiary    Non-Guarantor  Eliminating
                                                         Foods, Inc.   Guarantors    Subsidiaries    Entries    Consolidated
                                                         -----------   ----------    ------------    -------    ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                               $ 11,396     $20,038         $ 4,366    $ (16,725)   $ 19,075
   Adjustments to reconcile net income to cash
     (used in)/provided by operating activities -
       Depreciation                                           15,186       1,598               0            0      16,784
       Amortization of certain intangible assets               1,804         563               0            0       2,367
       Amortization of debt issue costs, amendment costs,
         and debt premiums                                     6,733           0          (1,454)           0       5,279
       Gain on sale of assets                                   (305)          1               0            0        (304)
       Asset impairment charge                                   994           0               0            0         994
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                               (70)          0               0            0         (70)
       Provision for deferred taxes                              855           0               0            0         855
       Equity in earnings of subsidiaries                     (4,870)       (641)              0        5,511           0
       Change in working capital                             (33,705)     (5,238)              9       (7,679)    (46,613)
                                                            --------    --------         -------    ---------    --------
Net cash (used in)/provided by operating activities           (1,982)     16,321           2,921      (18,893)     (1,633)
                                                            --------    --------         -------    ---------    --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (13,134)       (250)              0            0     (13,384)
   Proceeds from disposals of property, plant and
     equipment                                                   558           7               0            0         565
   Acquisition of California & Washington Company            (74,290)          0               0            0     (74,290)
   Proceeds from investment in CoBank                          1,377           0               0            0       1,377
   Proceeds from note receivable to Pro-Fac
     Cooperative, Inc., net                                    1,000           0               0            0       1,000
                                                            --------    --------         -------    ---------    --------
Net cash used in investing activities                        (84,489)       (243)              0            0     (84,732)
                                                            --------    --------         -------    ---------    --------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                28,900           0               0            0      28,900
   Payments on long-term debt                                 (2,025)          0               0            0      (2,025)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                (8,000)          0               0            0      (8,000)
   Payments on capital leases                                   (651)          0               0            0        (651)
   Birds Eye Holdings, Inc. contributions, net                    65           0               0            0          65
   Dividends paid                                                  0     (15,972)         (2,921)      18,893           0
                                                            --------    --------         -------    ---------    --------
Net cash provided by/(used in) financing activities           18,289     (15,972)         (2,921)      18,893      18,289
                                                            --------    --------         -------    ---------    --------

Net change in cash and cash equivalents                      (68,182)        106               0            0     (68,076)

Cash and cash equivalents at beginning of period              72,701         186               0            0      72,887
                                                            --------    --------         -------    ---------    --------
Cash and cash equivalents at end of period                  $  4,519    $    292         $     0    $       0    $  4,811
                                                            ========    ========         =======    =========    ========


                                                                               Statement of Operations
                                                                          Three Months Ended March 27, 2004
                                                       -----------------------------------------------------------------------
                                                       Birds Eye      Subsidiary  Non-Guarantor   Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries     Entries       Consolidated
                                                       -----------    ----------   ------------     -------       ------------
(Dollars in Thousands)
Net sales                                               $ 202,213    $   9,458    $       0       $  (5,355)       $ 206,316
Cost of sales                                            (156,296)      (7,882)           0           5,510         (158,668)
                                                        ---------    ---------    ---------       ---------        ---------
Gross profit                                               45,917        1,576            0             155           47,648
Selling, administrative, and general expense              (27,157)        (594)           0               0          (27,751)
Other (expense)/income                                     (6,170)       6,325            0            (155)               0
Income from subsidiaries                                    6,631          586            0          (7,217)               0
                                                        ---------    ---------    ---------       ---------        ---------
Operating income                                           19,221        7,893            0          (7,217)          19,897
Interest (expense)/income                                  (8,788)       1,002        1,322               0           (6,464)
                                                        ---------    ---------    ---------       ---------        ---------
Pretax income from continuing operations                   10,433        8,895        1,322          (7,217)          13,433
Tax provision                                              (2,373)      (3,000)           0               0           (5,373)
                                                        ---------    ---------    ---------       ---------        ---------
Income before discontinued operations                       8,060        5,895        1,322          (7,217)           8,060
Discontinued operations (net of a tax benefit of $45)         (67)           0            0               0              (67)
                                                        ---------    ---------    ---------       ---------        ---------
Net income                                              $   7,993    $   5,895    $   1,322       $  (7,217)       $   7,993
                                                        =========    =========    =========       =========        =========



                                                                       Statement of Operations
                                                                  Nine Months Ended March 27, 2004
                                                 ----------------------------------------------------------------
                                                 Birds Eye    Subsidiary  Non-Guarantor  Eliminating
                                                 Foods, Inc.  Guarantors   Subsidiaries    Entries    Consolidated
                                                 -----------  ----------   ------------    -------    ------------
(Dollars in Thousands)
Net sales                                         $ 631,541     $ 22,878       $    0    $ (9,893)   $ 644,526
Cost of sales                                      (485,004)     (18,929)           0      10,264     (493,669)
                                                  ---------     --------       ------    --------    ---------
Gross profit                                        146,537        3,949            0         371      150,857
Selling, administrative, and general expense        (82,044)      (1,870)           0           0      (83,914)
Other (expense)/income                              (30,839)      31,210            0        (371)           0
Income from subsidiaries                             28,656        1,891            0     (30,547)           0
                                                  ---------     --------       ------    --------    ---------
Operating income                                     62,310       35,180            0     (30,547)      66,943
Interest (expense)/income                           (35,028)       5,557        4,259           0      (25,212)
Loss on early extinguishment of debt                 (4,018)           0            0           0       (4,018)
                                                  ---------     --------       ------    --------    ---------
Pretax income from continuing operations             23,264       40,737        4,259     (30,547)      37,713
Tax provision                                          (636)     (14,449)           0           0      (15,085)
                                                  ---------     --------       ------    --------    ---------
Income before discontinued operations                22,628       26,288        4,259     (30,547)      22,628
Discontinued operations (net of a tax provision
    of $311)                                            466            0            0           0          466
                                                  ---------     --------       ------    --------    ---------
Net income                                        $  23,094     $ 26,288       $4,259    $(30,547)   $  23,094
                                                  =========     ========       ======    ========    =========


                                                                                Balance Sheet
                                                                                June 26, 2004
                                                   ----------------------------------------------------------------------
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
                                                      ========    ========      =======         =========     ========


                                                                                    Statement of Cash Flows
                                                                               Nine Months Ended March 27, 2004
                                                           ---------------------------------------------------------------------
                                                            Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                           Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                           -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                               $  23,094     $ 26,288       $ 4,259        $(30,547)     $  23,094
   Adjustments to reconcile net income to cash
     provided by operating activities -
       Depreciation                                            15,863        1,153             0               0         17,016
       Amortization of certain intangible assets                  785          563             0               0          1,348
       Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind      8,314            0        (2,878)              0          5,436
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                               (394)           0             0               0           (394)
       Loss on sale of assets                                     225            0             0               0            225
       Loss on early extinguishment of debt                     4,018            0             0               0          4,018
       Equity in undistributed earnings of subsidiaries        (1,182)      (1,707)            0           2,889              0
       Change in working capital                               (4,968)       1,473          (967)              0         (4,462)
                                                            ---------     --------       -------        --------      ---------
Net cash provided by operating activities                      45,755       27,770           414         (27,658)        46,281
                                                            ---------     --------       -------        --------      ---------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                 (17,384)        (242)            0               0        (17,626)
   Proceeds from disposals of property, plant and
     equipment                                                  8,827            0             0               0          8,827
   Proceeds from investment in CoBank                           2,464            0             0               0          2,464
   Issuance of note receivable to Pro-Fac
     Cooperative, Inc., net                                      (300)           0             0               0           (300)
                                                            ---------     --------       -------        --------      ---------
   Net cash used in investing activities                       (6,393)        (242)            0               0         (6,635)
                                                            ---------     --------       -------        --------      ---------

Cash Flows From Financing Activities:
   Payment of premium and fees on early
     extinguishment of debt                                    (8,937)           0             0               0         (8,937)
   Payments on long-term debt                                (168,961)           0             0               0       (168,961)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                 (8,000)           0             0               0         (8,000)
   Payments on capital lease                                     (299)           0             0               0           (299)
   Birds Eye Holdings, Inc. contribution, net                     852            0             0               0            852
   Dividends paid                                                   0      (27,244)         (414)         27,658              0
                                                            ---------     --------       -------        --------      ---------
Net cash used in financing activities                        (185,345)     (27,244)         (414)         27,658       (185,345)
                                                            ---------     --------       -------        --------      ---------

Net change in cash and cash equivalents                      (145,983)         284             0               0       (145,699)

Cash and cash equivalents at beginning of period              153,619          137             0               0        153,756
                                                            ---------     --------       -------        --------      ---------
Cash and cash equivalents at end of period                  $   7,636     $    421       $     0        $      0      $   8,057
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

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting in fiscal 2003.

During the third quarter of fiscal 2005, the Company resolved a business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting in fiscal 2003.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recorded an impairment charge of approximately $1.0 million within operating income to write-down the carrying value of the Green Bay manufacturing facility to fair value. Management estimated the fair value of this facility with the assistance of an appraisal.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in Birds Eye Foods Inc.s', (the "Company" or "Birds Eye Foods") financial condition and results of operations in the third quarter and first nine months of fiscal 2005 as compared to the third quarter and first nine months of fiscal 2004. This section should be read in conjunction with Part I,
Item 1 of this report.

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

The following tables illustrate the results of operations by segment for the three and nine months ended March 26, 2005 and March 27, 2004:

Net Sales
(Dollars in Millions)

                                              Three Months Ended                           Nine Months Ended
                                   ----------------------------------------    ----------------------------------------
                                        March 26,             March 27,             March 26,             March 27,
                                          2005                  2004                  2005                  2004
                                   ------------------    ------------------    ------------------    ------------------
                                                % of                  % of                  % of                  % of
                                      $        Total        $        Total        $        Total        $        Total
                                   -------    -------    -------    -------    -------    -------    -------    -------
Branded frozen                        91.5       43.2       84.1       40.8      269.9       41.2      250.4       38.9
Branded dry                           45.5       21.5       45.2       21.9      158.7       24.2      157.6       24.4
Non-branded                           74.6       35.3       77.0       37.3      226.8       34.6      236.5       36.7
                                   -------    -------    -------    -------    -------    -------    -------    -------
     Total                           211.6      100.0      206.3      100.0      655.4      100.0      644.5      100.0
                                   =======    =======    =======    =======    =======    =======    =======    =======


Operating Income
(Dollars in Millions)

                                              Three Months Ended                           Nine Months Ended
                                   ----------------------------------------    ----------------------------------------
                                        March 26,             March 27,             March 26,             March 27,
                                          2005                  2004                  2005                  2004
                                   ------------------    ------------------    ------------------    ------------------
                                                % of                  % of                  % of                  % of
                                      $        Total        $        Total        $        Total        $        Total
                                   -------    -------    -------    -------    -------    -------    -------    -------
Branded frozen                        12.0      103.4       16.8       84.4       36.2       68.7       48.5       72.5
Branded dry                            4.8       41.4        6.6       33.2       26.6       50.5       28.5       42.6
Non-branded                           (5.3)     (45.7)      (3.5)     (17.6)     (12.4)     (23.5)     (10.1)     (15.1)
Asset impairment charge(1)            (1.0)      (8.6)       0.0        0.0       (1.0)      (2.0)       0.0        0.0
Other income(2)                        1.1        9.5        0.0        0.0        3.3        6.3        0.0        0.0
                                   -------    -------    -------    -------    -------    -------    -------    -------
     Total operating income           11.6      100.0       19.9      100.0       52.7      100.0       66.9      100.0
                                   =======    =======    =======    =======    =======    =======    =======    =======

(1) The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

(2) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income before discontinued operations plus interest, taxes, depreciation and amortization) for the three and nine months ended March 26, 2005 and March 27, 2004. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability. However, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure as reported by the Company may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                      Three Months Ended                           Nine Months Ended
                                           ----------------------------------------    ----------------------------------------
                                                March 26,             March 27,             March 26,             March 27,
                                                  2005                  2004                  2005                  2004
                                           ------------------    ------------------    ------------------    ------------------
                                                     % of                  % of                  % of                  % of
                                              $        Total        $        Total        $        Total        $        Total
                                           -------    -------    -------    -------    -------    -------    -------    -------
Branded frozen                                14.7       80.8       18.7       73.3       43.3       60.2       54.8       67.5
Branded dry                                    5.7       31.3        7.4       29.0       29.6       41.2       31.2       38.4
Non-branded                                   (2.3)     (12.6)      (0.6)      (2.3)      (3.3)      (4.6)      (0.8)      (1.0)
Asset impairment charge(2)                    (1.0)      (5.5)       0.0        0.0       (1.0)      (1.4)       0.0        0.0
Loss on early extinguishment of debt(3)        0.0        0.0        0.0        0.0        0.0        0.0       (4.0)      (4.9)
Other income(4)                                1.1        6.0        0.0        0.0        3.3        4.6        0.0        0.0
                                           -------    -------    -------    -------    -------    -------    -------    -------
EBITDA                                        18.2      100.0       25.5      100.0       71.9      100.0       81.2      100.0
                                                      =======               =======               =======               =======
Reconciliation of EBITDA to net income:

Depreciation and amortization                 (6.6)                 (5.5)                (19.2)                (18.3)
Interest expense                              (7.4)                 (6.5)                (21.1)                (25.2)
Tax provision                                 (1.6)                 (5.4)                (12.5)                (15.1)
Discontinued operations, net of tax            0.0                  (0.1)                  0.0                   0.5
                                           -------               -------               -------               -------
Net income                                     2.6                   8.0                  19.1                  23.1
                                           =======               =======               =======               =======

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income before discontinued operations plus interest, taxes, depreciation, and amortization.

(2) The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

(3) The loss on early extinguishment of debt of $4.0 million was not allocated to segments. See NOTE 7 to the "Notes to Consolidated Financial Statements".

(4) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 11 to the "Notes to the Consolidated Financial Statements".

       CHANGES FROM THIRD QUARTER FISCAL 2004 TO THIRD QUARTER FISCAL 2005


Net Sales: Net sales for the third quarter of fiscal 2005 were $211.6 million, an increase of $5.3 million, or 2.6 percent, as compared to net sales of $206.3 million in the third quarter of fiscal 2004. This increase is primarily attributable to a $7.4 million increase within the branded frozen segment as a result of both the Company's acquisition of California & Washington Company ("C&W") on September 23, 2004, and an increase in net sales for the Company's Birds Eye Voila! product category resulting from revitalization efforts. These increases were, however, offset by declines in the Birds Eye branded frozen vegetable business. The "Segment Review" below outlines further details. See also NOTE 2 to the "Notes to Consolidated Financial Statements" regarding the acquisition of C&W.

Gross Profit: Gross profit in the fiscal 2005 period decreased $6.1 million to $41.5 million as compared to $47.6 million for the fiscal 2004 period. While gross profit benefited from the acquisition of C&W, this improvement was offset by the continued impact of sharply higher product costs and volume declines. Management believes product cost increases will continue to impact operating results throughout fiscal 2005 and into the first quarter of fiscal 2006.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2005 period increased $2.2 million to $30.0 million, as compared to $27.8 million in the fiscal 2004 period. Such increases are attributable to both the Company's acquisition of C&W and increased marketing initiatives within the branded frozen segment.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that the current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay manufacturing facility was closed in conjunction with the company's sale of its branded canned vegetable businesses.

Other Income: During the third quarter of fiscal 2005, the Company resolved an outstanding business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting.


Operating Income: Operating income for the fiscal 2005 period was $11.6 million, a decrease of $8.3 million as compared to $19.9 million in the fiscal 2004 period. This decrease is attributable to those factors discussed above. Operating income for the branded frozen, branded dry, and non-branded segments declined $4.8 million, $1.8 million, and $1.8 million, respectively. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2005 period was $7.4 million compared to $6.5 million in the fiscal 2004 period. This increase is primarily the result of increased interest rates and increased borrowings on the Company's Revolving Credit Facility to finance the acquisition of C&W.

Tax Provision: The provision for income taxes in the third quarter of fiscal 2005 was $1.6 million compared to a provision for income taxes of $5.4 million in the fiscal 2004 period. The decrease corresponds to the change in the Company's pretax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net Income: Net income for the fiscal 2005 period was $2.6 million compared to net income of $8.0 million in the fiscal 2004 period. The decrease is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $91.5 million in the fiscal 2005 period, an increase of $7.4 million or 8.8 percent as compared to net sales of $84.1 million for the fiscal 2004 period. This increase is primarily attributable to an increase of $9.9 million of net sales within the branded frozen segment as a result of the acquisition of C&W on September 23, 2004 and an increase in net sales for the Voila! product category as a result of product revitalization. These increases were, however, offset by declines in the Birds Eye branded frozen vegetable business as a result of increased competitive promotional activities and changes in packaging graphics. Management has taken immediate action to address these activities.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis increased 1.9 percent for the 12-week period ending March 27, 2005. The Company's branded market share (including C&W for all periods) on a unit basis at March 27, 2005 was 19.8 percent compared to 21.7 percent at March 28, 2004. The bagged meal category for the 12-week period ending March 27, 2005 increased 33.2 percent on a unit basis. On a unit sales basis, the Company's Birds Eye Voila! bagged meal product offering for the 12-week period ending March 27, 2005 showed growth of 7.1 percent. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 12-week period ending March 27, 2005 was 15.8 percent compared to 19.7 percent for the 12-week period ending March 28, 2004. The inclusion of new entries into the bagged meal category have resulted in negative comparisons for existing brands on a unit share basis.

Branded frozen operating income was $12.0 million in the fiscal 2005 period, a decline of $4.8 million as compared to operating income of $16.8 million in the fiscal 2004 period. While the branded frozen segment was positively impacted by operating income related to the C&W acquisition, this improvement was offset by declines in the Birds Eye business due to a reduction in volume and increased marketing expenditures. In addition, the Company has continued to experience production cost increases consistent with that felt throughout the industry. Increases in costs for employee benefits, raw materials and packaging have negatively impacted operating income and, although the Company has implemented price increases for many of its products, it has not been able to offset these costs and the cost of various promotional programs necessary to address competitive actions.

Branded Dry: Branded dry net sales were $45.5 million for the fiscal 2005 period, which is consistent as compared to net sales of $45.2 million for the fiscal 2004 period.

Operating income for the branded dry segment was $4.8 million for the fiscal 2005 period, a decrease of $1.8 million as compared to $6.6 million for the fiscal 2004 period. Operating income for the branded dry segment was unfavorably impacted by significant cost increases in employee benefits, meat, edible oils, steel and various commodities used in the Company's branded dry business.

Non-branded: Non-branded net sales were $74.6 million for the fiscal 2005 period, a decline of $2.4 million or 3.1 percent as compared to $77.0 million in the fiscal 2004 period. This decline is primarily attributable to a reduction in food service and industrial sales. Reduced crop intake during the summer of 2004 has resulted in less inventory available for sale in the non-branded channel. In addition, continued declines in net sales for a co-pack agreement have resulted throughout the quarter. Industrial and co-pack sales typically yield lower margins than the Company's other product lines, however, provide for greater utilization of manufacturing facilities.

The operating loss for the non-branded segment for the third quarter of fiscal 2005 declined $1.8 million to a loss of $5.3 million from a loss of $3.5 million in the fiscal 2004 period. This decline was attributable to the decline in net sales highlighted above and with increased product costs consistent with that experienced in the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 12-week period ending March 27, 2005 was 31.7 percent compared to 33.3 percent for the 12-week period ending March 28, 2004.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2004 TO FIRST NINE MONTHS FISCAL 2005

Net Sales: Net sales for the fiscal 2005 period were $655.4 million, an increase of $10.9 million, or 1.7 percent, as compared to net sales of $644.5 million in the fiscal 2004 period. This increase is attributable to the net sales resulting from the acquisition of C&W on September 23, 2004 offset by volume declines experienced as a result of pricing activities and other competitive actions. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2005 period decreased $10.1 million to $140.8 million as compared to $150.9 million for the fiscal 2004 period. While increases were experienced attributable to the C&W acquisition, decreased volume, and higher production cost increases have negatively impacted performance. Management believes these unfavorable product costs will impact operating results throughout fiscal 2005 and into the first quarter of fiscal 2006.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2005 period increased $6.5 million to $90.4 million, as compared to $83.9 million in the fiscal 2004 period. These increases are attributable to the Company's acquisition of C&W and increased brand building initiatives within the branded frozen segment.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that the current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay manufacturing facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses.

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting.

During the third quarter of fiscal 2005, the Company resolved an outstanding business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting.

Operating Income: Operating income for the fiscal 2005 period was $52.7 million, a decrease of $14.2 million as compared to $66.9 million in the fiscal 2004 period. The decline is attributable to those factors discussed above. Decreases in operating results within the branded frozen, branded dry, and non-branded segments were $12.3 million, $1.9 million, and $2.3 million, respectively. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2005 period was $21.1 million compared to $25.2 million in the fiscal 2004 period. This decline is primarily the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes in the fiscal 2004 period, partially offset by increased interest expense incurred in the fiscal 2005 period due to increased borrowings on the Company's Revolving Credit Facility to finance the acquisition of C&W and a general increase in interest rates.

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

Tax Provision: The provision for income taxes for the fiscal 2005 period was $12.5 million compared to a provision for income taxes of $15.1 million in the fiscal 2004 period. This decrease was a result of the reduction in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net Income: Net income for the fiscal 2005 period was $19.1 million compared to net income of $23.1 million in the fiscal 2004 period. The decrease is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $269.9 million in the fiscal 2005 period, an increase of $19.5 million or 7.8 percent as compared to net sales of $250.4 million for the fiscal 2004 period. Net sales for C&W for the fiscal 2005 period accounted for $25.0 million of the Company's increases in net sales. In addition, throughout fiscal 2005, the successful innovation and increased consumer promotion activities in the Birds Eye Voila! product category have driven unit volume increases of 27 percent versus the fiscal 2004 period.

Pricing actions, along with competitive activities, have, however, softened Birds Eye frozen volume. Management continues to take aggressive actions to address these trends.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 0.9 percent for the 39-week period ending March 27, 2005. The Company's branded market share (including C&W for all periods) on a unit basis for the 39-week period ending March 27, 2005 was 19.9 percent compared to 21.2 percent for the 39-week period ending March 28, 2004. The bagged meal category for the 39-week period ending March 27, 2005 increased
26.0 percent on a unit basis. On a unit sales basis, the Birds Eye Voila! bagged meal product offering for the 39-week period ending March 27, 2005 showed growth of over 18.7 percent. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 39-week period ending March 27, 2005 was 18.2 percent compared to 19.3 percent for the 39-week period ending March 28, 2004. The inclusion of new entries into the bagged meal category have resulted in negative comparisons for existing brands on a unit share basis.

Branded frozen operating income was $36.2 million in the fiscal 2005 period, a decline of $12.3 million as compared to $48.5 million in the fiscal 2004 period. While the branded frozen segment was positively impacted by operating income related to the C&W acquisition, the volume declines highlighted above, along with increased production costs have negatively impacted earnings. The Company has also implemented price increases for many of its products, however, it has not been able to offset the increase in product costs and the cost of various promotional programs.

Branded Dry: For the nine-month period ending March 26, 2005, branded dry net sales were $158.7 million in the fiscal 2005 period, an increase of $1.1 million or 0.7 percent as compared to net sales of $157.6 million for the fiscal 2004 period.

Operating income for the branded dry segment was $26.6 million for the fiscal 2005 period, representing a decline of $1.9 million from $28.5 million in the fiscal 2004 period. Significant cost increases in employee benefits, meat, edible oils, steel and various commodities used in the branded dry segment have negatively impacted operating income.

Non-branded: Non-branded net sales were $226.8 million for the fiscal 2005 period, a decline of $9.7 million or 4.1 percent as compared to $236.5 million in the fiscal 2004 period. This decline is primarily attributable to a reduction in food service and industrial sales. Reduced crop intake during the summer of 2004 has resulted in less inventory available to be sold in the non-branded channel. In addition, the Company has experienced a decline in net sales in an industrial co-pack agreement. Industrial and co-pack sales typically yield lower margins than the Company's other product lines, however, provide for greater utilization of manufacturing facilities.

The non-branded business experienced an operating loss of $12.4 million for the fiscal 2005 period. This amount represents a $2.3 million decline as compared to the operating loss of $10.1 million for the fiscal 2004 period. Declines in net sales and continued increased product costs have negatively impacted operating income.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 39-week period ending March 27, 2005 was 31.9 percent compared to 32.9 percent for the 39-week period ending March 28, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the nine months ended March 26, 2005 compared to the nine months ended March 27, 2004.

Net cash used in operating activities for the fiscal 2005 period was $1.6 million as compared to net cash provided by operating activities of $46.3 million for the fiscal 2004 period, representing a change in cash outflows of $47.9 million. Operating cashflow was impacted by an earnings decline of $4.0 million. In addition, net cash used for inventory purchases (including prepaid manufacturing expense) amounted to $31.9 million in the current period as compared to net cash provided by changes in inventories (including prepaid manufacturing expense) of $2.8 million during the prior year period. The increase in production and outside inventory purchases, experienced throughout the period, have raised the carrying value of inventory.

Net cash used in investing activities for the fiscal 2005 period was $84.7 million, as compared to net cash used in investing activities of $6.6 million for the fiscal 2004 period, representing a change in cash outflows of $78.1 million. On September 23, 2004, the Company completed the acquisition of California & Washington Company ("C&W"), which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Company's Revolving Credit Facility. In addition, during fiscal 2004 the Company received proceeds from disposals of property, plant and equipment related to the sale of certain facilities which were closed as a result of the Company's realignment effort. Capital expenditures were $13.4 million for the 2005 period compared to $17.6 million in the prior year period. The purchase of property, plant and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash provided by financing activities for the fiscal 2005 period was $18.3 million, as compared to net cash used in financing activities of $185.3 million in the fiscal 2004 period, representing a change of $203.6 million. During the fiscal 2004 period, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes, along with the required call premium of $8.9 million. In addition, during the fiscal 2004 period, the Company paid a $13.1 million "excess cash flow payment" as required by the Senior Credit Agreement. No such "excess cash flow payment" was required in fiscal 2005. The change in financing activities was also impacted by proceeds received under the Company's Revolving Credit Facility to finance the acquisition of C&W on September 23, 2004. The Company anticipates future borrowings on its Revolving Credit Facility to be in the ordinary course of business. See NOTE 7 to the "Notes to Consolidated Financial Statements".

Contractual Obligations: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases, which has resulted in a reduction in the Company's future obligations under leases by $18.1 million.

Senior Credit Facility: In connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of
(i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007, and allows up to $40.0 million to be available in the form of letters of credit.

As of March 26, 2005, (i) there were $28.9 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $24.0 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $147.1 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance outstanding thereunder will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the credit agreement governing the Senior Credit Facility (the "Senior Credit Agreement"). Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. There was no "excess cash flow" for the year ended June 26, 2004 required to be paid under the Term Loan Facility in fiscal 2005.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the Senior Credit Agreement, and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of March 26, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and
(ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (x) 2.00 percent for loans under the Revolving Credit Facility and (y) 2.75 percent for loans under the Term Loan Facility. The incremental percentages presented vary based upon the Company's Consolidated Leverage Ratio, as defined. As of March 26, 2005, the interest rate under the Term Loan Facility was approximately 5.31 percent on LIBOR loans. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of March 26, 2005, the interest rate under the Revolving Credit Facility was approximately 4.69 percent on LIBOR loans.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including, but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average debt to EBITDA ratio, a maximum average senior debt to EBITDA ratio, and a minimum EBITDA to interest expense ratio. As of March 26, 2005, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

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

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued the Notes for $200.0 million aggregate principal amount due November 1, 2008. On November 24, 2003, the Company repaid $150.0 million of the Notes. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Notes are guaranteed by Pro-Fac and certain of the Company's subsidiaries.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. As of March 26, 2005, the Company was in compliance with all covenants, restrictions, and requirements under the Notes.

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

A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this reserve.

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

Additionally, for the 2004 crop season, a combination of higher than normal precipitation levels and below normal temperatures in the Northeast and Midwest regions has reduced planned crop intake. This reduction in crop intake has impacted production costs and efficiency. Management believes product cost increases will impact operating results throughout fiscal 2005 and the first quarter of fiscal 2006. Management continues, however, to actively pursue cost reductions to mitigate crop-related cost increases.

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

ITEM 4. CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of March 26, 2005 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended March 26, 2005 that materially affected or are reasonably likely to affect Birds Eye Foods' internal control over financial reporting.

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

ITEM 6. EXHIBITS.

     Exhibits

         Exhibit Number                           Description
         --------------          -----------------------------------------------
              31.1               Certification required by Rule 13a - 14(a) of
                                 the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

              31.2 Certification required by Rule 13a - 14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

                                   SIGNATURES


The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              BIRDS EYE FOODS, INC.



Date:      May 9, 2005               By:       /s/ Earl L. Powers
     ------------------------            ----------------------------------
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