Form 10-K
period 2005-06-25
BIRDS EYE FOODS INC
filed 2005-09-23
CIK 26285

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

                     For the Fiscal Year Ended June 25, 2005

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Transition Period from ________ to ________

                           Commission File Number N/A

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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

The registrant's common stock is not publicly traded.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: NONE

Number of common shares outstanding at September 19, 2005: Common Stock: 11,000

* This Form 10-K Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

              FORM 10-K EQUIVALENT ANNUAL REPORT - FISCAL YEAR 2005
                              BIRDS EYE FOODS, INC.
                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                     PART I

               Cautionary Statement on Forward-Looking Statements.................     3
ITEM 1.     Description of Business
               General Development of Business....................................     3
               Narrative Description of Business..................................     4
               Financial Information About Industry Segments......................     5
               Packaging and Distribution.........................................     5
               Trademarks.........................................................     6
               Raw Material Sources...............................................     6
               Environmental Matters..............................................     6
               Seasonality of Business............................................     7
               Practices Concerning Working Capital...............................     7
               Significant Customers..............................................     7
               Backlog of Orders..................................................     7
               Business Subject to Governmental Contracts.........................     7
               Competitive Conditions.............................................     7
               Market and Industry Data...........................................     8
               New Products and Research and Development..........................     8
               Employees..........................................................     8
ITEM  2.    Description of Properties.............................................     8
ITEM  3.    Legal Proceedings.....................................................    10
ITEM  4.    Submission of Matters to a Vote of Security Holders...................    10

                                   PART II

ITEM  5.    Market for Registrant's Common Equity, Related Stockholder Matters,
               and Issuer Purchases of Equity Securities..........................    11
ITEM  6.    Selected Financial Data...............................................    11
ITEM  7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................    12
ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk............    24
ITEM  8.    Financial Statements and Supplementary Data...........................    25
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................    64
ITEM  9A.   Controls and Procedures...............................................    64
ITEM  9B.   Other Information.....................................................    64

                                  PART III

ITEM 10.    Directors and Executive Officers of the Registrant....................    65
ITEM 11.    Executive Compensation................................................    67
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters........................................    71
ITEM 13.    Certain Relationships and Related Transactions........................    73
ITEM 14.    Principal Accountant Fees and Services................................    75

                                   PART IV

ITEM 15.    Exhibits and Financial Statement Schedules............................    76

            Signatures............................................................    78
            Exhibit Index.........................................................    80

       CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods") or persons acting on behalf of Birds Eye Foods may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K Equivalent and other statements made in this Form 10-K Equivalent and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Company's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Company include:

o    strong competition in the food industry, including competitive pricing;

o    changes in consumer demand;

o    consumer reaction to pricing actions and changes in promotion levels;

o    the effectiveness of marketing initiatives and shifts in market demand;

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

o    the Company's ability to service debt; and

o economic conditions, including changes in inflation rates and interest rates.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Birds Eye Foods, incorporated in 1961 and based in Rochester, New York, is a producer and marketer of processed food products. The terms "Company" and "Birds Eye Foods" mean "Birds Eye Foods, Inc." and its subsidiaries unless the context indicates otherwise. The Company has three primary segments in which it operates, including: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales is within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. On August 23, 2005 the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico.

Birds Eye Foods is the nation's leader in manufacturing and marketing of frozen vegetables. The Company markets its branded frozen vegetable products under the names Birds Eye, Birds Eye Voila!, C&W, Freshlike and McKenzie's. In addition, Birds Eye Foods produces branded dry products, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). The Company's branded products are sold to customers such as Wal-Mart/Sam's, C&S Wholesale Grocers, Inc., Publix Super Markets, Inc., Kroger, Food Lion, Roundy's, and Albertsons. All of the major brands under which the Company markets its products are listed below under "Trademarks."

Birds Eye Foods also produces many products for non-branded markets which include the Company's store brand, food service and industrial product lines. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products, and other canned products, which are sold to customers such as Wal-Mart/Sam's, Albertsons, C&S Wholesale Grocers, Inc., BJ's, Associated Wholesale Grocers, Safeway, Kroger, Western Family Foods, and Aldi Inc.

The Company's food service and industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products, which are sold to customers such as Gordon Food Service, SYSCO, U.S. Food Service, ConAgra and MBM Corporation.

The percentage of net sales from products under brand names owned and promoted by the Company amounted to approximately 65 percent in fiscal 2005. Of these sales, 41 percent comprised branded frozen net sales and 24 percent comprised branded dry net sales. Non-branded items contributed 35 percent of net sales in fiscal 2005.

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

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company has three primary segments in which it operates: branded frozen, branded dry, and non-branded. A description of the Company's three primary segments follows:

Branded Frozen: The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable consumer brands. The Birds Eye branded product lines include an array of traditional frozen vegetables from peas, beans, and corn to lightly seasoned and sauced vegetables, along with numerous varieties of vegetable blends. Baby vegetables provide yet another alternative in the portfolio of Birds Eye frozen offerings. These products come in an array of sizes tailored to meet the needs of consumers of small households and large families. In addition, other value added products under the Birds Eye umbrella include Birds Eye Voila!, a frozen all-in-one meal replacement product. The Company also markets frozen fruit products under the Birds Eye brand. The Company licenses the Birds Eye Fresh trademark to several fresh vegetable partners.

The Company's portfolio of other branded frozen products includes several regional brands which command a strong market share in the geographies in which they compete.

On September 23, 2004, the Company acquired the California and
Washington Company ("C&W"), a San Francisco based marketer of frozen vegetables and fruits. The Company markets and sells the C&W branded product line in the Western United States, with the number one branded market share positions in California, the Pacific Northwest and Arizona.

Freshlike is a leading consumer brand of frozen vegetables in the Midwest, and McKenzie's markets Southern-style vegetable products distributed primarily in the Southern United States.

Net sales within the branded frozen segment represented approximately 41, 40, and 39 percent of the Company's total net sales in fiscal 2005, 2004, and 2003, respectively.

Branded Dry: The Company's branded dry family of products includes a wide variety of product offerings. The Company markets fruit fillings and toppings products under brands including Comstock and Wilderness, well-known consumer brands. The Company also markets snack items through regional brands including Snyder of Berlin, Husman, and Tim's. Snyder of Berlin competes in the Mid-Atlantic states. Husman products are marketed in the Midwest, and Tim's competes in the Pacific Northwest. In addition, the Company competes in the salad dressing category with the Bernstein's and Nalley brands marketed in the Pacific Northwest. Adding to the variety of items are chili and chili ingredients marketed regionally under the Nalley and Brooks brands in the Pacific Northwest and the Midwest, respectively. The Company commands a strong market share for its branded dry products in the geographies in which they compete. Branded dry products represented approximately 24 percent of the Company's net sales in fiscal 2005, 2004, and 2003.

Non-Branded: The Company's non-branded markets include its store brand, food service and industrial product lines.

Birds Eye Foods is the largest producer of store brand frozen vegetables in the United States. Other store brand product categories include fruit fillings and toppings, chili products, and other canned products. The Company supplies this variety of products to large grocery store chains. Birds Eye Foods is the only national manufacturer and marketer of both branded and store brand frozen vegetable products.

Also included in the non-branded segment are the food service, industrial and export product offerings. Food service products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products. These food service products are marketed and sold to restaurant chains and food service distributors. Industrial and export products primarily include frozen vegetables and fruit fillings and toppings which are sold to other food manufacturers for use as ingredients in their products. Non-branded products represented approximately 35, 36, and 37 percent of the Company's net sales in fiscal 2005, 2004 and 2003, respectively.

Discontinued Operations: On August 23, 2005 the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico.

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name.

In fiscal 2003, the Company sold its popcorn, applesauce and Veg-All operations.

The operations of BEMSA, the applesauce, popcorn, Veg-All, and Freshlike canned vegetable businesses are included in discontinued operations in the Company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in three primary segments including: branded frozen, branded dry, and non-branded. The financial statements for the fiscal years ended June 25, 2005, June 26, 2004, and June 28, 2003, which are included in this report, reflect information relating to those segments for each of the Company's last three fiscal years. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding segments.

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

Segment                                     Trademark
-------          ---------------------------------------------------------------
Branded Frozen   Birds Eye Foods(1), Birds Eye, Birds Eye Voila!(2), Birds Eye
                 Fresh(1), C&W, C&W California & Washington, California &
                 Washington Organic, Freshlike, McKenzie's, Gold King, Southern
                 Farms, Southland, Tropic Isle

Branded Dry      Birds Eye Foods(1),  Comstock, Brooks, Nalley, Wilderness,
                 Snyder of Berlin, Tim's Cascade Style Potato Chips,
                 La Restaurante, Erin's(1), Thank You, Husman's, Flavor
                 Destinations, Mariner's Cove, Riviera, Bernstein's and
                 Greenwood

Non-branded      Birds Eye Foods(1), Chill-Ripe, Globe

(1)  Application filed and U.S. federal registration is pending.

(2)  Voila! is subject to a license agreement from a third party.

                              RAW MATERIAL SOURCES

Birds Eye Foods purchases raw materials for use in its manufacturing process. These purchases are made on the open market and from Pro-Fac, as the Company's preferred supplier pursuant to the terms of an Amended and Restated Marketing and Facilitation Agreement between Birds Eye Foods and Pro-Fac. Amounts paid by the Company to Pro-Fac for the commercial market value ("CMV") of crops supplied for fiscal 2005 totaled $46.7 million. The Company also purchases on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. Birds Eye Foods expects to continue to purchase a substantial portion of its raw product needs from Pro-Fac pursuant to the Amended and Restated Marketing and Facilitation Agreement. See further discussion of Birds Eye Foods' relationship with Pro-Fac in NOTES 2 and 3 to the "Notes to Consolidated Financial Statements", including a description of the Amended and Restated Marketing and Facilitation Agreement.

Weather conditions can impact the profitability of all of the segments of the business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation. The utilization of the Company's facilities is directly correlated to the timing of crop harvests and crop yields. Poor weather conditions hurt crop yields and result in uneven crop delivery cycles that increase production costs. In addition, pricing can be impacted by crop size and yields and the overall national supply. The Company believes that its geographic diversification helps mitigate these risks.

The Company purchases all of its requirements for nonagricultural products, including containers, in the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

                              ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste and air pollutants resulting from the preparation and processing of foods are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position or financial condition.

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

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation are sufficient to comply with all currently applicable laws and regulations.

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

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 2005, total capital expenditures of the Company were $16.5 million of which approximately $38 thousand was devoted to the construction of environmental facilities. The Company estimates that environmental capital expenditures will be approximately $17 thousand for the 2006 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From a sales point of view, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months, such as certain frozen vegetables, chili, and fruit fillings and toppings, and others that have higher sales volume in the warm weather months, such as potato chips and salad dressings. Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

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

                              SIGNIFICANT CUSTOMERS

For the fiscal year ended June 25, 2005, Wal-Mart/Sam's accounted for 17 percent of the Company's consolidated revenue. In fiscal 2005, Wal-Mart/Sam's represented 23 percent, 12 percent and 11 percent of the branded frozen, branded dry and non-branded segments revenue, respectively. In addition, C&S Wholesale represented 10 percent of the branded frozen segment revenue in fiscal 2005.

                                BACKLOG OF ORDERS

A backlog of orders has not historically been significant in the business of the Company. Orders are filled shortly after receipt from inventories.

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Company is subject to renegotiation of contracts with, or termination by, any governmental agency.

                             COMPETITIVE CONDITIONS

All products of the Company, particularly branded products, compete with those of other national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a readily available and broad line of products, product quality, price, and marketing and sales promotions.

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

Birds Eye Foods' pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under national and regional brands. In fiscal 2005, marketing programs for national brands focused primarily on Birds Eye and Birds Eye Voila!. National advertising campaigns can include television, radio, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns can include radio, magazines, coupons, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by Birds Eye Foods compete with the nationally advertised brands of other leading food processors, including Del Monte, General Mills, Frito-Lay, Kraft, and similar major brands, as well as with the branded and store brand products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K Equivalent were derived from industry sources believed by the Company to be reliable, including information provided by Information Resources, Inc. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation as to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 20 full-time employees are employed at this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process is intended to ensure input from consumers, customers, and internal functional areas before a new product is brought to market.

Birds Eye Foods also focuses on the development of related products or modifications of existing products for the Company's branded businesses and customized products for the Company's non-branded businesses.

The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $4.3 million in both fiscal 2005 and 2004, and $3.0 million in fiscal 2003.

In the first quarter of fiscal 2006, the Company introduced its herb garden collection as an addition to its boxed sauce frozen vegetable product line. The herb garden collection offers a variety of vegetables with unique flavors provided through special herb and oil seasoning packets. The Company has also recently expanded distribution of its steam and serve frozen product line. This entry combines chef inspired sauced vegetables delivered in a unique steam and serve package. Within its Voila! product line, the Company has introduced several vegetarian items and has expanded its family collection with several new product offerings.

                                    EMPLOYEES

As of June 25, 2005, the Company had approximately 2,730 full-time employees, of whom 1,770 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 970 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its current relationship with its employees is good.

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

The Company's Celaya, Mexico facility and certain land in Sodus, Michigan are classified as assets held for sale at June 25, 2005. On August 23, 2005, the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding these assets held for sale.

The following table describes all material facilities leased or owned by the Company (other than certain public warehouses leased by the Company from unaffiliated third parties from time to time). Except as otherwise noted, each facility set forth below is owned by Birds Eye Foods.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property                                            Location            Square Feet           Segment
----------------                                            --------            -----------   --------------------------
Freezing plant, repackaging plant and distribution center   Darien, WI            397,975     Branded frozen/non-branded
Freezing plant and warehouse                                Oakfield, NY          269,289     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Waseca, MN            258,475     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Watsonville, CA       207,600     Branded frozen/non-branded
Freezing plant, repackaging plant and warehouse             Fairwater, WI         199,837     Branded frozen/non-branded
Freezing plant                                              Bergen, NY            137,737     Branded frozen/non-branded

Repackaging plant and distribution center                   Fulton, NY            254,856     Branded frozen/non-branded
Repackaging plant                                           Montezuma, GA          77,370     Branded frozen/non-branded
Repackaging plant, warehouse, distribution center and
   public storage warehouse                                 Brockport, NY         346,470     Branded frozen/non-branded

Canning plant and warehouse                                 Fennville, MI         329,866     Branded dry/non-branded
Warehouse(1)                                                Waseca, MN             91,400     Branded frozen/non-branded
Warehouse(1)                                                Darien, WI            140,086     Branded frozen/non-branded
Warehouse(1)                                                Montezuma, GA         236,814     Branded frozen/non-branded

Manufacturing plant and warehouse                           Tacoma, WA            286,468     Branded dry/non-branded

Manufacturing plant, warehouse, distribution center
   and office                                               Berlin, PA            183,500     Branded dry
Manufacturing plant, warehouse, distribution center and
   office(1)                                                Algona, WA             97,690     Branded dry

Distribution Center(1)                                      Erlanger, KY           32,000     Branded dry
Distribution Center(1)                                      Leetsdale, PA          18,200     Branded dry
Distribution Center(1)                                      Canal Fulton, OH       14,000     Branded dry
Distribution Center(1)                                      Bristol, TN            11,320     Branded dry
Distribution Center(1)                                      Ashland, KY            10,760     Branded dry
Distribution Center(1)                                      Altoona, PA            10,000     Branded dry
Distribution Center(1)                                      Monessen, PA           10,000     Branded dry
Distribution Center(1)                                      Dayton, OH             10,000     Branded dry
Distribution Center(1)                                      Ellwood City, PA        4,330     Branded dry

Canning plant and warehouse                                 Red Creek, NY                     Closed facility
Canning and freezing plant                                  Green Bay, WI                     Closed facility
Warehouse                                                   Sodus, MI                         Closed facility

Headquarters office (1)                                     Rochester, NY          77,513     Corporate
Office building - Green Bay                                 Green Bay, WI         107,200     Corporate
Office building - Tacoma                                    Tacoma, WA             20,500     Corporate
Office building - San Francisco(1)                          San Francisco, CA       4,894     Corporate

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

ITEM 6. SELECTED FINANCIAL DATA

Birds Eye Foods results of operations and financial condition for fiscal 2005, fiscal 2004 and fiscal 2003 are not comparable with those of fiscal 2002 and 2001. Fiscal 2005 and fiscal 2004 represent two complete fiscal years of operations following the August 19, 2002 Transaction. Fiscal 2003 reflects the Company's operations for the "predecessor" period (June 30, 2002 to August 18,
2002) and the Company's operations for the "successor" period (August 19, 2002 to June 28, 2003). The financial data below for fiscal 2002 and 2001 also reflect the Company's operations for the "predecessor" period. For further discussion of the August 19, 2002 Transaction, see NOTE 2 to the "Notes to the Consolidated Financial Statements" of this Form 10-K Equivalent.

(Dollars in Thousands)

                              Birds Eye Foods, Inc.
                        FIVE YEAR SELECTED FINANCIAL DATA

                                                         Fiscal Year Ended June             Periods Ended
                                                         ----------------------   -----------------------------------
                                                                                      Successor         Predecessor
                                                         Successor    Successor   August 19, 2002 -   June 30, 2002 -
                                                            2005        2004        June 28, 2003     August 18, 2002
                                                         ---------   ----------   -----------------   ---------------
Consolidated Summary of Operations:
   Net sales                                             $ 858,669    $ 843,398       $ 764,900          $ 98,076
   Cost of sales                                          (677,706)    (652,863)       (585,239)          (75,441)
                                                         ---------    ---------       ---------          --------
   Gross profit                                            180,963      190,535         179,661            22,635
   Selling, administrative, and general expenses          (120,565)    (112,208)       (105,606)          (15,084)
   Asset impairment charge                                    (994)           0               0                 0
   Restructuring                                            (1,940)           0               0                 0
   Other income                                              3,288            0               0                 0
   Gain from pension curtailment                                 0            0               0                 0
   Income from Great Lakes Kraut Company, LLC                    0            0           1,770               277
   Goodwill impairment charge                                    0            0               0                 0
                                                         ---------    ---------       ---------          --------
   Operating income/(loss) before dividing with Pro-Fac     60,752       78,327          75,825             7,828
   Interest expense                                        (28,456)     (31,326)        (39,807)           (7,416)
   Loss on early extinguishment of debt                          0       (4,018)              0                 0
                                                         ---------    ---------       ---------          --------
   Pretax income/(loss) from continuing operations and
      before dividing with Pro-Fac                          32,296       42,983          36,018               412
   Pro-Fac share of income                                       0            0               0                 0
                                                         ---------    ---------       ---------          --------
   Pretax income/(loss) from continuing operations          32,296       42,983          36,018               412
   Tax (provision)/benefit                                 (12,139)     (15,438)        (14,426)             (169)
                                                         ---------    ---------       ---------          --------
   Income/(loss) from continuing operations                 20,157       27,545          21,592               243
   Discontinued operations, net of tax                      (1,552)       4,322            (836)             (158)
                                                         ---------    ---------       ---------          --------
Net income/(loss)                                        $  18,605    $  31,867       $  20,756          $     85
                                                         =========    =========       =========          ========

Balance Sheet Data:
   Working capital(b)                                    $ 173,937    $ 211,603       $ 316,901
   Ratio of current assets to current liabilities            2.1:1        2.4:1           3:0:1
   Total assets                                          $ 804,524    $ 779,973       $ 909,383
   Cash and cash equivalents                             $  36,002    $  72,887       $ 153,756
   Long-term debt and capital leases
      (excludes current portion)                         $ 300,921    $ 304,620       $ 461,803

Other Statistics:
   Average number of employees:
   Regular                                                   2,813        2,937           3,447
   Seasonal                                                    655          685             844

                                                          Fiscal Years Ended June
                                                         -------------------------

                                                         Predecessor   Predecessor
                                                            2002         2001(a)
                                                         -----------   -----------
Consolidated Summary of Operations:
   Net sales                                             $  943,886    $1,070,961
   Cost of sales                                           (735,714)     (863,017)
                                                          ---------    ----------
   Gross profit                                             208,172       207,944
   Selling, administrative, and general expenses           (113,904)     (128,264)
   Asset impairment charge                                        0             0
   Restructuring                                             (2,622)            0
   Other income                                                   0             0
   Gain from pension curtailment                              2,472             0
   Income from Great Lakes Kraut Company, LLC                 2,457         1,779
   Goodwill impairment charge                              (179,025)            0
                                                         ----------    ----------
   Operating income/(loss) before dividing with Pro-Fac     (82,450)       81,459
   Interest expense                                         (61,331)      (73,997)
   Loss on early extinguishment of debt                           0             0
                                                         ----------    ----------
   Pretax income/(loss) from continuing operations and
      before dividing with Pro-Fac                         (143,781)        7,462
   Pro-Fac share of income                                  (16,842)         (732)
                                                         ----------    ----------
   Pretax income/(loss) from continuing operations         (160,623)        6,730
   Tax (provision)/benefit                                   31,569        (5,455)
                                                         ----------    ----------
   Income/(loss) from continuing operations                (129,054)        1,275
   Discontinued operations, net of tax                       (1,640)       (1,204)
                                                         ----------    ----------
Net income/(loss)                                        $ (130,694)   $       71
                                                         ==========    ==========
Balance Sheet Data:
   Working capital(b)                                    $  302,606    $  253,010
   Ratio of current assets to current liabilities             3.1:1         2.2:1
   Total assets                                          $  857,741    $1,078,565
   Cash and cash equivalents                             $   14,686    $    7,656
   Long-term debt and capital leases
      (excludes current portion)                         $  625,585    $  631,699

Other Statistics:
   Average number of employees:
   Regular                                                    4,239         4,627
   Seasonal                                                   1,649         2,931

(a)  Consists of 53 weeks.

(b) Working capital represents current assets (including cash) less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations from fiscal 2003 through fiscal 2005. This section should be read in conjunction with Part II, Item 8., "Financial Statements and Supplementary Data" section of this report.

The consolidated financial statements include the results of Birds Eye Foods, Inc. ("Birds Eye Foods" or the "Company"). On August 19, 2002, a majority interest in Birds Eye Foods was indirectly acquired by Vestar/Agrilink Holdings LLC and its affiliates (the "Transaction" -- see NOTE 2 to the "Notes to Consolidated Financial Statements"). In accordance with the guidelines for accounting for business combinations, the investment by Vestar/Agrilink Holdings and its affiliates plus related purchase accounting adjustments have been "pushed down" and recorded in Birds Eye Foods' financial statements for the period subsequent to August 18, 2002, resulting in a new basis of accounting for the "successor" period. Information for the "predecessor" period prior to the August 19, 2002 Transaction is presented on the Company's historical basis of accounting.

In order to provide a meaningful basis of comparing the Company's results of operations, the results of operations for the "predecessor" period (June 30, 2002 to August 18, 2002) have been combined with the results of operations for the "successor" period (August 19, 2002 to June 28, 2003). These combined Company results have been compared to the corresponding periods in fiscal 2005 and fiscal 2004.

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding an operating facility in Mexico, are within the United States. On August 23, 2005, the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico. The sale of the Celaya, Mexico facility did not impact the net sales of products carrying the Birds Eye brand name or any other brand names of the Company.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, C&W, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin, and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products, and other canned products. The Company's food service/industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

The following tables illustrate the Company's results of operations by segment for the fiscal years ended June 25, 2005, June 26, 2004, and June 28, 2003, and the Company's total assets by segment at June 25, 2005, June 26, 2004, and June 28, 2003.

Net Sales
(Dollars in Millions)

                               Fiscal Years Ended
                 ---------------------------------------------
                    June 25,        June 26,        June 28,
                      2005            2004            2003
                 -------------   -------------   -------------
                          % of            % of            % of
                   $     Total     $     Total     $     Total
                 -----   -----   -----   -----   -----   -----
Branded frozen   356.1    41.5   334.0    39.6   340.8    39.5
Branded dry      203.4    23.7   202.4    24.0   202.9    23.5
Non-branded      299.2    34.8   307.0    36.4   319.3    37.0
                 -----   -----   -----   -----   -----   -----
   Total         858.7   100.0   843.4   100.0   863.0   100.0
                 =====   =====   =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                                           Fiscal Years Ended
                             ---------------------------------------------
                                June 25,        June 26,        June 28,
                                  2005            2004            2003
                             -------------   -------------   -------------
                                      % of            % of            % of
                               $     Total     $     Total     $     Total
                             -----   -----   -----   -----   -----   -----
Branded frozen                47.8    78.6    57.7    73.7    54.3    64.9
Branded dry                   31.5    51.8    34.7    44.3    41.9    50.0
Non-branded                  (18.9)  (31.1)  (14.1)  (18.0)  (12.5)  (14.9)
Asset impairment charge(1)    (1.0)   (1.6)    0.0     0.0     0.0     0.0
Restructuring(2)              (1.9)   (3.1)    0.0     0.0     0.0     0.0
Other income(3)                3.3     5.4     0.0     0.0     0.0     0.0
                             -----   -----   -----   -----   -----   -----
Total Operating income        60.8   100.0    78.3   100.0    83.7   100.0
                             =====   =====   =====   =====   =====   =====

(1) The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 5 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the closed Green Bay manufacturing facility.

(2) Represents restructuring charges which are not allocated to individual segments. See NOTE 15 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(3) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 15 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the items included in other income.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income from continuing operations plus interest, taxes, depreciation and amortization) for the fiscal years ended June 25, 2005, June 26, 2004, and June 28, 2003. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments, and is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability of operating results. EBITDA should, however, be considered in addition to, and not as a substitute for or superior to operating income, net income, cash flows, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                      Fiscal Years Ended
                                           ---------------------------------------------
                                              June 25,        June 26,        June 28,
                                                2005            2004            2003
                                           -------------   -------------   -------------
                                                    % of            % of            % of
                                             $     Total     $     Total     $     Total
                                           -----   -----   -----   -----   -----   -----
Branded frozen                              57.1    66.5    66.3    67.2    63.1    57.2
Branded dry                                 35.2    41.0    38.3    38.8    45.5    41.2
Non-branded                                 (6.8)   (7.9)   (1.9)   (1.9)    1.8     1.6
Asset impairment charge(2)                  (1.0)   (1.2)    0.0     0.0     0.0     0.0
Restructuring(3)                            (1.9)   (2.2)    0.0     0.0     0.0     0.0
Other income(4)                              3.3     3.8     0.0     0.0     0.0     0.0
Loss on early extinguishment of debt(5)      0.0     0.0    (4.0)   (4.1)    0.0     0.0
                                           -----   -----   -----   -----   -----   -----
EBITDA from continuing operations           85.9   100.0    98.7   100.0   110.4   100.0
                                           =====   =====   =====   =====   =====   =====

Reconciliation of EBITDA from continuing
   operations to net income:
   Depreciation and amortization           (25.1)          (24.4)          (26.7)
   Interest expense                        (28.5)          (31.3)          (47.2)
   Tax provision                           (12.1)          (15.4)          (14.6)
   Discontinued operations, net of tax      (1.6)            4.3            (1.0)
                                           -----           -----           -----
Net income                                  18.6            31.9            20.9
                                           =====           =====           =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income from continuing operations plus interest, taxes, depreciation, and amortization.

(2) The asset impairment charge represents an adjustment to the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 5 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the closing of the Green Bay manufacturing facility.

(3) Represents restructuring charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 15 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activity.

(4) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the items included in other income.

(5) The loss on early extinguishment of debt of $4.0 million has not been allocated to segments. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding long-term debt.

Total Assets
(Dollars in Millions)

                                                      Fiscal Years Ended
                                           ---------------------------------------------
                                              June 25,        June 26,        June 28,
                                                2005            2004            2003
                                           -------------   -------------   -------------
                                                    % of            % of            % of
                                             $     Total     $     Total     $     Total
                                           -----   -----   -----   -----   -----   -----
Branded frozen                             415.8    51.7   325.1    41.6   360.8    39.6
Branded dry                                 99.6    12.4   111.3    14.3   144.7    15.9
Non-branded                                214.0    26.6   228.3    29.3   274.2    30.2
Other(1)                                    69.6     8.6   108.5    13.9   116.2    12.8
                                           -----   -----   -----   -----   -----   -----
   Continuing segments                     799.0    99.3   773.2    99.1   895.9    98.5
   Assets held for sale                      5.5     0.7     6.8     0.9    13.5     1.5
                                           -----   -----   -----   -----   -----   -----
   Total Assets                            804.5   100.0   780.0   100.0   909.4   100.0
                                           =====   =====   =====   =====   =====   =====

(1) Includes corporate assets of the Company not allocated to individual segments.

                     CHANGES FROM FISCAL 2004 TO FISCAL 2005

Net Sales: Net sales were $858.7 million in fiscal 2005, an increase of $15.3 million, or 1.8 percent, as compared to net sales of $843.4 million in fiscal 2004. This increase is primarily attributable to the net sales of C&W subsequent to its acquisition on September 23, 2004, offset by volume declines in selected product lines of the Company as a result of pricing activities and other competitive actions. In addition, a decline in non-branded product sales resulted from management's continuing efforts to rationalize certain product offerings. The "Segment Review" below outlines further details.

Gross Profit: Gross profit was $181.0 million in fiscal 2005, a decrease of $9.5 million or 5.0 percent as compared to $190.5 million in fiscal 2004. The Company's gross profit margin decreased to 21.1 percent from 22.6 percent in the prior year period. While C&W improved the Company's profit margin through its value added product offerings, results for many of the Company's other product lines were negatively impacted by higher manufacturing and component costs. Management believes these unfavorable product costs will continue to impact operating results throughout the first quarter of fiscal 2006. To offset these increasing costs and restore margins, the Company will continue to focus on cost-saving efforts in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses were $120.6 million in fiscal 2005 an increase of $8.4 million or 7.5 percent, as compared to $112.2 million in fiscal 2004. The increase is primarily attributable to the Company's acquisition of C&W and increased consumer marketing and other brand building initiatives within the branded frozen segment.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that the current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Company recorded an impairment charge of $1.0 million to write-down the carrying value of the Green Bay manufacturing facility to fair value. The Green Bay manufacturing facility was closed in conjunction with the Company's sale of its branded canned vegetable businesses.

Restructuring: On June 15, 2005, the Company announced the elimination of approximately 45 positions from various locations and departments within the Company. The reductions were part of an ongoing focus on low-cost operations and administrative cost savings. The reductions included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.9 million in the fourth quarter of fiscal 2005, primarily comprising employee termination benefits. The majority of this amount will be liquidated in fiscal 2006.

Other Income: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting during fiscal 2003.

In addition, during the third quarter of fiscal 2005, the Company resolved an outstanding business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting during fiscal 2003.

Continuing Segment Operating Income: Continuing segment operating income was $60.8 million in fiscal 2005, a decrease of $17.5 million as compared to $78.3 million in fiscal 2004. The decline is attributable to those factors discussed above. Decreases in operating results within the branded frozen, branded dry, and non-branded segments were $9.9 million, $3.2 million, and $4.8 million, respectively. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review."

Interest Expense: Interest expense was $28.5 in fiscal 2005, a decrease of $2.8 million compared to $31.3 million in fiscal 2004. This decline is primarily the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes in the fiscal 2004 period, partially offset by increased interest expense incurred in fiscal 2005 to finance the acquisition of C&W and a general increase in interest rates.

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

Tax Provision: The provision for income taxes for fiscal 2005 was $12.1 million compared to a provision for income taxes of $15.4 million in the fiscal 2004 period. This decrease was a result of the reduction in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate. See NOTE 11 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's provision for income taxes and its effective tax rate.

Discontinued Operations, net of tax: On August 23, 2005, Birds Eye Foods entered into and completed the transactions under a Stock Purchase Agreement (the "Sale Agreement") with Congelados Don Jose S.P.R. de R.L. ("CDJ") pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of Birds Eye de Mexico, S.A. de C.V. ("BEMSA"), a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. The Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax).

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction. Also included in discontinued operations in fiscal 2004 are the operating results of the Freshlike canned vegetable business prior to sale. The Freshlike canned vegetable business was previously reported in the branded dry segment.

Net Income: Net income for fiscal 2005 was $18.6 million compared to net income of $31.9 million in fiscal 2004. The decrease is the result of the factors outlined above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $356.1 million in fiscal 2005, an increase of $22.1 million or 6.6 percent as compared to net sales of $334.0 million in fiscal 2004. Net sales for C&W subsequent to its acquisition on September 23, 2004 accounted for $34.2 million of the Company's increase in net sales. In addition, the Company's revitalization efforts within its Birds Eye Voila product category drove net sales improvements of $8.9 million. These increases were offset by declines within several other Birds Eye branded frozen vegetable product categories and several of the Company's regional product lines, as a result of pricing actions and competitive activities. To offset higher product costs, the Company increased its list prices in many categories. In some instances, price gaps developed versus competitors and volume softened. The Company has subsequently increased trade promotions to remain competitive. Management believes these actions, along with product innovation that respond to the consumers' interest in health, nutrition and convenience will drive improvements in fiscal 2006 net sales.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 1.1 percent for the 52-week period ending June 19, 2005. The Company's branded market share (including C&W for all periods) on a unit basis for the 52-week period ending June 19, 2005 was 20.0 percent compared to 21.4 percent for the 52-week period ending June 20, 2004. The bagged meal category for the 52-week period ending June 19, 2005 increased
30.5 percent on a unit basis. On a unit sales basis, the Birds Eye Voila! bagged meal product offering for the 52-week period ending June 19, 2005 showed growth of 20.4 percent. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 52-week period ending June 19, 2005 was
17.1 percent compared to 18.5 percent for the 52-week period ending June 20, 2004. The inclusion of new entries into the bagged meal category have resulted in negative comparisons for existing brands on a unit share basis.

Branded frozen operating income was $47.8 million in the fiscal 2005 period, a decline of $9.9 million, as compared to $57.7 million in fiscal 2004. While the branded frozen segment was positively impacted by the operating income of C&W subsequent to its acquisition, the volume declines highlighted above, along with significantly increased products costs, have negatively impacted earnings.

Branded Dry: Branded dry net sales were $203.4 million in fiscal 2005, which is consistent with net sales of $202.4 million in fiscal 2004.

Operating income for the branded dry segment was $31.5 million for fiscal 2005, representing a decline of $3.2 million from $34.7 million in fiscal 2004. Significant cost increases in employee benefits, meat, edible oils, steel and various commodities used in the branded dry segment have negatively impacted operating income. The Company intends to continue to focus on purchasing opportunities and innovative merchandising to enhance profitability of the brands within this segment.

Non-branded: Non-branded net sales were $299.2 million in fiscal 2005, a decline of $7.8 million or 2.5 percent as compared to $307.0 million in fiscal 2004. This decline is primarily attributable to a reduction in food service and industrial sales. Reduced crop intake during the summer of 2004 has resulted in less inventory available to be sold in the industrial channel. In addition, the Company has experienced a decline in net sales under an industrial co-pack agreement. Industrial and co-pack sales typically yield lower margins than the Company's other product lines, however, provide for greater utilization of manufacturing facilities.

The operating loss for the non-branded segment was $18.9 million for fiscal 2005 as compared to a loss of $14.1 million in fiscal 2004. This increase in operating loss was attributable to the decline in net sales highlighted above and increased product costs consistent with that experienced in the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 52-week period ending June 19, 2005 was 32.0 percent compared to 33.0 percent for the 52-week period ending June 20, 2004.

                     CHANGES FROM FISCAL 2003 TO FISCAL 2004

Net Sales: Net sales were $843.4 million in fiscal 2004, a decline of $19.6 million or 2.3 percent, as compared to $863.0 million in fiscal 2003. The decrease is primarily the result of a $12.3 million decline in non-branded product sales due to management's continuing efforts to rationalize certain product offerings. The Company also experienced a $6.8 million decline in branded frozen net sales, primarily resulting from challenges experienced in its Birds Eye Voila! product line during the first three quarters of fiscal 2004. During the fourth quarter of fiscal 2004, the Company introduced a Birds Eye Voila! lower calorie and reduced carbohydrate alternative and several new flavor offerings including reformulated varieties to enhance performance of this product line. Other significant causes for variances are highlighted below in the "Segment Review."

Gross Profit: Gross profit was $190.5 million in fiscal 2004, a decrease of $11.8 million, or 5.8 percent as compared to $202.3 million in fiscal 2003. The Company's gross profit margin decreased to 22.6 percent from 23.4 percent in the prior year period. The decrease in gross profit margin is primarily the result of increased product costs experienced throughout fiscal 2004. Ingredient and commodity costs rose as a result of inflationary increases and other temporary costs resulting from production realignment efforts initiated in previous years. Management believes its realignments efforts will maximize facility utilization and therefore benefit product costs in the future.

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

Interest Expense: Interest expense was $31.3 million in fiscal 2004, a decrease of $15.9 million as compared to $47.2 million in fiscal 2003. This decline is primarily attributable to reduced debt levels, including the November 2003 repayment of $150.0 million of the Company's 11 7/8 percent Senior Subordinated Notes and the elimination of the Subordinated Promissory Note as part of the GLK Transaction. Other savings resulted from decreases in the Company's outstanding borrowings, as well as general interest rate reductions.

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

Tax Provision: During fiscal 2004, Birds Eye Foods had a tax provision of $15.4 million compared to a $14.6 million tax provision in fiscal 2003. The variance is attributable to the change in pretax income. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's provision for income taxes and its effective tax rate.

Discontinued Operations, net of tax: On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction. Also included in discontinued operations in fiscal 2004 are the operating results of the Freslike canned vegetable business prior to sale. The Freshlike canned vegetable business was previously reported in the branded dry segment.

In fiscal 2003, the Company sold its popcorn, applesauce and Veg-All operations and the associated operating results are included in discontinued operations.

Net Income: Net income for fiscal 2004 was $31.9 million, an increase of $11.1 million or 53.4 percent, compared to net income of $20.8 million in fiscal 2003 due to the factors outlined above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $334.0 million in fiscal 2004, a decline of $6.8 million or 2.0 percent as compared to net sales of $340.8 million in fiscal 2003. Increases in net sales within the Company's Birds Eye branded frozen vegetables product categories were offset by declines within the bagged meal category and several of the Company's regional product lines.

Solid improvements were experienced within the Birds Eye branded frozen vegetable product categories, with net sales in this category increasing $7.6 million compared to fiscal 2003. The introduction of several value added sauced vegetable items, along with improved promotional effectiveness, led to the improvement.

The Birds Eye Voila! category, however, declined $8.6 million due to continuing challenges within the bagged meal category. To enhance performance of this product, management introduced, during the fourth quarter of fiscal 2004, a lower calorie and reduced carbohydrate alternative that includes several flavor offerings. The Company also reformulated its existing Birds Eye Voila! category to improve the taste profile and extend the line to include several new varieties.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is, however, limited as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2 percent for the 52-week period ending June 20, 2004. The Company's branded market share on a unit basis at June 20, 2004 was 18.9 percent (excluding the C&W acquisition) compared to 19.5 percent at June 22, 2003. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 52-week period ending June 20, 2004 was 19.0 percent compared to 21.4 percent for the 52-week period ending June 22, 2003.

Branded frozen operating income was $57.7 million in fiscal 2004, an increase of $3.4 million or 6.3 percent as compared to $54.3 million in fiscal 2003. The majority of this increase is primarily the result of the elimination of introductory costs associated with a new product launch in fiscal 2003. Offsetting this change was the significant investment incurred in the fourth quarter of fiscal 2004 to support the revitalization of the Birds Eye Voila! product line as described above.

Branded Dry: Branded dry net sales were $202.4 million in fiscal 2004, consistent with those of $202.9 million in fiscal 2003. Operating income for the branded dry segment was $34.7 million in fiscal 2004, a decline of $7.2 million or 17.2 percent as compared to $41.9 million in fiscal 2003. Approximately $2.0 million of this decline is attributable to the GLK Transaction which occurred in March of 2003. In addition, several of the Company's product lines within the branded dry category experienced significant increases in product costs during fiscal 2004, including the Company's fillings and toppings business as a result of an increase in the cost of cherries; the branded chili business as a result of an increase in beef prices; and the snacks business as a result of an increase in oil costs.

Non-branded: During fiscal 2004, management continued its efforts to rationalize certain lower margin food service offerings. As a result, non-branded net sales declined $12.3 million to $307.0 million in the current year as compared to $319.3 million in fiscal 2003. The operating loss for the non-branded segment was $14.1 million in fiscal 2004 as compared to a loss of $12.5 million in fiscal 2003. This decline was attributable to the decline in net sales highlighted above and increased product costs consistent with that experienced in the Company's other operating segments.

As discussed above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 52-week period ending June 20, 2004 (excluding the C&W acquisition) was 30.5 percent compared to 30.8 percent for the 52-week period ending June 22, 2003.

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, identifiable intangible assets, long-lived assets, and goodwill, self-insurance programs, promotional activities, income taxes, and retirement benefits.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets and long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. The Company tests goodwill for impairment on an annual basis. In the event that the carrying values of assets are determined to be impaired, the Company would record an adjustment to the respective carrying value.

Self -- insurance Programs: The Company records estimates for certain health and welfare and workers' compensation costs that are provided for under self-insured programs. Should a greater amount of claims occur compared to what was estimated or should costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

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

Income Taxes: The Company computes its annual tax rate based on the statutory rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating its tax positions. The Company establishes reserves when it becomes probable that a tax return position that it considers supportable may be challenged and that the Company may not succeed in completely defending the challenge. The Company adjusts these reserves in light of changing facts and circumstances. The Company's annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company's tax reserves are presented in the balance sheet principally within income taxes refundable and income taxes payable.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Retirement Benefits: The Company sponsors pension and other retirement plans in various forms covering employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company with the assistance of actuarial consultants, within certain guidelines. The discount rate assumptions used to value pension and postretirement benefit obligations reflect yields on high quality long-term bonds.

Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption.

In addition, the Company's actuarial consultants also use subjective factors such as mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2005 compared to fiscal 2004.

Net cash provided by operating activities was $63.2 million in fiscal 2005, a decrease of $41.8 million as compared to net cash provided by operating activities of $105.0 million in fiscal 2004. Operating cashflow was impacted by an earnings decline of $13.3 million. The increase in net cash used for inventory purchases (including prepaid manufacturing expense) of $12.5 million in the current period as compared to net cash provided by changes in inventories (including prepaid manufacturing expense) of $17.4 million during the prior year period. The increase in production cost and outside inventory purchases, experienced throughout the period, have raised the carrying value of inventory.

Net cash used in investing activities was $86.6 million in fiscal 2005 compared to net cash provided by investing activities of $2.6 million in fiscal 2004, representing an increase in cash outflows of $89.2 million. On September 23, 2004, the Company completed the acquisition of California & Washington Company ("C&W"), which accounted for the majority of the variance in cash used in investing activities. The acquisition of C&W was financed by borrowings under the Company's Revolving Credit Facility defined below. See NOTE 4 to the "Notes to Consolidated Financial Statements." In addition, during fiscal 2004 the Company received proceeds of $15.9 million from the sale of the Freshlike canned vegetable business, as well as $8.9 million related to the sale of facilities and equipment no longer in service. Capital expenditures were $16.5 million for fiscal 2005 compared to $24.9 million in fiscal 2004. The decline in capital expenditures is a result of the Company having fewer production facilities as a result of its realignment efforts. The purchase of property, plant and equipment was for general operating purposes and is considered adequate to maintain its facilities in proper working order.

Net cash used in financing activities was $13.5 million in fiscal 2005, a decrease of $174.9 million as compared to net cash used of $188.4 million in fiscal 2004. During fiscal 2004, the Company repaid $150.0 million of its 11 7/8 percent Senior Subordinated Notes, along with the required call premium of $8.9 million. In addition, during fiscal 2004, the Company paid a $13.1 million "excess cash flow payment" as required by the Senior Credit Agreement. No such "excess cash flow payment" was required in fiscal 2005. The change in financing activities was also impacted by proceeds received under the Company's Credit Facility to finance the acquisition of C&W on September 23, 2004. The Company anticipates future borrowings on its Revolving Credit Facility to be in the ordinary course of business. See further discussion below and at NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's debt.

Senior Credit Facility: In connection with the August 19, 2002 Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007, and allows up to $40.0 million to be available in the form of letters of credit.

As of June 25, 2005, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $24.0 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of letters of credit outstanding, was $176.0 million. The Company believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR, as defined in the Senior Credit Agreement, plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement, (the "Senior Credit Agreement") and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 25, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of June 25, 2005, the interest rate under the Term Loan Facility was approximately 5.85 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow" as defined in the Senior Credit Agreement, be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The excess cash flow amount is based in part on the Company's operating income during the year less capital expenditures and cash interest. As of June 25, 2005 and June 26, 2004, there was no "excess cash proceeds" to be paid under the Term Loan Facility.

The Term Loan Facility was subject to the following amortization schedule at June 25, 2005.

(Dollars in Millions)

Fiscal Year   Term Loan B
-----------   -----------
2006             $  2.7
2007                2.7
2008              129.6
2009              115.2
                 ------
                 $250.2
                 ======

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average total debt to EBITDA ratio (Consolidated Leverage Ratio) and a minimum EBITDA to interest expense ratio (Interest Coverage Ratio). As of June 25, 2005, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye Foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

Effective May 27, 2005, the Company negotiated an amendment to its Senior Credit Facility, which among other things, eliminates the Consolidated Senior Leverage Ratio financial covenant and tightens the Consolidated Leverage Ratio for the periods ending March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 by 25 basis points. In addition, the amendment permits the use of revolving loans under the Revolving Credit Facility to finance acquisitions if, after giving effect to the acquisition(s), the pro forma Consolidated Senior Leverage Ratio is less than or equal to 3.5 to 1.0.

During fiscal 2004, the Company negotiated an amendment to its Senior Credit Facility. The amendment provided the Company with the ability to repay $150.0 million of its Senior Subordinated Notes which occurred in November 2003. See "Senior Subordinated Notes -- 11 7/8 Percent (due 2008)" below. In addition, provided the satisfaction of certain conditions, the amendment permits repayment of the balance of the Senior Subordinated Notes prior to maturity.

Senior Subordinated Notes -- 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008.

As of June 25, 2005, Birds Eye Foods had outstanding $50.0 million of its $200.00 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of an $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction.

Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

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

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of June 25, 2005.

(Dollars in Millions)

Contractual Obligations                             Payments due by period
                                          Less than 1                           More than 5
                                  Total       year      1-3 years   3-5 years      years
                                 ------   -----------   ---------   ---------   -----------
Long-Term Debt(1)                $300.2      $  2.7       $132.3      $165.2      $  0.0
Capital Lease Obligations           3.5         1.0          1.7         0.8         0.0
Operating Leases                   48.5        11.0         17.5        11.0         9.0
Purchase Obligations(2,3)         389.2       211.3         58.8        46.5        72.6
Other Long-Term Liabilities(4)     73.4        21.9         34.9         1.8        14.8
                                 ------      ------       ------      ------      ------
Total                            $814.8      $247.9       $245.2      $225.3      $ 96.4
                                 ======      ======       ======      ======      ======

(1) "Long-Term Debt" includes principal amounts due under the Company's Senior Subordinated 11 7/8 percent Notes and the Term Loan Facility. Interest expense related to long-term debt is estimated to be as follows: less than 1 year, $20.7 million; 1-3 years $38.1 million and 3-5 years $2.5 million. The Term Loan Facility is variable by its terms and interest was estimated utilizing the 5.85 percent interest rate on the Term Loan Facility at June 25, 2005.

(2) A "Purchase Obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase Obligations include outstanding purchase orders of the Company for raw materials, packaging and other ingredients. Purchase Obligations which outline quantities that vary based on production needs cannot be reasonably estimated at this time. The total does not include purchase obligations recorded on the consolidated balance sheet as of June 25, 2005.

(3) Amounts shown within Purchase Obligations in the less than one year category include estimated raw product purchases of $72.0 million under the Amended and Restated Marketing and Facilitation Agreement. As estimates of the ongoing purchases from Pro-Fac cannot be determined at this time, the maximum penalty due upon termination has been included in the 1-3 years category.

(4) This category includes the non-current liabilities reflected on the June 25, 2005 consolidated balance sheet for pension, other postretirement benefits, non-qualified 401(k) benefits, deferred directors' fees and Pro-Fac termination payments due under the Termination Agreement. Payments to the Company's pension trusts are reflected through April, 2008. Estimates beyond that date are not currently available.

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2006 and 2007 will be in the range of approximately $8.0 million to $10.0 million per annum. The Company believes that cash flow from operations and borrowings under the Company's Senior Credit Facility will be sufficient to meet its liquidity requirements for the foreseeable future.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole.

New Accounting Pronouncements: In June 2005, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not anticipate that the adoption of EITF No. 05-6 will have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 had no impact on the Company's consolidated financial statements for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 151 will have on its consolidated financial statements.

In May 2004, the FASB issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company is currently evaluating these regulations; however, based on the current design of the Company's postretirement benefit plans, the implementation of FSP 106-2 is not expected to have a material effect on the Company's consolidated financial statements. See further disclosure at NOTE 12 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pensions and post retirement benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rate fluctuations which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company has entered into certain derivative contracts.

Foreign Currency: The Company managed its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 25, 2005, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2005 to June 2006. The fair value of the open contracts was an asset and an after-tax gain of $0.4 million, recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedged approximately 100 percent of the Company's planned intercompany sales. Amounts deferred to accumulated other comprehensive income are reclassified into cost of goods sold as the related product is sold. In fiscal 2005, a net loss of approximately $0.1 million related to all foreign currency contracts had been reclassified from other comprehensive income to cost of goods sold.

                                              Foreign Currency
                                            Forward Outstanding
                                            -------------------
Contract amounts                             147 million Pesos
Weighted average settlement exchange rate          8.4%

On August 23, 2005, the foreign currency forward contracts were transferred to the buyer in conjunction with the sale of the Company's wholly owned subsidiary, Birds Eye de Mexico, S.A. de C.V. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosure regarding this transaction.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on June 7, 2005, which matures June 30, 2006. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. At June 25, 2005, the Company had open swaps hedging approximately 40 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax loss of approximately $18,000 recorded in accumulated other comprehensive income in shareholder's equity.

                                                          Swap
                                                Corrugated Outstanding
                                                (Unbleached Kraftliner)
                                            ------------------------------
Notional amount                                    12,000 short tons
Average paid rate                                   $485/short ton
Average receive rate                        Floating rate/short ton -- $483
Maturities through                                     June 2006

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on February 11, 2005 designated as a cash flow hedge of its forecasted polyethylene purchases. The termination date for the agreement is June 30, 2006. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity.

                                                      Swap
                                             Polyethylene Outstanding
                                            ---------------------------
Notional amount                                  3,600,000 pounds
Average paid rate                                   $.760/pound
Average receive rate                        Floating rate -- $.648/pound
Maturities through                                   June 2006

Interest Rate: The Company is also exposed to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At June 25, 2005, 83% of the Company's debt carried interest rates that were periodically adjustable to the LIBOR rate, and 17% carried interest at fixed rates. Based on debt outstanding at the end of fiscal 2005, a hypothetical increase in interest rates of 100 basis points would increase the Company's interest expense by approximately $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

ITEM                                                                        Page
----                                                                        ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:
   Report of Independent Registered Public Accounting Firm...............    26
   Consolidated Statements of Operations, Accumulated Earnings/(Deficit),
      and Comprehensive Income for the years ended June 25, 2005 and
      June 26, 2004, and the periods August 19, 2002 to June 28, 2003
      and June 30, 2002 to August 18, 2002...............................    27
   Consolidated Balance Sheets at June 25, 2005 and June 26, 2004........    28
   Consolidated Statements of Cash Flows for the years ended
      June 25, 2005 and June 26, 2004, and the periods August 19, 2002
      to June 28, 2003 and June 30, 2002 to August 18, 2002...............   29
   Notes to Consolidated Financial Statements.............................   30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Birds Eye Foods, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Birds Eye Foods, Inc. and subsidiaries as of June 25, 2005 and June 26, 2004 (Successor Company), and the related consolidated statements of operations, accumulated earnings (deficit), and comprehensive income, and of cash flows for the years ended June 25, 2005 and June 26, 2004 (Successor Company), for the period from August 19, 2002 through June 28, 2003 (Successor Company), and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birds Eye Foods, Inc. and subsidiaries at June 25, 2005 and June 26, 2004 (Successor Company), and the results of their operations and their cash flows for the years ended June 25, 2005 and June 26, 2004 (Successor Company), for the period from August 19, 2002 through June 28, 2003 (Successor Company), and for the period from June 30, 2002 through August 18, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Rochester, New York
September 19, 2005

                              FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income
(Dollars in Thousands)

                                                                Fiscal Years Ended                Periods Ended
                                                              ---------------------   ------------------------------------
                                                              Successor   Successor       Successor          Predecessor
                                                               June 25,    June 26,   August 19, 2002 -    June 30, 2002 -
                                                                 2005        2004       June 28, 2003      August 18, 2002
                                                              ---------   ---------   -----------------    ---------------
Net sales                                                     $ 858,669   $ 843,398       $ 764,900           $  98,076
Cost of sales                                                  (677,706)   (652,863)       (585,239)            (75,441)
                                                              ---------   ---------       ---------           ---------
Gross profit                                                    180,963     190,535         179,661              22,635
Selling, administrative, and general expenses                  (120,565)   (112,208)       (105,606)            (15,084)
Asset impairment charge                                            (994)          0               0                   0
Restructuring                                                    (1,940)          0               0                   0
Other income                                                      3,288           0               0                   0
Income from Great Lakes Kraut Company, LLC                            0           0           1,770                 277
                                                              ---------   ---------       ---------           ---------
Operating income                                                 60,752      78,327          75,825               7,828
Loss on early extinguishment of debt                                  0      (4,018)              0                   0
Interest expense                                                (28,456)    (31,326)        (39,807)             (7,416)
                                                              ---------   ---------       ---------           ---------
Pretax income from continuing operations                         32,296      42,983          36,018                 412
Tax provision                                                   (12,139)    (15,438)        (14,426)               (169)
                                                              ---------   ---------       ---------           ---------
Income from continuing operations                                20,157      27,545          21,592                 243
Discontinued operations, net of taxes                            (1,552)      4,322            (836)               (158)
                                                              ---------   ---------       ---------           ---------
Net income                                                       18,605      31,867          20,756                  85
Accumulated earnings/(deficit) at beginning of period            52,623      20,756               0            (126,623)
                                                              ---------   ---------       ---------           ---------
Accumulated earnings/(deficit) at end of period               $  71,228   $  52,623       $  20,756           $(126,538)
                                                              =========   =========       =========           =========

Net income                                                    $  18,605   $  31,867       $  20,756           $      85
Other comprehensive income/(loss):
   Minimum pension liability adjustment, net of taxes            (3,021)       (490)        (11,257)                  0
   Unrealized (loss)/gain on hedging activity, net of taxes        (106)       (131)            348                   0
                                                              ---------   ---------       ---------           ---------
Comprehensive income                                          $  15,478   $  31,246       $   9,847           $      85
                                                              =========   =========       =========           =========

Accumulated other comprehensive loss at beginning of period   $ (11,530)  $ (10,909)      $       0           $    (367)
Minimum pension liability, net of taxes                          (3,021)       (490)        (11,257)                  0
Unrealized (loss)/gain on hedging activity, net of taxes           (106)       (131)            348                   0
                                                              ---------   ---------       ---------           ---------
Accumulated other comprehensive loss at end of period         $ (14,657)  $ (11,530)      $ (10,909)          $    (367)
                                                              =========   =========       =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except For Per Share Information)

                                     ASSETS

                                                                                    Successor   Successor
                                                                                     June 25,    June 26,
                                                                                       2005        2004
                                                                                    ---------   ---------
Current assets:
   Cash and cash equivalents                                                        $ 36,002    $ 72,887
   Accounts receivable trade, net of allowances for doubtful accounts of
      $1,123 and $993, respectively                                                   60,208      63,319
   Accounts receivable, other                                                          4,011       2,271
   Income taxes refundable                                                               269           0
   Inventories, net                                                                  196,287     181,083
   Current investment in CoBank                                                          383       1,477
   Prepaid manufacturing expense                                                      12,108      11,706
   Prepaid expenses and other current assets                                           9,696      11,327
   Held for sale assets                                                                5,497       6,848
   Current deferred tax asset                                                          5,276       9,047
                                                                                    --------    --------
         Total current assets                                                        329,737     359,965
Investment in CoBank                                                                     719       1,102
Property, plant, and equipment, net                                                  191,637     197,845
Goodwill                                                                              45,101      35,586
Trademarks and other intangible assets, net                                          222,496     164,123
Other assets                                                                          14,834      20,266
Note receivable due from Pro-Fac Cooperative, Inc.                                         0       1,086
                                                                                    --------    --------
         Total assets                                                               $804,524    $779,973
                                                                                    ========    ========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Current portion of obligations under capital leases                              $    865    $    851
   Current portion of long-term debt                                                   2,700       2,700
   Current portion of Termination and Transitional Service Agreements
      with Pro-Fac Cooperative, Inc.                                                   9,455       9,220
   Accounts payable                                                                   78,597      76,696
   Income taxes payable                                                                    0       1,241
   Accrued interest                                                                    2,144       1,153
   Accrued employee compensation                                                       7,296      10,029
   Other accrued liabilities                                                          44,334      38,689
   Held for sale liabilities                                                           2,014           0
   Growers payable due to Pro-Fac Cooperative, Inc.                                    8,395       7,783
                                                                                    --------    --------
         Total current liabilities                                                   155,800     148,362
Obligations under capital leases                                                       2,373       3,028
Long-term debt                                                                       298,548     301,592
Long-term portion of Termination Agreement with Pro-Fac
   Cooperative, Inc.                                                                   8,836      16,830
Other non-current liabilities                                                         67,228      59,943
Non-current deferred tax liability                                                    12,353       6,371
                                                                                    --------    --------
         Total liabilities                                                           545,138     536,126
                                                                                    --------    --------
Commitments and Contingencies (Note 7)
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares authorized, issued and outstanding          0           0
   Additional paid-in capital                                                        202,815     202,754
   Accumulated earnings                                                               71,228      52,623
   Accumulated other comprehensive income/(loss):
      Unrealized gain on hedging activity, net of taxes                                  111         217
      Minimum pension liability, net of taxes                                        (14,768)    (11,747)
                                                                                    ---------   --------
         Total shareholder's equity                                                  259,386     243,847
                                                                                    --------    --------
         Total liabilities and shareholder's equity                                 $804,524    $779,973
                                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                    Fiscal Years Ended               Periods Ended
                                                                  ---------------------   -----------------------------------
                                                                  Successor   Successor       Successor         Predecessor
                                                                   June 25,    June 26,   August 19, 2002 -   June 30, 2002 -
                                                                     2005        2004       June 28, 2003     August 18, 2002
                                                                  ---------   ---------   -----------------   ---------------
Cash Flows from Operating Activities:
   Net income                                                     $ 18,605    $  31,867       $  20,756          $     85
   Adjustments to reconcile net income to net cash
      provided by/(used in) operating activities --
      Asset impairment charge                                          994            0               0                 0
      Other income                                                  (3,288)           0               0                 0
      Asset impairment charge within discontinued operations         2,508            0               0                 0
      Amortization of certain intangible assets                      3,098        1,798           2,262               144
      Depreciation                                                  22,065       22,663          22,129             3,833
      Amortization of debt issue costs, amendment costs, debt
         discounts and premiums, and interest in-kind                6,985        7,330           9,197             1,201
      Gain on sale of Freshlike canned vegetable business
         within discontinued operations                                  0       (6,263)              0                 0
      (Gain)/loss on sale of property, plant and equipment            (348)         217               0                 0
      Loss on early extinguishment of debt                               0        4,018               0                 0
      Equity in undistributed earnings of Great Lakes Kraut
         Company, LLC                                                    0            0          (1,109)             (277)
      Equity in undistributed earnings of CoBank                         0            0             (29)                0
      Transitional Service Agreement with Pro-Fac
         Cooperative, Inc.                                             (70)        (525)           (455)                0
      Provision for deferred taxes                                  11,204       16,703          13,481                 0
      Provision for losses on accounts receivable                      265          298             570                 0
   Change in assets and liabilities:
      Accounts receivable                                            4,162       (5,892)         13,541             1,818
      Inventories and prepaid manufacturing expense                (12,533)      17,365         106,699           (33,170)
      Income taxes payable/refundable                                 (918)       1,648          (1,211)              (75)
      Accounts payable and other accrued expenses                    4,323        6,937         (10,877)          (10,972)
      Due to/from Pro-Fac Cooperative, Inc., net                       698         (721)        (13,433)            8,649
      Other assets and liabilities, net                              5,409        7,522          (7,623)              909
                                                                  --------    ---------       ---------          --------
Net cash provided by/(used in) operating activities                 63,159      104,965         153,898           (27,855)
                                                                  --------    ---------       ---------          --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                      (16,524)     (24,859)        (13,390)           (2,187)
   Proceeds from disposals                                           2,155       24,829          27,349                 0
   Proceeds from note receivable                                         0            0           4,978                 0
   Proceeds/(issuance) of note receivable to Pro-Fac
      Cooperative, Inc.                                              1,000         (300)           (700)                0
   Acquisition of California & Washington Company                  (74,290)           0               0                 0
   Acquisition of Edwards Distributing                                (410)           0               0                 0
   Proceeds from investment in CoBank                                1,477        2,923           3,053             1,115
   Repayments from/(advances to) Great Lakes Kraut Company, LLC          0            0           6,285            (1,512)
   Disposition of investment in Great Lakes Kraut Company, LLC           0            0          13,900                 0
                                                                  --------    ---------       ---------          --------
Net cash (used in)/provided by investing activities                (86,592)       2,593          41,475            (2,584)
                                                                  --------    ---------       ---------          --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                              0            0         270,000                 0
   Birds Eye Holdings, Inc. investment, net                             61        1,064         175,590                 0
   Payments on Subordinated Promissory Note                              0            0         (25,000)                0
   Net (payments)/proceeds on prior revolving credit facility            0            0         (22,000)           22,000
   Payments on long-term debt                                       (2,700)    (169,636)       (402,488)             (292)
   Payment of premium and fees on early extinguishment of debt           0       (8,937)              0                 0
   Payments on Termination Agreement and other payments to
      Pro-Fac Cooperative, Inc.                                    (10,000)     (10,000)        (12,118)                0
   Payments on capital leases                                         (813)        (918)           (775)              (38)
   Cash paid for debt issuance costs                                     0            0         (24,743)                0
   Cash paid for transaction fees                                        0            0          (6,000)                0
                                                                  --------    ---------       ---------          --------
Net cash (used in)/provided by financing activities                (13,452)    (188,427)        (47,534)           21,670
                                                                  --------    ---------       ---------          --------
Net change in cash and cash equivalents                            (36,885)     (80,869)        147,839            (8,769)
Cash and cash equivalents at beginning of period                    72,887      153,756           5,917            14,686
                                                                  --------    ---------       ---------          --------
Cash and cash equivalents at end of period                        $ 36,002    $  72,887       $ 153,756          $  5,917
                                                                  ========    =========       =========          ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest, net of amounts capitalized                        $ 20,210    $  27,289       $  36,284          $  3,770
                                                                  ========    =========       =========          ========
      Income taxes paid, net                                      $    893    $      74       $   3,906          $    134
                                                                  ========    =========       =========          ========
Supplemental schedule of non-cash operating, investing and
   financing activities:
   Capital lease obligations incurred                             $    246    $   4,177       $      49          $      0
                                                                  ========    =========       =========          ========
   Birds Eye Holdings, Inc. investment                            $      0    $       0       $  32,100          $      0
                                                                  ========    =========       =========          ========
   Property, plant and equipment purchases included in accounts
      payable                                                     $  1,750    $   1,153       $   1,615          $    830
                                                                  ========    =========       =========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has three primary segments in which it markets its products, they include: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities, excluding one in Mexico, are within the United States. On August 23, 2005, the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding this transaction.

The Change in Control (the "Transaction"): On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its co-investors indirectly acquired control of the Company. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the August 19, 2002 Transaction.

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

Reclassification: Prior year information is reclassified whenever necessary to conform with the current year's presentation. Net cash provided by operating activities and net cash provided by investing activities in the accompanying Consolidated Statements of Cash Flows have been adjusted by $0.5 million and $0.8 million in fiscal 2004 and 2003, respectively, to reflect non-cash property, plant and equipment purchases.

Fiscal Year: The fiscal year of Birds Eye Foods ends on the last Saturday in June. Fiscal 2005, 2004 and 2003 comprised 52 weeks.

New Accounting Pronouncements: In June 2005, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not anticipate that the adoption of EITF No. 05-6 will have a material effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 had no impact on the Company's consolidated financial statements for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

In November 2004, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." This EITF Issue provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The guidance contained in EITF 03-13 did not have a material effect on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 151 will have on its consolidated financial statements.

In May 2004, the FASB issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company is currently evaluating these regulations; however, based on the current design of the Company's postretirement benefit plans, the implementation of FSP 106-2 is not expected to have a material effect on the Company's consolidated financial statements. See further disclosure at NOTE 12 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and post retirement benefits.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical information. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.1 million and $1.0 million at June 25, 2005 and at June 26, 2004, respectively.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 25, 2005 and June 26, 2004 were $6.4 million and $4.1 million, respectively.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over the next three-year period.

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

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 1 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features. Amortization related to capital leases is included within depreciation expense.

Assets held for sale are separately classified on the consolidated balance sheet. The recorded value represents estimated fair value less costs to sell. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding assets held for sale.

Goodwill: Goodwill includes the cost in excess of the fair value of net identifiable assets acquired in purchase transactions. Goodwill is not amortized, but instead tested annually for impairment. See NOTE 8 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding goodwill.

Other Intangible Assets: Other intangible assets include customer relationships, non-competition agreements, employment contracts, trademarks, and a trademark royalty agreement. Trademarks have been deemed to have an indefinite life and are, therefore, not amortized. Other intangible assets are amortized on a straight-line basis over 3 months to 36 years. See NOTE 8 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding intangible assets.

Impairment of Long-Lived Assets Including Goodwill: The Company reviews its long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition, this indicates that a long-lived asset may be impaired. When an impairment is indicated, the estimated future cash flows are then discounted, or another appropriate fair value methodology is utilized, to determine the estimated fair value of the asset and an impairment charge, if any, is recorded for the difference between the carrying value and the fair value of the asset.

The determination of the fair value and any subsequent impairment of the Company's remaining long-lived assets require management to make estimates and assumptions that may affect its consolidated financial statements.

Carrying values of goodwill and intangible assets with indefinite lives (trademarks) are reviewed at least annually, for possible impairment in accordance with SFAS No. 142, "Accounting for Goodwill." The Company's impairment review is based on a discounted cash flow approach that requires judgment with respect to future volume, revenue and expense growth rates and the selection of the appropriate discount rate. The Company uses estimates based on expected trends in making these assumptions. An impairment charge would be recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors or competitive activities may signal that an asset has become impaired. See NOTES 5 and 8 to the "Notes to Consolidated Financial Statements" for additional disclosures.

Derivative Financial Instruments: The Company does not engage in speculative derivatives. Derivative financial instruments are utilized to hedge commodity price risk and foreign currency related risk and are not held for trading purposes. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's hedging activities.

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The accrual for promotional activities at June 25, 2005 and June 26, 2004 was $17.3 million and $11.7 million, respectively.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding tax matters.

Casualty Insurance: The Company is primarily self-insured for workers compensation and automobile liability. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 25, 2005 and June 26, 2004 was $8.1 million and $7.2 million, respectively.

Pension and Postretirement Benefits other than Pensions: The Company and its subsidiaries have several pension plans and participate in various union pension plans. In addition, the Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees of the Company. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 12 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and postretirement benefits.

Additional Paid-In Capital: The change in additional paid-in capital results from Holdings LLC and Holdings Inc. investment in the Company. In fiscal 2005, Holdings LLC issued approximately $71 thousand and redeemed approximately $10 thousand in common units. In fiscal 2004, Holdings LLC issued approximately $1.2 million and redeemed approximately $0.1 million in common units. In addition, Holdings LLC earns minor amounts of interest income.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, sales allowances and promotions.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to earnings in the year first aired. The costs of other advertising and marketing programs are expensed when incurred. Advertising expense incurred in fiscal year 2005, 2004, and 2003, amounted to approximately $23.9 million, $17.5 million, and $29.0 million, respectively.

Research and Development: Research and development costs are expensed as incurred. The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $4.3 million in both fiscal 2005 and 2004, and $3.0 million in fiscal 2003.

Income from Great Lakes Kraut Company, LLC: Represents equity earnings from the investment in Great Lakes Kraut Company, LLC, a former joint venture formed between Birds Eye Foods and Flanagan Brothers, Inc. that terminated on March 2, 2003.

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

Comprehensive Income: Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income. The Company includes adjustments for minimum pension liabilities and unrealized gains and losses on hedging transactions in other comprehensive income. The income taxes related to the Company's minimum pension liabilities and unrealized gains and losses on hedging transactions in fiscal year 2005, 2004, and 2003, amounted to approximately $1.7 million, $0.4 million, and $6.3 million, respectively, in other comprehensive income.

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents and Accounts Receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $1.1 million at June 25, 2005. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding long-term debt.

NOTE 2. THE TRANSACTION

On June 20, 2002, Pro-Fac Cooperative, Inc., a New York agricultural cooperative, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, entered into the Unit Purchase Agreement. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." On August 19, 2002, pursuant to the Unit Purchase Agreement:

(i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds

Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at August 19, 2002; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owned 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof -- Vestar -- to two votes for each Class A common unit held. All other Holdings LLC common units, which are held by management and members of the Board, entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

(iii) Immediately following Pro-Fac's contribution of its Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares valued at $32.1 million to Birds Eye Holdings Inc., ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

(iv) As part of the Transaction, executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire, with a combination of cash and promissory notes issued to Holdings LLC, an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Additional units have been issued subsequent to the Closing Date. As of June 25, 2005, an additional $0.3 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued. The management investors, together with Vestar and Pro-Fac are parties to a Securityholders Agreement and a Limited Liability Company Agreement, which are described in Part III, Item 13 of this Report under the heading "Certain Relationships and Related Transactions - Certain Agreements Relating to the Transaction."

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

Holdings Inc. has "pushed down" its purchase accounting to Birds Eye Foods. In accordance with generally accepted accounting principles, the excess investment made by Holdings Inc. over the fair value of the identifiable assets and liabilities of the Company as of the Closing Date was approximately $46.5 million. See NOTE 8 to the "Notes to Consolidated Financial Statements" for further discussion of goodwill and intangible assets. The allocation of the investment was as follows:

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
                                =========

(1) Includes $169 million of cash invested by Holdings LLC in Holdings Inc., and pushed down to Birds Eye Foods.

As of August 19, 2002, management formulated a plan to exit certain portions of its business. In connection with the Transaction, management determined that approximately 171 employees would be terminated and announced the benefit arrangements to those employees. These activities surrounded the Company's decision to exit the popcorn and applesauce businesses and to relocate its marketing function to Rochester, New York. As a result, approximately $2.0 million in severance costs and other related exit costs were accrued for in purchase accounting in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As of June 25, 2005, $1.8 million of this reserve has been liquidated and $0.2 million was adjusted as a reduction in severance to reflect a change in estimate.

In February 2003, also in connection with the Transaction, the Company announced that it would be closing and downsizing several vegetable processing facilities and consolidating production over 4 to 15 months to create more efficient facilities. The announcement was in furtherance of the final formulation of the exit plan. The facilities impacted included those in Barker, New York; Bridgeville, Delaware; Green Bay, Wisconsin; Oxnard, California; Uvalde, Texas, the fresh production operation at Montezuma, Georgia; Lawton, Michigan; and Fond du Lac, Wisconsin. See NOTE 5 to the "Notes to Consolidated Financial Statements" for further disclosure relating to sales of these facilities and businesses. In connection with these closings, 309 full-time production employees were notified of their termination and benefit arrangements. Additional costs to complete the exit plan included facility closure costs, lease penalties, and contractual cancellation and termination fees. The following table reflects the amount recorded as a liability for the exit plan to close these facilities as well as amounts liquidated as of June 25, 2005. Adjustments to this liability reflect changes in estimates and the result of further negotiations completed by management:

(Dollars in Millions)

                            Contractual      Severance
                           Penalties and        and
                            Other Costs    Related Costs
                           -------------   -------------
Initial liability              $ 6.2           $ 2.3
Payments                        (5.4)           (1.8)
Adjustments                     (0.8)           (0.5)
                               -----           -----
Balance at June 25, 2005       $ 0.0           $ 0.0
                               =====           =====

Pro forma information in relation to the August 19, 2002 Transaction is included within the pro forma information presented for the Acquisition of California & Washington Company. See further disclosure at NOTE 4 to the "Notes to Consolidated Financial Statements."

NOTE 3. RELATED PARTY TRANSACTIONS

In connection with the August 19, 2002 Transaction, Birds Eye Foods entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $18.3 million as of June 25, 2005 and $26.0 million as of June 26, 2004.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay the commercial market value ("CMV") for crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac for an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts paid by Birds Eye Foods to Pro-Fac for the CMV of crops supplied for the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003 were $46.7 million, $48.8 million and $56.8 million, respectively.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods will provide Pro-Fac with services, if requested, related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. After August 19, 2005 the aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement. The Company does not expect to pay any such shortfall payments.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Birds Eye Holdings Inc., ("Holdings Inc."). Prior to August 19, 2005, in the event Birds Eye Foods terminated the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction, Birds Eye Foods was required to pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, before August 19, 2005, Birds Eye Foods sold one or more portions of its business, and if the purchaser did not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure would have been taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After August 19, 2005, Birds Eye Foods may terminate the Amended and Restated Marketing Agreement as a result of a change in control without the payment of any termination fee. Also, after August 19, 2005, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to the sold business are disregarded for purposes of determining shortfall payments. As of August 19, 2005, Birds Eye Foods did not trigger any of the events that would require a termination fee or shortfall payment.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods generally provided such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services provided to Pro-Fac has been estimated at approximately $1.1 million. This obligation was reduced on a straight-line basis over the term of the agreement and as services were provided. The amount of the obligation outstanding under the Transitional Services Agreement was $0 as of June 25, 2005 and $0.1 million as of June 26, 2004. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac was also an employee of Birds Eye Foods from August 19, 2002 through August 19, 2004; during such time, he reported to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement were employees of Birds Eye Foods and reported to the chief executive officer or other representatives of Birds Eye Foods. The Transitional Services Agreement terminated on August 19, 2004.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac borrows and repays periodically based on its cash flow requirements. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. The amount of the obligation outstanding under this Credit Agreement was $0 and $1.1 million as of June 25, 2005 and June 26, 2004, respectively.

(v) Management Agreement. Birds Eye Foods, Holdings, Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings, Inc. and Birds Eye Foods. In consideration for such services, Holdings, Inc. and Birds Eye Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million or 0.7 percent of Birds Eye Foods' earnings, before interest, tax, depreciation and amortization. The management fee paid by Birds Eye Foods to Vestar Capital Partners was $1.0 million in fiscal 2005 and 2004, and $0.9 million for the period August 19, 2002 to June 28, 2003.

The Management Agreement does not include investment banking or other financial advisory services in connection with acquisitions, divestitures, refinancings, or restructurings. In fiscal 2005, Birds Eye Foods paid $0.5 million to Vestar Capital Partners for services rendered by Vestar in relation to Birds Eye Foods, Inc.'s acquisition of California and Washington Company. In addition, on the closing of the August 19, 2002 Transaction, Birds Eye Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the August 19, 2002 Transaction.

NOTE 4. ACQUISITIONS

On September 23, 2004, Birds Eye Foods acquired the California & Washington Company ("C&W"), a San Francisco-based marketer of frozen vegetables and fruits, by acquiring all of the outstanding common stock of C&W (the "Acquisition") for an aggregate purchase price of approximately $74.3 million, including direct costs.

C&W is the premier marketer of branded frozen vegetables and fruits in the Western United States, with the number one branded market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition strengthens its competitive position by expanding its presence in the Western United States. Annual net sales of C&W are approximately $40.0 million.

The Acquisition was accounted for under the purchase method of accounting and in accordance with SFAS No. 141, "Business Combinations". Under purchase accounting, the Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. Each were recorded at their respective fair values. The final allocation of purchase price is presented in the financial statements and is based on management's estimates of fair value derived from independent valuations and other studies which provided the basis for such estimates. The goodwill associated with this transaction is deductible for tax purposes.

In accordance with generally accepted accounting principles, the excess of cost of C&W over the fair value of the identifiable assets and liabilities of the C&W as of the final allocation of purchase price was approximately $9.8 million. See
NOTE 8 to the "Notes to Consolidated Financial Statements" for further discussion of goodwill and intangible assets. The allocation was as follows:

(Dollars in Thousands)

                                             Amount
                                            -------
Accounts receivable                         $ 3,437
Inventories                                   3,336
Prepaid expenses and other current assets        52
Property, plant and equipment                    22
Goodwill                                      9,750
Trademarks and other intangibles             61,070
Accounts payable                             (1,696)
Accrued employee compensation                  (276)
Other accrued liabilities                    (1,405)
                                            -------
   Total allocation                         $74,290
                                            =======

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations for the year ended June 25, 2005. The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition and August 19, 2002 Transaction had occurred at the beginning of the periods presented:

(Dollars in Thousands)

                                           Fiscal Year Ended
                                    ------------------------------
                                    June 25,   June 26,    June 28
                                      2005       2004      2003(1)
                                    --------   --------   --------
Net sales                           $865,227   $882,368   $897,115
Income from continuing operations     19,964     29,960     24,100
Net income                            18,412     34,282     23,106

     (1) Includes pro forma information for the August 19, 2002 Transaction for the period June 30, 2002 through August 18, 2002. See NOTE 2 to the "Notes to Consolidated Financial Statements" for further discussion of the August 19, 2002 Transaction.

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes and amortization. These results do not purport to be indicative of the results of operations which actually would have resulted had the August 19, 2002 Transaction and Acquisition occurred at the beginning of the 2003 fiscal year, or of the future operations of the Company.

In June 2005, Birds Eye Foods acquired Edwards Distributing, Inc., a distributor of snack food products for $0.4 million. This acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."

NOTE 5. DISCONTINUED OPERATIONS AND HELD FOR SALE ASSETS AND LIABILITIES

Discontinued Operations: On August 23, 2005, Birds Eye Foods entered into and completed the transactions under a Stock Purchase Agreement (the "Sale Agreement") with Congelados Don Jose S.P.R. de R.L. ("CDJ") pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of Birds Eye de Mexico, S.A. de C.V. ("BEMSA"), a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. The transactions did not impact products carrying the Birds Eye brand name or any other brand names of the Company.

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction. The Freshlike canned vegetable business was previously reported in the branded dry segment.

In fiscal 2003, the Company sold its popcorn, applesauce, and Veg-All operations previously reported in the branded dry and non-branded segments. No gains or losses were recognized as a result of these dispositions.

The businesses described above are presented as discontinued operations and their operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income for all prior periods have been reclassified to reflect the discontinuance of these operations.

The operating results of those businesses classified as discontinued operations in the Consolidated Statement of Operations are summarized as follows:

(Dollars in Thousands)

                                               Fiscal Years Ended               Periods Ended
                                             ---------------------   -----------------------------------
                                             Successor   Successor       Successor         Predecessor
                                              June 25,    June 26,   August 19, 2002 -   June 30, 2002 -
                                                2005        2004       June 28, 2003     August 18, 2002
                                             ---------   ---------   -----------------   ---------------
Net sales                                     $     0     $11,694         $45,833            $5,651
                                              =======     =======         =======            ======
Income before income taxes                    $     0     $   809         $   239            $ (268)
(Asset impairment charge)/gain on disposal     (2,508)      6,263               0                 0
Income tax benefit/(provision)                    956      (2,750)         (1,075)              110
                                              -------     -------         -------            ------
Discontinued operations, net of tax           $(1,552)    $ 4,322         $  (836)           $ (158)
                                              =======     =======         =======            ======

Held for Sale Assets and Liabilities: Having met the criteria outlined in SFAS No. 144, certain land in Sodus, Michigan is classified as an asset held for sale on the Company's Consolidated Balance Sheet as of June 25, 2005.

As of June 25, 2005, the Company had committed to a plan to sell its BEMSA subsidiary and all of the operating assets located at the Celaya, Mexico plant. As outlined above, this transaction was completed on August 23, 2005. In connection with this plan, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax). This amount is included as a component of discontinued operations in the fiscal 2005 Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income. Approximately $0.2 million of the impairment charge will result in future cash expenditures. In addition, the assumed liabilities were classified as liabilities held for sale as of June 25, 2005.

The major classes of assets included in the Consolidated Balance Sheets as assets held for sale at estimated fair value less costs to sell and held for sale liabilities are as follows:

(Dollars in Thousands)

                                            Successor   Successor
                                             June 25,    June 26,
                                               2005        2004
                                            ---------   ---------
Assets held for sale:
Accounts receivable trade                    $   379      $    0
Accounts receivable, other                         4           0
Inventories                                      369           0
Prepaid expenses and other current assets        670           0
Property, plant and equipment, net             4,034       6,848
Other assets                                      41           0
                                             -------      ------
   Total assets held for sale                $ 5,497      $6,848
                                             =======      ======
Held for sale liabilities:
Accounts payable                             $  (744)     $    0
Income taxes payable                            (308)          0
Accrued employee compensation                   (716)          0
Other accrued liabilities                       (246)          0
                                             -------      ------
   Total held for sale liabilities           $(2,014)     $    0
                                             =======      ======

During fiscal 2005, the Company sold the following facilities which had previously been recorded as held for sale as a result of downsizing efforts:
(a) on June 9, 2005, the Company sold its facility located in Cincinnati, Ohio for $0.4 million and recognized a gain on disposal of $0.1 million; (b) on April 29, 2005, the Company sold its facility located in Enumclaw, Washington for $1.2 million and recognized a loss on disposal of $25,000; (c) on January 25, 2005, the Company sold its facility located in Barker, New York for $0.4 million and recognized a gain on disposal of $0.2 million; and (d) on August 27, 2004, the Company sold its facility located in Alton, New York for $0.1 million and recognized a gain on disposal of $16,000.

During fiscal 2004, the Company sold facilities, equipment and vacant land which had previously been recorded as held for sale as a result of consolidation efforts. The cash proceeds from these sales was $8.2 million. No gain or loss was recognized as a result of these dispositions as the decision to dispose was committed to in conjunction with the August 19, 2002 Transaction.

In accordance with SFAS No. 144, and during the quarter ended September 25, 2004, the Company reclassified the closed Green Bay, Wisconsin manufacturing facility, totaling $4.0 million, to assets held and used, as disposition of the location within one year was no longer likely. During the quarter ended December 25, 2004, the Company reclassified the Sodus, Michigan facility, totaling $0.8 million, to assets held and used, as disposition of this location within one year was no longer likely under SFAS No. 144.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $1.0 million within operating income to write-down the carrying value of the Green Bay manufacturing facility to fair value. Management estimated the fair value of this facility with the assistance of an appraisal.

NOTE 6. INVENTORIES

The major classes of inventories, net of inventory obsolescence reserves of $6.4 million and $4.1 million, as of June 25, 2005 and June 26, 2004, respectively, are as follows:

(Dollars in Thousands)

                             Successor   Successor
                              June 25,    June 26,
                                2005        2004
                             ---------   ---------
Finished goods                $175,432    $159,195
Raw materials and supplies      20,855      21,888
                              --------    --------
   Total inventories          $196,287    $181,083
                              ========    ========

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 25, 2005 and June 26, 2004:

(Dollars in Thousands)

                                             Successor                       Successor
                                              June 25,                       June 26,
                                                2005                           2004
                                   -----------------------------   ----------------------------
                                     Owned     Leased                Owned    Leased
                                    Assets     Assets     Total     Assets    Assets     Total
                                   --------   -------   --------   --------   ------   --------
Land                               $ 12,917   $     0   $ 12,917   $ 12,240   $    0   $ 12,240
Land improvements                     4,389         0      4,389      3,693        0      3,693
Buildings                            62,216         0     62,216     60,763      395     61,158
Machinery and equipment             157,954     4,749    162,703    148,534    4,632    153,166
Construction in progress              6,238         0      6,238      9,472        0      9,472
                                   --------   -------   --------   --------   ------   --------
                                    243,714     4,749    248,463    234,702    5,027    239,729
Less accumulated depreciation
   and amortization                 (55,468)   (1,358)   (56,826)   (40,937)    (947)   (41,884)
                                   --------   -------   --------   --------   ------   --------
Net                                $188,246   $ 3,391   $191,637   $193,765   $4,080   $197,845
                                   ========   =======   ========   ========   ======   ========
Obligations under capital leases              $ 3,238                         $3,879
Less current portion                             (865)                          (851)
                                              -------                         ------
Long-term portion                             $ 2,373                         $3,028
                                              =======                         ======

Interest capitalized in conjunction with construction amounted to approximately $0.2 million, $0.5 million, and $0.3 million, in fiscal 2005, 2004, and 2003, respectively.

The following is a schedule of future minimum lease payments primarily for warehouse, production and office facilities and equipment, together with the present value of the minimum lease payments related to capitalized leases, both as of June 25, 2005.

(Dollars in Thousands)

        Fiscal Year Ending Last           Capital   Operating   Total Future
            Saturday In June               Leases     Leases     Commitment
---------------------------------------   -------   ---------   ------------
                2006                       $  990    $10,902       $11,892
                2007                          896      9,245        10,141
                2008                          790      8,262         9,052
                2009                          758      5,925         6,683
                2010                           66      5,145         5,211
             Later years                        0      9,057         9,057
                                           ------    -------       -------
Net minimum lease payments                  3,500    $48,536       $52,036
                                                     =======       =======
Less amount representing interest            (262)
                                           ------
Present value of minimum lease payments    $3,238
                                           ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $10.3 million, $9.6 million and $11.8 million for fiscal years 2005, 2004, and 2003, respectively.

NOTE 8. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

During the quarter ended June 25, 2005 and the quarter ended June 26, 2004, the Company performed an annual impairment test as required by SFAS No. 142. The fair value of the Company's reporting units was determined and was compared to their carrying value, indicating that no impairment exists.

A summary of changes in the Company's goodwill during fiscal 2005 by business segment is outlined as follows:

(Dollars in Thousands)

                 Successor                                      Acquisition of      Successor
                  June 26,                    Acquisition          Edwards           June 25,
                    2004     Adjustments(1)    of C&W(2)    Distributing, Inc.(3)      2005
                 ---------   --------------   -----------   ---------------------   ---------
Branded frozen    $26,736        $(232)          $9,750              $ 0             $36,254
Branded dry         8,850          (19)               0               16               8,847
                  -------        -----           ------              ---             -------
Total             $35,586        $(251)          $9,750              $16             $45,101
                  =======        =====           ======              ===             =======

(1) Represents adjustments related to a reduction in contractual penalties and severance to reflect changes in estimates.

(2) Represents the amount of goodwill as a result of the allocation of purchase price from the acquisition of C&W. See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the C&W acquisition.

(3) Represents the amount of goodwill as a result of the allocation of purchase price from the acquisition of Edwards Distributing, Inc.

A summary of changes in the Company's goodwill during fiscal 2004 by business segment is outlined as follows:

(Dollars in Thousands)

                 Successor                     Disposition    Successor
                  June 28,                     of Freshlike    June 26,
                    2003     Adjustments(1)     Canned(2)        2004
                 ---------   --------------   -------------   ---------
Branded frozen    $27,760       $(1,024)          $   0        $26,736
Branded dry         9,290          (139)           (301)         8,850
                  -------       -------           -----        -------
Total             $37,050       $(1,163)          $(301)       $35,586
                  =======       =======           =====        =======

(1) Represents adjustments related to a reduction in contractual penalties and severance and related costs to reflect changes in estimates.

(2) Represents the amount of goodwill removed as a result of the disposition of the Freshlike canned vegetable business. See NOTE 5 to the "Notes to Consolidated Financial Statements" regarding the disposition of the Freshlike canned vegetable business.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over their estimated lives of 3 months to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized.

As a result of the acquisition of California & Washington Company, the following intangible assets and useful lives were recorded in fiscal 2005:

(Dollars in Thousands)

                                    Useful Life
                           Amount     (Years)
                          -------   -----------
Customer relationships    $27,800         36
Order backlog                 470       0.25
Employment agreements       1,600          5
Covenant not to compete       200          5
                          -------
Total                     $30,070
                          =======

Trademarks, which are not amortized, were increased by $31.0 million as a result of the acquisition of California & Washington Company.

As a result of the acquisition of Edwards Distributing, Inc. the following intangible assets and useful lives were recorded in fiscal 2005:

(Dollars in Thousands)

                                   Useful Life
                          Amount     (Years)
                          ------   -----------
Customer relationships     $300         25
Covenant not to compete     100          5
                           ----
Total                      $400
                           ====

These amounts assigned to the intangible assets of Edwards Distributing, Inc. were recorded at fair value based on a valuation and are being amortized over their estimated useful lives.

The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                        Successor                 Successor
                                         June 25,                  June 26,
                                           2005                      2004
                                 -----------------------   -----------------------
                                   Gross                     Gross
                                 Carrying    Accumulated   Carrying   Accumulated
                                  Amount    Amortization    Amount    Amortization
                                 --------   ------------   --------   ------------
Amortized intangible assets:
   Covenants not to compete      $    851     $  (430)     $    588     $  (298)
   Order backlog                      470        (470)            0           0
   Customer relationships          36,100      (3,135)        8,000      (1,667)
   Other                           12,006      (2,396)       10,406      (1,406)
                                 --------     -------      --------     -------
      Total                      $ 49,427     $(6,431)     $ 18,994     $(3,371)
                                 --------     -------      --------     -------
Unamortized intangible assets:
   Trademarks                     179,500                   148,500
                                 --------                  --------
      Total                      $228,927                  $167,494
                                 ========                  ========

The aggregate amortization expense associated with intangible assets was approximately $3.1 million for fiscal 2005, $1.8 million for fiscal 2004, $2.3 million for the successor period August 19, 2002 through June 28, 2003, and $0.1 million for the predecessor period June 30, 2002 through August 18, 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:


(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June

2006   $2,942
2007   $2,815
2008   $2,803
2009   $2,803
2010   $2,533

NOTE 9. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and certain commodity prices which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company has entered into derivative contracts.

Foreign Currency: The Company managed its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Company are denominated in Mexican pesos.

The Company has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 25, 2005, the Company had cash flow hedges for the Mexican peso with maturity dates ranging from July 2005 to June 2006 for 147 million pesos. The forward contracts hedged approximately 100 percent of the Company's planned intercompany sales.

At June 25, 2005, the fair value of the open contracts was an asset and the value of the after-tax gain of approximately $0.4 million was recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income are reclassified into cost of goods sold as the related product is sold. In fiscal 2005, a net loss of approximately $0.1 million related to all foreign currency contracts had been reclassified from other comprehensive income to cost of goods sold.

On August 23, 2005 the foreign currency forward contracts were transferred to the buyer in conjunction with the sale of the Company's wholly owned subsidiary, Birds Eye de Mexico, S.A. de C.V. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional disclosure regarding this transaction.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on June 7, 2005, which matures June 30, 2006. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. At June 25, 2005, the Company had open swaps hedging approximately 40 percent of its planned corrugated requirements. The fair value of the agreements is an after-tax loss of approximately $18,000 recorded in accumulated other comprehensive income in shareholder's equity.

The Company is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on February 11, 2005 designated as a cash flow hedge of its forecasted polyethylene purchases. The termination date for the agreement is June 30, 2006. The swap hedges approximately 80 percent of the Company's planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity.

NOTE 10. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                            Successor   Successor
                             June 25,    June 26,
                               2005        2004
                            ---------   ---------
Term Loan Facility           $250,159    $252,859
Senior Subordinated Notes      51,089      51,433
                             --------    --------
Total debt                    301,248     304,292
Less current portion           (2,700)     (2,700)
                             --------    --------
Total long-term debt         $298,548    $301,592
                             ========    ========

Bank Debt: In connection with the August 19, 2002 Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of
(i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. There were no borrowings on the Revolving Credit Facility as of June 25, 2005.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 25, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the base rate plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of June 25, 2005, the interest rate under the Term Loan Facility was approximately 5.85 percent. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow," as defined in the Senior Credit Agreement, be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The excess cash flow payment is based in part on the Company's operating income during the year less capital expenditures and cash interest. As of June 25, 2005 and June 26, 2004, there was no excess cash flow to be paid under the Term Loan facility. The amount of "excess cash flow" for the year ended June 28, 2003 was $13.1 million and was paid on September 26, 2003.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including, but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio ("Consolidated Leverage Ratio"), and a minimum EBITDA to interest expense ratio ("Interest Coverage Ratio"). The Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye Foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

Effective May 27, 2005, the Company negotiated an amendment to its Senior Credit Facility, which among other things, eliminates the Consolidated Senior Leverage Ratio financial covenant, defined as maximum average senior debt to EBITDA, and tightens the Consolidated Leverage Ratio for the periods ending March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 by 25 basis points. In addition, the amendment permits the use of revolving loans under the Revolving Credit Agreement to finance acquisitions if, after giving effect to the acquisition(s), the pro forma Consolidated Senior Leverage Ratio is less than or equal to 3.5 to 1.0.

During fiscal 2004, the Company negotiated an amendment to its Senior Credit Facility. The amendment provided the Company with the ability to repay $150.0 million of its Senior Subordinated Notes which occurred in November 2003. See "Senior Subordinated Notes -- 11 7/8 Percent (due 2008)" below. In addition, provided the satisfaction of certain conditions, the amendment permits repayment of the balance of the Senior Subordinated Notes prior to maturity.

Senior Subordinated Notes -- 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008.

As of June 25, 2005 and June 26, 2004, Birds Eye Foods had outstanding $50.0 million of its $200.00 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of an $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $1.1 million at June 25, 2005 is being amortized against interest expense over the remaining life of the outstanding Notes.

Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

The Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. Additionally, in order to facilitate the August 19,

2002 Transaction, Birds Eye Foods sought and obtained the consent of the holders of the Notes to amend or waive certain provisions in the indenture governing the Notes. The Company is in compliance with all covenants, restrictions, and requirements under the Notes.

Revolving Credit Facility: Borrowings under the short-term Revolving Credit Facility were as follows:

(Dollars in Thousands)

                                                     Fiscal Years Ended    Period Ended
                                                   ---------------------   ------------
                                                   Successor   Successor     Successor
                                                    June 25,    June 26,      June 28,
                                                      2005        2004          2003
                                                   ---------   ---------     ---------
Balance at fiscal year end                          $     0     $     0       $     0
Rate at fiscal year end                                0.0%        0.0%          0.0%
Maximum outstanding during the period               $82,100     $67,700       $29,100
Average amount outstanding during the period        $30,523     $10,800       $ 6,300
Weighted average interest rate during the period       4.2%        3.1%          4.7%

There were $24.0 million and $23.8 million in letters of credit outstanding under the Revolving Credit Facility as of June 25, 2005 and June 26, 2004, respectively.

Fair Value: The estimated fair value of long-term debt outstanding, including the current portion, was approximately $301.8 million and $305.9 million at June 25, 2005 and June 26, 2004, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

NOTE 11. TAXES ON INCOME

The tax (provision)/benefit on pretax income from continuing operations includes the following:

(Dollars in Thousands)

                        Fiscal Years Ended               Periods Ended
                      ---------------------   -----------------------------------
                      Successor   Successor       Successor         Predecessor
                       June 25,    June 26,   August 19, 2002 -   June 30, 2002 -
                         2005        2004       June 28, 2003     August 18, 2002
                      ---------   ---------   -----------------   ---------------
Federal --
   Current            $   (370)   $  1,486        $  3,998            $(2,546)
   Deferred             (8,473)    (14,821)        (17,130)             2,253
                      --------    --------        --------            -------
                        (8,843)    (13,335)        (13,132)              (293)
                      --------    --------        --------            -------
State and foreign --
   Current                 (32)        165             445               (284)
   Deferred             (3,264)     (2,268)         (1,739)               408
                      --------    --------        --------            -------
                        (3,296)     (2,103)         (1,294)               124
                      --------    --------        --------            -------
                      $(12,139)   $(15,438)       $(14,426)           $  (169)
                      ========    ========        ========            =======

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to pretax income from continuing operations is as follows:

                                        Fiscal Years Ended               Periods Ended
                                      ---------------------   -----------------------------------
                                      Successor   Successor       Successor         Predecessor
                                       June 25,    June 26,   August 19, 2002 -   June 30, 2002 -
                                         2005        2004       June 28, 2003     August 18, 2002
                                      ---------   ---------   -----------------   ---------------
Statutory federal rate                  35.0%       35.0%           35.0%              35.0%
State and foreign income taxes, net
   of federal income tax benefit         6.7%      (1.1)%          (1.3)%             (1.7)%
Meals and entertainment                  0.5%        0.3%            0.4%               3.3%
Adjustment of tax reserves             (2.7)%        0.2%          (0.4)%               0.0%
Change in valuation allowance            1.0%        6.0%            4.9%               0.0%
Other, net                             (2.9)%      (4.5)%            1.5%               4.4%
                                        ----        ----            ----               ----
   Effective Tax Rate                   37.6%       35.9%           40.1%              41.0%
                                        ====        ====            ====               ====

In fiscal 2004, and in both the successor and predecessor periods in 2003, the Company incurred a net state and foreign tax benefit that resulted from the generation of state and foreign net operating losses and state tax credits. A valuation allowance was established for these net operating losses and tax credits as the Company cannot assure that realization of the tax benefits are more likely than not to occur. In addition, in fiscal 2005, the Company decreased its contingency tax reserve resulting from the favorable resolution of uncertainties that existed in prior years. The contingency tax reserve at June 25, 2005 is immaterial.

Deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                          Successor   Successor
                                                           June 25,    June 26,
                                                             2005        2004
                                                          ---------   ---------
Liabilities --
   Depreciation                                           $(32,175)   $(32,841)
   Goodwill and other intangible assets                    (31,464)    (27,983)
   Prepaid manufacturing expense                            (4,613)     (4,554)
                                                          --------    --------
      Total deferred tax liabilities                       (68,252)    (65,378)
                                                          --------    --------
Assets --
   Inventories                                               4,293       8,195
   Credits and operating loss carryforwards                 35,012      37,835
   Insurance accruals                                        3,811       3,798
   Pension/OPEB accruals                                    24,593      20,256
   Termination Agreement with Pro-Fac Cooperative, Inc.      6,969      10,106
   Other                                                     5,706       6,737
                                                          --------    --------
      Total deferred tax assets                             80,384      86,927
                                                          --------    --------
   Net deferred tax assets                                  12,132      21,549
   Valuation allowance                                     (19,209)    (18,873)
                                                          --------    --------
      Total                                               $ (7,077)   $  2,676
                                                          ========    ========

The net deferred tax asset/(liability) is reflected on the Company's accompanying Consolidated Balance Sheets as follows:

(Dollars in Thousands)

                                     Successor   Successor
                                      June 25,    June 26,
                                        2005        2004
                                     ---------   ---------
Current deferred tax asset           $  5,276     $ 9,047
Non-current deferred tax liability    (12,353)     (6,371)
                                     --------     -------
   Total deferred taxes              $ (7,077)    $ 2,676
                                     ========     =======

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

As of June 25, 2005, the Company maintained a valuation allowance in the amount of $19.2 million. The valuation allowance was established for foreign and state net operating losses and state tax credits. As the Company cannot assure that realization of the net operating losses and credits is more likely than not to occur, a valuation allowance has been established.

As of June 25, 2005, the Company has a federal net operating loss carryforward of $29.3 million and federal credits of $3.0 million. The federal net operating loss carryforwards will expire on or before June 2025. The federal credit consists primarily of minimum tax credits. This credit will never expire. The Company utilized approximately $13.8 million of federal net operating loss carryforwards in fiscal 2005 to offset current taxable income. In addition to these federal carryforwards, the Company has varying state net operating loss carryforwards depending on whether it files on a combined or separate company basis by jurisdiction. The tax effect of these state net operating losses is $11.3 million. The expiration dates of the state net operating losses vary. Ultimately, all state net operating losses will expire on or before June 2025, if not utilized by the Company. The Company has state credits totaling $8.5 million of which $2.1 million expire on or before June 2019. The remaining $6.4 million in state credits will never expire. The Company's June 25, 2005 foreign net operating loss is $1.8 million. These foreign net operating losses expire on or before June 2012.

In conjunction with the August 19, 2002 Transaction, and effective on that date, the Company no longer files a consolidated return with Pro-Fac. However, the Company does file a consolidated return with Birds Eye Holdings Inc. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the August 19, 2002 Transaction.

NOTE 12. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company maintains the Master Hourly Pension Plan, which has primarily noncontributory defined-benefit schedules covering substantially all hourly employees.

In September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who `had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994. In December 2000, the Company adopted an additional SERP to provide additional retirement benefits to its former Chairman of the Board, President and Chief Executive Officer. See
NOTE 15, "Other Matters and Subsequent Event," to the "Notes to Consolidated Financial Statements" for additional disclosures.

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

The Company maintains the Southland Frozen Foods Plan, in which a small number of former union hourly employees have vested pension benefits.

The Company also participates in one union sponsored pension plan.
Contributions to these plans are paid when incurred and billed by the sponsoring union or plan. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for the plan. The Company estimates its withdrawal liability for this plan to be approximately $0.4 million.

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

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category at March 31, 2005 and March 31, 2004.

                               March 31,   March 31,
                                  2005        2004
                               ---------   ---------
Asset category:
   Cash and Cash Equivalents       3.0%       13.0%
   Fixed Income                   29.3        27.1
   Equity Securities              60.0        53.6
   Real Estate                     7.7         6.3
                                 -----       -----
     Total                       100.0%      100.0%
                                 =====       =====

The Company uses multiple investment funds and managers for investment of the assets of the plans. Oversight of the investment advisors is provided by an outside investment consulting firm and an Investment Committee comprised of Company's management. The investment performance and adherence to investment policy is reviewed quarterly by the Investment Committee. The investment objective for the plans is to maintain a well- diversified portfolio of assets using multiple managers and diversified asset classes and styles to optimize the long-term return on plan assets at a moderate level of risk.

The Company has established the following general target asset allocation mix for its plan investments.

               Target
               ------
Equities         60%
Fixed Income     35%
Real Estate       5%
                ---
   Total        100%
                ===

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's consolidated financial statements at June 25, 2005 and June 26, 2004:

(Dollars in Thousands)

                                                                  Pension Benefits
                                                              -----------------------
                                                                 Fiscal Years Ended
                                                              -----------------------
                                                              Successor     Successor
                                                               June 25,      June 26,
                                                                2005           2004
                                                              ---------     ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                   $135,605      $122,426
   Service cost                                                   4,453         4,976
   Interest cost                                                  7,923         7,849
   Plan participants' contributions                                  76            66
   Plan amendments                                                   87             0
   Actuarial loss                                                 2,153         9,855
   Benefits paid                                                 (9,075)       (9,567)
                                                               --------      --------
      Benefit obligation at end of period                       141,222       135,605
                                                               --------      --------

Change in plan assets:
   Fair value of plan assets at beginning of period              87,802        67,278
   Actual return on plan assets                                   3,421        15,257
   Employer contribution                                          1,930        14,768
   Plan participants' contributions                                  76            66
   Benefits paid                                                 (9,075)       (9,567)
                                                               --------      --------
      Fair value of plan assets at end of period                 84,154        87,802
                                                               --------      --------

   Plan funded status                                           (57,068)      (47,803)
   Unrecognized prior service cost                                   72            39
   Unrecognized net actuarial loss                               28,406        23,345
                                                               --------      --------
      Accrued benefit liability net of additional minimum
         pension liability                                     $(28,590)     $(24,419)
                                                               ========      ========

Amounts recognized in the balance sheet:
   Accrued benefit liability within other non-current
      liabilities                                              $(52,521)     $(43,683)
   Intangible asset                                                  72            39
   Accumulated other comprehensive loss - minimum pension
      liability (1)                                              23,859        19,225
                                                               --------      --------
      Net amount recognized                                    $(28,590)     $(24,419)
                                                               ========      ========

Amounts included in other comprehensive (loss)/income:
   Increase/(decrease) in intangible asset                     $     33      $     (6)
   Increase in additional minimum pension liability              (4,667)         (795)
                                                               --------      --------
      Total amounts included in other comprehensive
         (loss)/income                                         $ (4,634)     $   (801)
                                                               ========      ========

Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                           5.9 - 7.3%   6.0 - 7.3%
      Rate of compensation increase                           3.5 - 3.8%   3.5 - 3.8%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                           6.0 - 7.3%   6.6 - 7.3%
      Expected return on plan assets(2)                       8.0 - 8.5%   8.0 - 8.5%
      Rate of compensation increase                           3.5 - 3.8%   3.5 - 3.8%

The accumulated benefit obligation for all defined benefit pension plans was $136.7 million and $131.5 million at June 25, 2005 and June 26, 2004, respectively.

(1) The fair value of the Company's pension plan assets was below the accumulated benefit obligation at the plan's March measurement date in fiscal 2005 and fiscal 2004 by $23.9 million and $19.2 million, respectively. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the net of tax amount of $14.8 million and $11.7 million of accumulated other comprehensive loss as of June 25, 2005 and June 26, 2004, respectively, was included in shareholder's equity on the balance sheet.

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

Net periodic benefit cost in fiscal years 2005, 2004, and 2003 is comprised of the following:


(Dollars in Thousands)
                                                     Pension Benefits
                                                    Fiscal Years Ended
                                            ---------------------------------
                                            Successor   Successor   Successor
                                            June 25,     June 26,    June 28,
                                              2005         2004       2003
                                            ---------   ---------   ---------
Components of net periodic benefit cost:
   Service cost                              $ 4,453     $ 4,976     $ 4,007
   Interest cost                               7,923       7,849       7,683
   Expected return on plan assets             (7,170)     (6,422)     (6,621)
   Amortization of prior service cost             55           6          15
   Amortization of loss                          842         969          17
                                             -------     -------     -------
Net periodic benefit cost -- Company plans     6,103       7,378       5,101
Net periodic benefit cost -- union plans         821         523         670
                                             -------     -------     -------
Total periodic benefit cost                  $ 6,924     $ 7,901     $ 5,771
                                             =======     =======     =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                        Master Hourly               Master Salaried                Excess Benefit
                                         Pension Plan                Retirement Plan               Retirement Plan
                                      Fiscal Years Ended           Fiscal Years Ended            Fiscal Years Ended
                                ----------------------------  ----------------------------  ----------------------------
                                  Successor      Successor      Successor      Successor      Successor      Successor
                                June 25, 2005  June 26, 2004  June 25, 2005  June 26, 2004  June 25, 2005  June 26, 2004
                                -------------  -------------  -------------  -------------  -------------  -------------
Projected benefit obligation       $85,801        $83,842        $48,831        $46,177         $1,231         $1,060
Accumulated benefit obligation      82,240         81,087         47,906         44,885          1,170            987
Fair value of plan assets           54,995         57,447         28,917         30,105              0              0

                                   Supplemental Executive        Supplemental Executive        Southland Frozen Foods
                                    Retirement Plan No. 1      Retirement Agreement No. 2           Pension Plan
                                     Fiscal Years Ended            Fiscal Years Ended            Fiscal Years Ended
                                ----------------------------  ----------------------------  ----------------------------
                                   Successor     Successor      Successor      Successor      Successor      Successor
                                June 25, 2005  June 26, 2004  June 25, 2005  June 26, 2004  June 25, 2005  June 26, 2004
                                -------------  -------------  -------------  -------------  -------------  -------------
Projected benefit obligation        $1,974         $1,967         $3,078         $2,263          $307           $296
Accumulated benefit obligation       1,974          1,967          3,078          2,263           307            296
Fair value of plan assets                0              0              0              0           242            250

The Company expects to contribute $0.3 million in mandatory payments and $10.9 million in voluntary payments to its pension plans in fiscal 2006.

Expected pension benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years are as follows:


(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June
----------------------------------------

2006        $ 7,523
2007        $ 7,743
2008        $ 7,953
2009        $ 8,188
2010        $ 9,042
2011-2015   $50,613

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

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 25, 2005 and June 26, 2004.

(Dollars in Thousands)

                                                                  Other Benefits
                                                              ---------------------
                                                                Fiscal Years Ended
                                                              ---------------------
                                                              Successor   Successor
                                                              June 25,     June 26,
                                                                2005         2004
                                                              ---------   ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                   $ 3,467     $ 3,638
   Service cost                                                     43          49
   Interest cost                                                   197         226
   Actuarial loss/(gain)                                         1,262         (79)
   Benefits paid                                                  (460)       (367)
                                                               -------     -------
      Benefit obligation at end of period                        4,509       3,467
                                                               -------     -------

Change in plan assets:
   Fair value of assets at beginning of period                       0           0
   Employer contribution                                           460         367
   Benefits paid                                                  (460)       (367)
                                                               -------     -------
      Fair value of assets at end of period                          0           0
                                                               -------     -------

   Plan funded status                                           (4,509)     (3,467)
   Unrecognized prior service benefit                              (57)        (86)
   Unrecognized actuarial gain                                   1,201         (61)
                                                               -------     -------
      Accrued benefit liability                                 (3,365)     (3,614)

Amounts recognized in the balance sheet:
   Accrued benefit liability                                   $(3,365)    $(3,614)
                                                               =======     =======

Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                                5.9%        6.0%
      Rate of compensation increase                                3.8%        3.8%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                                6.0%        6.6%
      Expected return on plan assets                               N/A         N/A
      Rate of compensation increase                                3.8%        3.8%

(Dollars in Thousands)

                                                     Other Benefits
                                           ---------------------------------
                                                   Fiscal Years Ended
                                           ---------------------------------
                                           Successor   Successor   Successor
                                           June 25,     June 26,    June 28,
                                             2005        2004        2003
                                           ---------   ---------   ---------
Components of net periodic benefit cost:
   Service cost                               $ 43        $ 49        $ 43
   Interest cost                               197         226         266
   Amortization of prior service cost          (29)        (29)        (60)
                                              ----        ----        ----
   Net periodic benefit cost                  $211        $246        $249
                                              ====        ====        ====

For measurement purposes, an 11.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005. The rate was assumed to decrease gradually to 5.0 percent for 2013 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

(Dollars in Thousands)

                                                                1-Percentage      1-Percentage
                                                               Point Increase   Point Decrease
                                                               --------------   --------------
Effect on total of service and interest cost components for
   fiscal 2005                                                      $ 11             $ (11)
Effect on postretirement benefit obligation at June 25, 2005        $197             $(179)

The Company expects to make payments of approximately $0.5 million to its other postretirement benefit plans in fiscal year 2006.

The Company expects to make post retirement benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years as follows:

(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June

2006          $  480
2007          $  484
2008          $  502
2009          $  520
2010          $  497
2011 - 2015   $1,953

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

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2005, 2004 and 2003, the Company allocated approximately $1.2 million, $1.2 million and $1.3 million, respectively, in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintains a Non-Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The Company allocated $0.4 million, $0.3 million and $0.3 million during fiscal 2005, 2004, and 2003, respectively, in the form of matching contributions to this plan.

NOTE 13. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company has three primary segments in which it operates: branded frozen, branded dry, and non-branded.

The Company's branded frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Voila!, C&W, Freshlike and McKenzie's. The Company's branded dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley) and snacks (Tim's, Snyder of Berlin, and Husman). Birds Eye Foods also produces many products for the non-branded markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, chili products, fruit fillings and toppings and other canned products. The Company's food service/industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

One customer accounted for 17 percent and 15 percent of the Company's consolidated revenue in fiscal 2005 and fiscal 2004, respectively. In addition, this customer represented 23 percent and 22 percent of the branded frozen segment revenue in fiscal 2005 and fiscal 2004, respectively, and 12 percent and 11 percent of the branded dry and non-branded segments revenues in fiscal 2005. In addition, another customer represented 10 percent of the branded frozen segment revenue in fiscal 2005.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to segments and evaluates the performance of segments based upon reported segment income before interest expense and income taxes and certain other non-recurring items. The Company does not have any intersegment sales. The following table illustrates the Company's operating segment information:

(DOLLARS IN MILLIONS)

                                             Fiscal Year Ended                Periods Ended
                                           ---------------------   -----------------------------------
                                           Successor   Successor      Predecessor        Predecessor
                                            June 25,    June 26,   August 19, 2002 -   June 30, 2002 -
                                              2005        2004       June 28, 2003     August 18, 2002
                                           ---------   ---------   -----------------   ---------------
Net sales:
   Branded frozen                           $356.1      $334.0          $305.0             $35.8
   Branded dry                               203.4       202.4           180.5              22.4
   Non-branded                               299.2       307.0           279.4              39.9
                                            ------      ------          ------             -----
Total continuing segments                   $858.7      $843.4          $764.9             $98.1
                                            ======      ======          ======             =====
Operating income:
   Branded frozen                           $ 47.8      $ 57.7          $ 49.6             $ 4.7
   Branded dry                                31.5        34.7            37.4               4.5
   Non-branded                               (18.9)      (14.1)          (11.1)             (1.4)
   Asset impairment charge(1)                 (1.0)        0.0             0.0               0.0
   Restructuring(2)                           (1.9)        0.0             0.0               0.0
   Other income(3)                             3.3         0.0             0.0               0.0
                                            ------      ------          ------             -----
Operating income                              60.8        78.3            75.9               7.8
Loss on early extinguishment of debt           0.0        (4.0)            0.0               0.0
Interest expense                             (28.5)      (31.3)          (39.8)             (7.4)
                                            ------      ------          ------             -----
Pretax income from continuing operations    $ 32.3      $ 43.0          $ 36.1             $ 0.4
                                            ======      ======          ======             =====
Total assets:(5)
   Branded frozen                           $415.8      $325.1          $360.8
   Branded dry                                99.6       111.3           144.7
   Non-branded                               214.0       228.3           274.2
   Other(4)                                   69.6       108.5           116.2
                                            ------      ------          ------
      Continuing segments                    799.0       773.2           895.9
   Held for sale assets                        5.5         6.8            13.5
                                            ------      ------          ------
         Total                              $804.5      $780.0          $909.4
                                            ======      ======          ======

Depreciation expense:
   Branded frozen                           $  7.6      $  8.1          $  7.1             $ 1.1
   Branded dry                                 3.5         3.3             2.7               0.5
   Non-branded                                11.0        11.2            10.8               2.1
                                            ------      ------          ------             -----
      Continuing segments                     22.1        22.6            20.6               3.7
   Discontinued operations                     0.0         0.1             1.5               0.1
                                            ------      ------          ------             -----
         Total                              $ 22.1      $ 22.7          $ 22.1             $ 3.8
                                            ======      ======          ======             =====

Amortization expense:
   Branded frozen                           $  1.7      $  0.4          $  0.6             $ 0.0
   Branded dry                                 0.3         0.3             0.4               0.0
   Non-branded                                 1.1         1.1             1.3               0.1
                                            ------      ------          ------             -----
         Total continuing segments          $  3.1      $  1.8          $  2.3             $ 0.1
                                            ======      ======          ======             =====

Capital expenditures:(6)
   Branded frozen                           $  7.1      $ 10.7          $  4.8             $ 1.3
   Branded dry                                 0.9         1.9             3.7               0.2
   Non-branded                                 8.5        12.3             4.9               0.7
                                            ------      ------          ------             -----
         Total                              $ 16.5      $ 24.9          $ 13.4             $ 2.2
                                            ======      ======          ======             =====

(1) The asset impairment charge represents the adjustment of the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its branded canned vegetable business. This item is excluded from the Company's evaluation of segment performance. See NOTE 5 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Green Bay manufacturing facility.

(2) Represents restructuring charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 15 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(3) Represents other income not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 15 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the items included in other income.

(4) Includes corporate assets of the Company, primarily including cash, debt issuance costs and income taxes, not allocated to individual segments.

(5) Total assets are allocated to segments based upon methodologies developed by management. Such methodologies include a review of both production and net sales volume.

(6) Total capital expenditures are allocated to segments based upon methodologies developed by management. Such methodologies include a review of production volume.

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly-owned subsidiaries of the Company), and Pro-Fac (Pro-Fac files periodic reports under the Securities Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008. In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. Prior to the Transaction, the Company's obligations under the senior credit facilities with Harris Trust and Savings Bank were fully and unconditionally guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation. The covenants in the 11 7/8 percent Senior Subordinated Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                              Successor
                                                                       Statement of Operations
                                                                   Fiscal Year Ended June 25, 2005
                                                ---------------------------------------------------------------------
                                                 Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                        $ 837,906     $ 20,763        $    0       $      0      $ 858,669
Cost of sales                                     (661,854)     (15,852)            0              0       (677,706)
                                                 ---------     --------        ------       --------      ---------
Gross profit                                       176,052        4,911             0              0        180,963
Selling, administrative, and general expense      (117,322)      (3,243)            0              0       (120,565)
Asset impairment charge                               (994)           0             0              0           (994)
Restructuring                                       (1,940)           0             0              0         (1,940)
Other (expense)/income                             (25,700)      28,988             0              0          3,288
Income from subsidiaries                            28,076        2,582             0        (30,658)             0
                                                 ---------     --------        ------       --------      ---------
Operating income                                    58,172       33,238             0        (30,658)        60,752
Interest (expense)/income                          (39,298)       5,026         5,816              0        (28,456)
                                                 ---------     --------        ------       --------      ---------
Pretax income from continuing operations            18,874       38,264         5,816        (30,658)        32,296
Tax benefit/(provision)                              1,283      (13,422)            0              0        (12,139)
                                                 ---------     --------        ------       --------      ---------
Income from continuing operations                   20,157       24,842         5,816        (30,658)        20,157
Discontinued operations (net of a tax benefit
   of $956)                                         (1,552)         200             0           (200)        (1,552)
                                                 ---------     --------        ------       --------      ---------
Net income                                       $  18,605     $ 25,042        $5,816       $(30,858)     $  18,605
                                                 =========     ========        ======       ========      =========

                                                                                  Successor
                                                                                Balance Sheet
                                                                                June 25, 2005
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                           $ 35,549     $    453       $     0       $       0      $ 36,002
   Accounts receivable, net                              60,045        4,174             0               0        64,219
   Inventories --
      Finished goods                                    174,696          736             0               0       175,432
      Raw materials and supplies                         20,304          551             0               0        20,855
                                                       --------     --------       -------       ---------      --------
         Total inventories                              195,000        1,287             0               0       196,287

   Other current assets                                  30,017        6,131           967          (3,886)       33,229
                                                       --------     --------       -------       ---------      --------
         Total current assets                           320,611       12,045           967          (3,886)      329,737

   Property, plant and equipment, net                   169,809       21,828             0               0       191,637
   Investment in subsidiaries                           349,201       14,720             0        (363,921)            0
   Goodwill and other intangible assets, net             79,214      188,383             0               0       267,597
   Other assets                                          15,251       98,439        32,188        (130,325)       15,553
                                                       --------     --------       -------       ---------      --------
         Total assets                                  $934,086     $335,415       $33,155       $(498,132)     $804,524
                                                       ========     ========       =======       =========      ========
Liabilities and Shareholder's Equity
   Current portion of long-term debt                   $  2,700     $      0       $     0       $       0      $  2,700
   Current portion of Termination and Transitional
      Services Agreements with Pro-Fac
      Cooperative, Inc.                                   9,455            0             0               0         9,455
   Accounts payable                                      77,571        1,026             0               0        78,597
   Accrued interest                                       3,111            0             0            (967)        2,144
   Intercompany loans                                     2,904       (2,904)            0               0             0
   Other current liabilities                             59,296        6,527             0          (2,919)       62,904
                                                       --------     --------       -------       ---------      --------
         Total current liabilities                      155,037        4,649             0          (3,886)      155,800
   Long-term debt                                       330,736            0             0         (32,188)      298,548
   Long-term portion of Termination Agreement
      with Pro-Fac Cooperative, Inc.                      8,836            0             0               0         8,836
   Other non-current liabilities                        180,091            0             0         (98,137)       81,954
                                                       --------     --------       -------       ---------      --------
         Total liabilities                              674,700        4,649             0        (134,211)      545,138

   Shareholder's equity                                 259,386      330,766        33,155        (363,921)      259,386
                                                       --------     --------       -------       ---------      --------
         Total liabilities and shareholder's equity    $934,086     $335,415       $33,155       $(498,132)     $804,524
                                                       ========     ========       =======       =========      ========

                                                                                         Successor
                                                                                  Statement of Cash Flows
                                                                              Fiscal Year Ended June 25, 2005
                                                             -----------------------------------------------------------------
                                                              Birds Eye   Subsidiary  Non-Guarantor  Eliminating
                                                             Foods, Inc.  Guarantors   Subsidiaries    Entries    Consolidated
                                                             -----------  ----------  -------------  -----------  ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                                 $ 18,605     $ 25,042      $ 5,816      $(30,858)     $ 18,605
   Adjustments to reconcile net income to cash
      provided by operating activities --
         Asset impairment charge                                   994            0            0             0           994
         Other income                                           (3,288)           0            0             0        (3,288)
         Asset impairment charge within discontinued
            operations                                           1,199        1,309            0             0         2,508
         Depreciation                                           19,917        2,148            0             0        22,065
         Amortization of certain intangible assets               2,348          750            0             0         3,098
         Amortization of debt issue costs, amendment costs,
            and debt premiums                                    8,923            0       (1,938)            0         6,985
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                              (70)           0            0             0           (70)
         Gain on sale of property, plant and equipment            (347)          (1)           0             0          (348)
         Equity in undistributed earnings of subsidiaries       (3,208)        (860)           0         4,068             0
         Provision for deferred taxes                           11,204            0            0             0        11,204
         Provision for loss on accounts receivable                  85          180            0             0           265
         Change in working capital                               6,255       (5,114)           0             0         1,141
                                                              --------     --------      -------      --------      --------
Net cash provided by operating activities                       62,617       23,454        3,878       (26,790)       63,159
                                                              --------     --------      -------      --------      --------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                  (16,242)        (282)           0             0       (16,524)
   Proceeds from disposals                                       2,148            7            0             0         2,155
   Proceeds from note receivable to
      Pro-Fac Cooperative, Inc.                                  1,000            0            0             0         1,000
   Acquisition of California & Washington Company              (74,290)           0            0             0       (74,290)
   Acquisition of Edwards Distributing                            (410)           0            0             0          (410)
   Proceeds from investment in CoBank                            1,477            0            0             0         1,477
                                                              --------     --------      -------      --------      --------
   Net cash used in investing activities                       (86,317)        (275)           0             0       (86,592)
                                                              --------     --------      -------      --------      --------

Cash Flows From Financing Activities:
   Payments on long-term debt                                   (2,700)           0            0             0        (2,700)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                (10,000)           0            0             0       (10,000)
   Payments on capital leases                                     (813)           0            0             0          (813)
   Birds Eye Holdings, Inc. contribution, net                       61            0            0             0            61
   Dividends paid                                                    0      (22,912)      (3,878)       26,790             0
                                                              --------     --------      -------      --------      --------
Net cash used in financing activities                          (13,452)     (22,912)      (3,878)       26,790       (13,452)
                                                              --------     --------      -------      --------      --------

Net change in cash and cash equivalents                        (37,152)         267            0             0       (36,885)

Cash and cash equivalents at beginning of period                72,701          186            0             0        72,887
                                                              --------     --------      -------      --------      --------
Cash and cash equivalents at end of period                    $ 35,549     $    453      $     0      $      0      $ 36,002
                                                              ========     ========      =======      ========      ========

                                                                                Successor
                                                                         Statement of Operations
                                                                     Fiscal Year Ended June 26, 2004
                                                  ---------------------------------------------------------------------
                                                   Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                  -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                          $ 825,144     $ 18,254        $    0        $      0      $ 843,398
Cost of sales                                       (639,354)     (13,509)            0               0       (652,863)
                                                   ---------     --------        ------        --------      ---------
Gross profit                                         185,790        4,745             0               0        190,535
Selling, administrative, and general expense        (109,475)      (2,733)            0               0       (112,208)
Other (expense)/income                               (37,584)      37,584             0               0              0
Income from subsidiaries                              39,271        2,535             0         (41,806)             0
                                                   ---------     --------        ------        --------      ---------
Operating income                                      78,002       42,131             0         (41,806)        78,327
Interest (expense)/income                            (43,576)       6,541         5,709               0        (31,326)
Loss on early extinguishment of debt                  (4,018)           0             0               0         (4,018)
                                                   ---------     --------        ------        --------      ---------
Pretax income from continuing operations              30,408       48,672         5,709         (41,806)        42,983
Tax benefit/(provision)                                1,795      (17,233)            0               0        (15,438)
                                                   ---------     --------        ------        --------      ---------
Income from continuing operations                     32,203       31,439         5,709         (41,806)        27,545
Discontinued operations (net of a tax provision
   of $2,750)                                           (336)       5,199             0            (541)         4,322
                                                   ---------     --------        ------        --------      ---------
Net income                                         $  31,867     $ 36,638        $5,709        $(42,347)     $  31,867
                                                   =========     ========        ======        ========      =========

                                                                                Successor
                                                                              Balance Sheet
                                                                              June 26, 2004
                                                  ---------------------------------------------------------------------
                                                   Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                  Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                  -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                        $ 72,701     $    186       $     0       $       0      $ 72,887
   Accounts receivable, net                           61,232        4,358             0               0        65,590
   Inventories -
      Finished goods                                 158,499          696             0               0       159,195
      Raw materials and supplies                      20,924          964             0               0        21,888
                                                    --------     --------       -------       ---------      --------
         Total inventories                           179,423        1,660             0               0       181,083
   Other current assets                               38,245        2,160           967            (967)       40,405
                                                    --------     --------       -------       ---------      --------
         Total current assets                        351,601        8,364           967            (967)      359,965
   Property, plant and equipment, net                172,670       25,175             0               0       197,845
   Investment in subsidiaries                        313,403       13,860             0        (327,263)            0
   Goodwill and other intangible assets, net          41,576      158,133             0               0       199,709
   Other assets                                       22,178       98,650        30,250        (128,624)       22,454
                                                    --------     --------       -------       ---------      --------
         Total assets                               $901,428     $304,182       $31,217       $(456,854)     $779,973
                                                    ========     ========       =======       =========      ========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                $  2,700     $      0       $     0       $       0      $  2,700
   Current portion of Termination and
      Transitional Services Agreements
      with Pro-Fac Cooperative, Inc.                   9,220            0             0               0         9,220
   Accounts payable                                   74,889        1,807             0               0        76,696
   Accrued interest                                    2,120            0             0            (967)        1,153
   Intercompany loans                                  2,327       (2,327)            0               0             0
   Other current liabilities                          49,937        8,656             0               0        58,593
                                                    --------     --------       -------       ---------      --------
         Total current liabilities                   141,193        8,136             0            (967)      148,362
   Long-term debt                                    331,842            0             0         (30,250)      301,592
   Long-term portion of Termination Agreement
      with Pro-Fac Cooperative, Inc.                  16,830            0             0               0        16,830
   Other non-current liabilities                     167,716            0             0         (98,374)       69,342
                                                    --------     --------       -------       ---------      --------
         Total liabilities                           657,581        8,136             0        (129,591)      536,126
   Shareholder's equity                              243,847      296,046        31,217        (327,263)      243,847
                                                    --------     --------       -------       ---------      --------
         Total liabilities and shareholder's
            equity                                  $901,428     $304,182       $31,217       $(456,854)     $779,973
                                                    ========     ========       =======       =========      ========

                                                                                        Successor
                                                                                 Statement of Cash Flows
                                                                             Fiscal Year Ended June 26, 2004
                                                          ---------------------------------------------------------------------
                                                           Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                          Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                          -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                              $  31,867     $ 36,638       $ 5,709       $(42,347)     $  31,867
   Adjustments to reconcile net income to cash
      provided by operating activities --
         Depreciation                                         21,052        1,611             0              0         22,663
         Amortization of certain intangible assets             1,048          750             0              0          1,798
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                  10,691            0        (3,361)             0          7,330
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                           (525)           0             0              0           (525)
         Loss on sale of property, plant and equipment           213            4             0              0            217
         Gain on sale of Freshlike canned vegetable
            business within discontinued operations              831       (7,094)            0              0         (6,263)
         Loss on early extinguishment of debt                  4,018            0             0              0          4,018
         Equity in undistributed earnings of subsidiaries      3,699       (1,922)            0         (1,777)             0
         Provision for deferred taxes                         16,703            0             0              0         16,703
         Provision for losses on accounts receivable             258           40             0              0            298
         Change in working capital                            24,454        3,372          (967)             0         26,859
                                                           ---------     --------       -------       --------      ---------
Net cash provided by operating activities                    114,309       33,399         1,381        (44,124)       104,965
                                                           ---------     --------       -------       --------      ---------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                (24,522)        (337)            0              0        (24,859)
   Proceeds from disposals                                    15,099        9,730             0              0         24,829
   Proceeds from investment in CoBank                          2,923            0             0              0          2,923
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                                    (300)           0             0              0           (300)
                                                           ---------     --------       -------       --------      ---------
   Net cash provided by/(used in) investing activities        (6,800)       9,393             0              0          2,593
                                                           ---------     --------       -------       --------      ---------
Cash Flows From Financing Activities:
   Payment of premium and fees on early
      extinguishment of debt                                  (8,937)           0             0              0         (8,937)
   Payments on long-term debt                               (169,636)           0             0              0       (169,636)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                              (10,000)           0             0              0        (10,000)
   Payments on capital lease                                    (918)           0             0              0           (918)
   Birds Eye Holdings, Inc. investment, net                    1,064            0             0              0          1,064
   Dividends paid                                                  0      (42,743)       (1,381)        44,124              0
                                                           ---------     --------       -------       --------      ---------
Net cash used in financing activities                       (188,427)     (42,743)       (1,381)        44,124       (188,427)
                                                           ---------     --------       -------       --------      ---------
Net change in cash and cash equivalents                      (80,918)          49             0              0        (80,869)
Cash and cash equivalents at beginning of period             153,619          137             0              0        153,756
                                                           ---------     --------       -------       --------      ---------
Cash and cash equivalents at end of period                 $  72,701     $    186       $     0       $      0      $  72,887
                                                           =========     ========       =======       ========      =========

                                                                                       Successor
                                                                                Statement of Operations
                                                                            August 19, 2002 - June 28, 2003
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                            $ 749,124     $ 15,776        $    0        $      0      $ 764,900
Cost of sales                                         (574,700)     (10,539)            0               0       (585,239)
                                                     ---------     --------        ------        --------      ---------
Gross profit                                           174,424        5,237             0               0        179,661
Selling, administrative, and general expenses         (102,639)      (2,967)            0               0       (105,606)
Other (expense)/income                                 (39,920)      39,920             0               0              0
Income from former joint venture and subsidiaries       35,733          839             0         (34,802)         1,770
                                                     ---------     --------        ------        --------      ---------
Operating income                                        67,598       43,029             0         (34,802)        75,825
Interest (expense)/income                              (50,194)       8,498         1,889               0        (39,807)
                                                     ---------     --------        ------        --------      ---------
Pretax income from continuing operations                17,404       51,527         1,889         (34,802)        36,018
Tax benefit/(provision)                                  4,188      (18,614)            0               0        (14,426)
                                                     ---------     --------        ------        --------      ---------
Income from continuing operations                       21,592       32,913         1,889         (34,802)        21,592
Discontinued operations (net of a tax provision
   of $1,075)                                             (836)       1,638             0          (1,638)          (836)
                                                     ---------     --------        ------        --------      ---------
Net income                                           $  20,756     $ 34,551        $1,889        $(36,440)     $  20,756
                                                     =========     ========        ======        ========      =========

                                                                                     Predecessor
                                                                               Statement of Operations
                                                                             June 30, 2002 - August 18, 2002
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                            $ 95,600      $ 2,476         $   0         $     0       $ 98,076
Cost of sales                                         (73,830)      (1,611)            0               0        (75,441)
                                                     --------      -------         -----         -------       --------
Gross profit                                           21,770          865             0               0         22,635
Selling, administrative, and general expenses         (14,596)        (488)            0               0        (15,084)
Other (expense)/income                                 (5,507)       5,507             0               0              0
Income from former joint venture and subsidiaries       4,911            0             0          (4,634)           277
                                                     --------      -------         -----         -------       --------
Operating income                                        6,578        5,884             0          (4,634)         7,828
Interest (expense)/income                              (8,738)       1,322             0               0         (7,416)
                                                     --------      -------         -----         -------       --------
Pretax (loss)/income from continuing operations        (2,160)       7,206             0          (4,634)           412
Tax benefit/(provision)                                 2,403       (2,572)            0               0           (169)
                                                     --------      -------         -----         -------       --------
Income from continuing operations                         243        4,634             0          (4,634)           243
Discontinued operations (net of a tax benefit
   of $110)                                              (158)           0          (368)            368           (158)
                                                     --------      -------         -----         -------       --------
Net income/(loss)                                    $     85      $ 4,634         $(368)        $(4,266)      $     85
                                                     ========      =======         =====         =======       ========

                                                                                          Successor
                                                                                    Statement of Cash Flows
                                                                                August 19, 2002 - June 28, 2003
                                                    ---------------------------------------------------------------------
                                                     Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                    Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                    -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                        $  20,756     $ 34,551       $ 1,889       $(36,440)     $  20,756
   Adjustments to reconcile net income to cash
      provided by operating activities --
         Amortization of certain
            intangible assets                            1,606          656             0              0          2,262
         Depreciation                                   21,562          567             0              0         22,129
         Amortization of debt issue costs,
            amendment costs, debt discounts and
            premiums, and interest in-kind              11,086            0        (1,889)             0          9,197
         Equity in undistributed earnings of
            former joint venture and subsidiaries       (5,202)        (839)            0          4,932         (1,109)
         Equity in undistributed earnings
            of CoBank                                      (29)           0             0              0            (29)
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                     (455)           0             0              0           (455)
         Provision for deferred taxes                   13,481            0             0              0         13,481
         Provision for losses on accounts
            receivable                                     480           90             0              0            570
         Change in working capital                      91,461       (6,343)            0          1,978         87,096
                                                      --------     --------       -------       --------      ---------
Net cash provided by operating activities              154,746       28,682             0        (29,530)       153,898

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment          (13,083)        (307)            0              0        (13,390)
   Proceeds from disposals                              27,338           11             0              0         27,349
   Proceeds from note receivable                         4,978            0             0              0          4,978
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc.                                   (700)           0             0              0           (700)
   Proceeds from investment in CoBank                    3,053            0             0              0          3,053
   Repayments from former joint venture                  6,285            0             0              0          6,285
   Disposition of investment in former
      joint venture                                     13,900            0             0              0         13,900
   Investment in GLK, LLC                                    0      (11,100)            0         11,100              0
                                                     ---------     ---------      -------       --------      ---------
Net cash provided by/(used in) investing activities     41,771      (11,396)            0         11,100         41,475

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt            270,000            0             0              0        270,000
   Birds Eye Holdings Inc. investment                  175,590            0             0              0        175,590
   Payments on Subordinated Promissory Note            (25,000)           0             0              0        (25,000)
   Net payments on prior revolving
      credit facility                                  (22,000)           0             0              0        (22,000)
   Payments on long-term debt                         (402,488)           0             0              0       (402,488)
   Payments on Termination Agreement and other
      payments to Pro-Fac Cooperative, Inc.            (12,118)           0             0              0        (12,118)
   Payments on capital lease                              (775)           0             0              0           (775)
   Cash paid for debt issuance costs                   (24,743)           0             0              0        (24,743)
   Cash paid for transaction fees                       (6,000)           0             0              0         (6,000)
   Dividends paid                                            0      (29,530)            0         29,530              0
   Birds Eye Foods, Inc. investment                          0       11,100             0        (11,100)             0
                                                     ---------     --------       -------       --------      ---------
Net cash used in financing activities                  (47,534)     (18,430)            0         18,430        (47,534)
                                                     ---------     --------       -------       --------      ---------
Net change in cash and cash equivalents                148,983       (1,144)            0              0        147,839
Cash and cash equivalents at beginning of period         4,636        1,281             0              0          5,917
                                                     ---------     --------       -------       --------      ---------
Cash and cash equivalents at end of period           $ 153,619     $    137       $     0       $      0      $ 153,756
                                                     =========     ========       =======       ========      =========

                                                                                       Predecessor
                                                                                 Statement of Cash Flows
                                                                             June 30, 2002 - August 18, 2002
                                                          ---------------------------------------------------------------------
                                                           Birds Eye    Subsidiary   Non-Guarantor   Eliminating
(Dollars in Thousands)                                    Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                          -----------   ----------   -------------   -----------   ------------
Cash Flows From Operating Activities:
   Net income/(loss)$                                            85      $ 4,634        $  (368)       $(4,266)      $     85
   Adjustments to reconcile net income/(loss) to net
      cash (used in)/provided by operating activities --
         Amortization of certain intangible assets               50           94              0              0            144
         Depreciation                                         3,741           69             23              0          3,833
         Amortization of debt issue costs, amendment
            costs, debt discounts and premiums, and
            interest in-kind                                  1,201            0              0              0          1,201
         Equity in undistributed earnings of former
            joint venture and subsidiaries                    4,207            0              0         (4,484)          (277)
         Change in working capital                          (37,983)       3,890          1,252              0        (32,841)
                                                           --------      -------        -------        -------       --------
Net cash (used in)/provided by operating activities         (28,699)       8,687            907         (8,750)       (27,855)

Cash Flows From Investing Activities:

   Purchase of property, plant, and equipment                (2,181)           0             (6)             0         (2,187)
   Proceeds from investment in CoBank                         1,115            0              0              0          1,115
   Advances to Great Lakes Kraut Company, LLC                (1,512)           0              0              0         (1,512)
                                                           --------      -------        -------        -------       --------
Net cash used in investing activities                        (2,578)           0             (6)             0         (2,584)

Cash Flows From Financing Activities:
   Net proceeds from old revolving credit facility           22,000            0              0              0         22,000
   Payments on long-term debt                                  (292)           0              0              0           (292)
   Payments on capital leases                                   (38)           0              0              0            (38)
   Dividends paid                                                 0       (8,750)             0          8,750              0
                                                           --------      -------        -------        -------       --------
Net cash provided by/(used in) financing activities          21,670       (8,750)             0          8,750         21,670
                                                           --------      -------        -------        -------       --------

Net change in cash and cash equivalents                      (9,607)         (63)           901              0         (8,769)

Cash and cash equivalents at beginning of period             14,243          121            322              0         14,686
                                                           --------      -------        -------        -------       --------
Cash and cash equivalents at end of period                 $  4,636      $    58        $ 1,223        $     0       $  5,917
                                                           ========      =======        =======        =======       ========

NOTE 15. OTHER MATTERS AND SUBSEQUENT EVENT

Restructuring: On June 15, 2005, the Company eliminated approximately 45 positions from various locations and departments within the Company. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.9 million in the fourth quarter of fiscal 2005, primarily comprising employee termination benefits. The majority of this amount will be liquidated in fiscal 2006.

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

Subsequent Event: On September 7, 2005, Birds Eye Foods announced that Neil Harrison will join the organization as Chairman, President and Chief Executive Officer. Mr. Harrison succeeds Dennis M. Mullen, who is stepping down as Chairman, President and Chief Executive Officer effective September 7, 2005. Mr. Mullen will continue as the Company's Principal Executive Officer until September 30, 2005.

The Company is currently finalizing the definitive terms of Mr. Mullen's departure and on-going relationship with the Company post his departure. The Company anticipates that, in connection with the payments and benefits it will provide to Mr. Mullen, the Company will recognize a charge to earnings of approximately $4 million during the first quarter of fiscal 2006.

The Company entered into an Employment Agreement (the "Agreement") with Mr. Harrison dated September 2, 2005. Mr. Harrison will receive a guaranteed bonus for the Company's fiscal year ending June 24, 2006 of $350,000, pro-rated for his employment during the Company's 2006 fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods' Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods' disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods' Principal Executive and Principal Financial Officers concluded that Birds Eye Foods' disclosure controls and procedures as of June 25, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended June 25, 2005 that have materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: The Securityholders Agreement dated and effective as of August 19, 2002 (and as amended from time to time, the "Securityholders Agreement"), among Holdings LLC, Pro-Fac and Vestar, together with others, includes a voting agreement pursuant to which the holders of Holdings LLC common units agree to, among other things, vote their common units and to take any other action necessary to elect or cause to be elected to Birds Eye Foods' Board of Directors a specified number of directors designated by Vestar (the "Vestar Directors"), a specified number of directors designated by Pro-Fac (the "Pro-Fac Directors"), one director who shall be the Chief Executive Officer of Birds Eye Foods (the "Management Director") and a specified number of directors designated by Vestar who shall be independent of Holdings LLC, it's subsidiaries' management (including Birds Eye Foods) and Vestar (the "Independent Directors"). The Vestar Directors constitute a majority of the directors of Birds Eye Foods. The Securityholders Agreement further prescribes a minimum and maximum number of Directors of Birds Eye Foods.

Listed below are the directors and executive officers of the Company.

           Name              Age(a)                               Positions
--------------------------   ------   ------------------------------------------------------------------
Neil Harrison(1)               52     Chairman of the Board, President and Chief Executive Officer

Dennis M. Mullen(1)            51     Principal Executive Officer

Earl L. Powers                 61     Executive Vice President and Chief Financial Officer and Secretary

David E. Hogberg               52     Executive Vice President - Marketing and Business Development

Carl W. Caughran               52     Executive Vice President - Operations

Robert G. Montgomery           52     Senior Vice President - Retail Sales

Peter R. Call(2)               48     Director

Stephen P. Donovan, Jr.(4)     64     Director

David M. Hooper(3)             37     Director

Robert W. Maier(4)             70     Director

Kevin A. Mundt(3)              51     Director

Daniel S. O'Connell(3)         51     Director

Gregg A. Ostrander(3)          52     Director

Allan W. Overhiser(2)          45     Director

Brian K. Ratzan(3)             35     Director

Patrick W. Rose(3)             63     Director

David B. Vermylen(4)           54     Director

----------
(a)  As of September 1, 2005.

(1) On September 8, 2005 Mr. Harrison joined the organization as Chairman, President and Chief Executive Officer and Management Director. Mr. Harrison serves in these capacities pursuant to an employment agreement effective September 8, 2005. Mr. Harrison succeeds Dennis M. Mullen, who is stepping down as Chairman, President and Chief Executive Officer effective September 7, 2005. Mr. Mullen will continue as the Company's Principal Executive Officer until September 30, 2005.

(2)  Pro-Fac Director.

(3)  Vestar Director.

(4) Independent Director. On August 29, 2005, Birds Eye Foods accepted the resignation of Mr. Robert W. Maier from the Board of Directors.

Neil Harrison became Chairman, President and Chief Executive Officer of Birds Eye Foods on September 8, 2005. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Atkins Nutritionals, Inc. from February 2005 to June 2005. Prior to that role, Mr. Harrison was with the H.J. Heinz Company, where he served as an Executive Vice President of H. J. Heinz and President and Chief Executive Officer of Heinz North America from 2002 to 2004. Previously at Heinz, and from 1999 to 2002, Mr. Harrison was the President and Chief Executive Officer of Heinz Frozen Food Company. His experience in consumer packaged goods and nutrition and weight management includes his role from 1997 to 1999 as President and Chief Executive Officer of Weight Watchers Gourmet Food Company. Mr. Harrison's experience also includes a variety of positions at Miller Brewing Company, PepsiCo, Inc., General Foods Corporation and Unilever.

Dennis M. Mullen stepped down as Chairman, President and Chief Executive Officer effective September 7, 2005. Mr. Mullen will remain the Company's Principal Executive Officer until September 30, 2005. Mr. Mullen held various positions of senior leadership from 1990 to September 7, 2005. He currently serves on the Board of Directors for Grocery Manufacturers of America and National Food Processors Association.

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

David E. Hogberg has been Executive Vice President of Marketing, and Business Development of the Company since November 2002. Prior to joining the Company, he held various executive positions with ConAgra Foods from 1990 to 2002 and Quaker Oats from 1974 to 1990. Mr. Hogberg has experience in positions in plant management, product development, marketing, acquisitions and mergers and general management.

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

Robert G. Montgomery has been Senior Vice President of Retail Sales of the Company since September 2003. Prior to joining Birds Eye Foods, he was with HJ Heinz Company where he held various senior management positions including Vice President of Sales-Heinz Frozen Foods and Vice President of Sales for the Western half of the United States for the consolidated Heinz Consumer Foods Company. Prior to that, Mr. Montgomery has held management positions with Con Agra, McCain and Sara Lee.

Peter R. Call became a Director of the Company in August 2002. He also serves as a director of Pro-Fac and has served in such capacity since 2000. He produces vegetables in Batavia, New York (My-T Acres, Inc. has been a member of Pro-Fac since 1961).

Stephen P. Donovan, Jr. became a director of the Company in August 2003. Mr. Donovan was employed with the Procter and Gamble Company for more than 30 years, holding a wide range of executive positions, most recently President, Global Beverage and North American Food & Beverage. Mr. Donovan is currently a director of Consolidated Container Corp. and also a past director of Remington Products Company, L.L.C.

David M. Hooper became a director of the Company in August 2002. Mr. Hooper is a Managing Director of Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"). Mr. Hooper joined Vestar in 1994.

Robert W. Maier became a director of the Company in January 2005. Mr. Maier is past President, Chairman and CEO of California & Washington Company. Mr. Maier is also a director of Boys & Girls Club of San Francisco and the Wine and Food Society of San Francisco as well as a past Chairman of both organizations. On August 29, 2005 Birds Eye Foods accepted the resignation of Mr. Robert W. Maier from the Board of Directors.

Kevin A. Mundt became a director of the Company in November 2003. He joined Vestar Capital Partners as a Managing Director in 2004. Prior to joining Vestar, Mr. Mundt spent 24 years in management consulting, including various management positions with Mercer Oliver Wyman and its predecessors. Mr. Mundt is currently a director of Gold Toe Corp., FL Selenia, Spa, Sunrise Medical, Inc. and Telephone and Data Systems, Inc.

Daniel S. O'Connell became a director of the Company in August 2002. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is also a director of Gold Toe Corp., FL Selenia, Spa, Solo Cup Company, Inc., Sunrise Medical, Inc., and St. John Knits Co., Inc., companies in which Vestar or its affiliates have a significant equity interest.

Gregg A. Ostrander became a director of the Company in October 2002. Mr. Ostrander has been the Chairman, President, and Chief Executive Officer of Michael Foods, Inc. since 1994. Mr. Ostrander is a director of Michael Foods, Inc. and Arctic Cat Inc.

Allan W. Overhiser became a director of the Company in May 2004. He also serves as a director of Pro-Fac and has served in such capacity since 1994. He produces fruit in South Haven, Michigan (A.W. Overhiser Orchards has been a member of Pro-Fac since 1984).

Brian K. Ratzan became a director of the Company in August 2002. Mr. Ratzan is a Managing Director of Vestar Capital Partners. Mr. Ratzan joined Vestar in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette.

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

Involvement in Certain Legal Proceedings: Neil Harrison was previously Chairman and Chief Executive Officer of Atkins Nutritionals, Inc. from February 2005 to June 2005. On July 31, 2005, Atkins Nutritionals Inc. filed a petition under the federal Bankruptcy laws.

Code of Ethics: Birds Eye Foods currently maintains a Code of Ethics Policy for all exempt employees including the Principal Executive Officer and Principal Financial Officer. The Company intends to file a Form 8-K for any amendments to or waivers from its Code of Ethics Policy (to the extent applicable to the Company's Principal Executive Officer and Principal Financial Officer).

The Code of Ethics Policy was filed as an exhibit to Birds Eye Foods fiscal 2004 Form 10-K Equivalent.

Audit Committee Financial Expert: The Company is not an "Issuer" as such term is defined in Section 7201 of the Sarbanes-Oxley Act of 2002 and therefore the Company believes that its Audit Committee is not required to have at least one member that is a financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for each of the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003 the annual compensation paid to or earned by
(i) Birds Eye Foods' Chief Executive Officer and (ii) the four other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended June 25, 2005. These individuals are referred to as the "Named Executive Officers."

Executive Compensation
Summary Compensation Table

                                                                                Annual
                                                                            Compensation(1)          All           401(k)
                                                                          -------------------       Other         Matching
Name and Principal Position                                        Year    Salary    Bonus(2)   Compensation   Contributions
---------------------------                                        ----   --------   --------   ------------   -------------
Dennis M. Mullen(7)                                                2005   $625,988   $      0      $     0        $10,930
   Chairman of the Board, President, and Chief Executive Officer   2004   $600,000   $220,000      $     0        $10,500
                                                                   2003   $600,000   $250,000      $     0        $ 9,423

Earl L. Powers                                                     2005   $329,994   $      0      $     0        $ 9,625
   Executive Vice President and Chief Financial Officer and        2004   $316,473   $110,000      $     0        $ 9,261
   Secretary                                                       2003   $315,250   $120,000      $     0        $ 7,491

David E. Hogberg(3)                                                2005   $314,994   $      0      $     0        $10,481
   Executive Vice President - Marketing, and                       2004   $301,244   $120,000      $19,177(4)     $ 6,037
   Business Development                                            2003   $174,231   $165,000      $37,965(4)     $     0

Carl W. Caughran                                                   2005   $284,994   $      0      $     0        $10,091
   Executive Vice President - Operations                           2004   $264,100   $130,000      $32,716(5)     $ 9,001
                                                                   2003   $250,000   $131,350      $     0        $ 6,649

Robert G. Montgomery(6)                                            2005   $243,700   $      0      $     0        $ 4,246
   Senior Vice President - Retail Sales                            2004   $187,535   $ 70,000      $     0        $     0
                                                                   2003   $      0   $      0      $     0        $     0

(1) No Named Executive Officer has received perquisites and other personal benefits, securities or property during the period in excess (in the aggregate) of the lesser of $50,000 or 10 percent of the annual salary and bonus reported for the Named Executive Officer.

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

(5) Mr. Caughran's relocation expenses of $32,716 were paid during fiscal 2004 pursuant to the Company's relocation policy.

(6)  Mr. Montgomery joined the Company on September 9, 2003.

(7) Mr. Mullen stepped down as Chairman of the Board, President and Chief Executive Officer effective September 7, 2005. Mr. Mullen will continue as the Company's Principal Executive Officer until September 30, 2005.

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

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to Dennis M. Mullen. The Company has not pre-funded this liability at June 25, 2005. The projected and accumulated benefit obligation under the plan at June 25, 2005 was $3.1 million. The Company is currently finalizing the definitive terms of Mr. Mullen's departure, including the impact to this agreement.

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

The approximate number of years of Plan participation under the Company's Pension Plan as of June 25, 2005, of the Named Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-15, Earl L. Powers-13 and Carl W. Caughran-8. Mr. Hogberg and Mr. Montgomery joined the Company after the Pension Plan was frozen and therefore have no years of Plan participation. The compensation upon which the pension benefits are determined is included in the salary and bonus columns of the "Summary Compensation Table."

In addition, Birds Eye Foods also maintains a Non- Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code.

Employment Contracts, Termination of Employment, and Change-in-Control
Arrangements:

The Company entered into an Employment Agreement (the "Agreement") with Mr. Harrison dated September 2, 2005. The Agreement states that Mr. Harrison's annual base salary will be at least $600,000, and will be reviewed for increases periodically in accordance with Company policy, but cannot be decreased. Mr. Harrison will receive a guaranteed bonus for the Company's fiscal year ending June 24, 2006 of $350,000, pro-rated for his employment during the Company's 2006 fiscal year.

The Agreement further states that Mr. Harrison's targeted annual bonus will be no less than $350,000, and that he is eligible for a bonus of at least $400,000 upon the achievement of "Superior Bonus Criteria" as defined by the Board of Directors. In addition to the established benefit plans of the Company, Mr. Harrison will be provided with a term life insurance policy of up to $1,500,000, provided, however that the total cost of such insurance is no more than $12,000 per year. Mr. Harrison will also be provided with assistance for his relocation to Rochester, New York.

The Agreement states that Mr. Harrison's Employment Period will commence on September 8, 2005 continuing for four years, but will automatically renew for additional one-year terms unless an advance notice of non-renewal is provided by either party to the other at least 90 days prior to the expiration of the Employment Period, (such period, the "Employment Period"). The Agreement provides that, in general, for two years following the termination of his employment, Mr. Harrison will not compete in the frozen vegetable, frozen fruit, frozen skillet meal or the fruit or pie filling lines of business of the Company or any line of business (other than those currently engaged in by the Company) that accounts for 10% or more of the revenues or net operating cash flows of the Company any time during the Employment Period. In addition, the Agreement provides that for one year following termination, Mr. Harrison will not solicit for employment any of the employees of the Company.

The employment agreement provides for termination and severance benefits equal to two years of Mr. Harrison's base salary and bonus (defined as the bonus paid to him for the preceding fiscal year and if in fiscal 2006, $350,000), and benefit continuation, if, during his Employment Period with the Company, Mr. Harrison's employment is terminated by the Company without cause or a voluntary termination by Mr. Harrison for "Good Reason" (generally defined as a material breach in the terms of the Agreement by the Company or a material change in Mr. Harrison's employment circumstances by the Company).

In the event that any of the termination benefits that would be paid to Mr. Harrison would constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, such payment or benefits payable to him will be reduced to the extent necessary so that no portion of such payments or benefits shall be subject to the excise tax imposed by Section 4999 of the Code, provided, however that such reduction shall only be made if, by reason of such reduction, Mr. Harrison's net after tax benefit shall exceed the net after tax benefit if such reduction were not made.

Mr. Mullen and the Company are parties to a Salary Continuation Agreement dated August 22, 2001. Pursuant to the terms of the Salary Continuation Agreement,
Mr. Mullen's salary was determined annually by the Board of Directors. He was also eligible to participate in the Company's Incentive Plan and was entitled to receive health insurance, disability insurance and all other employee benefits consistent with the Company's employee benefit policies for executives as determined from time to time by the Board of Directors. The Company is currently finalizing the definitive terms of Mr. Mullen's departure.

Birds Eye Foods is obligated to pay Mr. Mullen his "Salary" (as defined in the Salary Continuation Agreement) for a period of 24 months following termination. Mr. Mullen's Salary Continuation Agreement contains provisions relating to non competition if he is receiving, or may be entitled to receive, a benefit under the agreement. The Company anticipates that, in connection with the payments and benefits it will provide to Mr. Mullen, the Company will recognize a charge to earnings of approximately $4.0 million during the first quarter of fiscal 2006.

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

Compensation Committee Interlocks and Insider Participation: For fiscal 2005, the members of the Compensation Committee of the Board of Directors were Mr. Daniel O'Connell, Mr. David Hooper and Mr. Peter Call.

Neither Mr. O'Connell, Mr. Hooper, nor Mr. Call is an officer or employee, or former officer or employee of Birds Eye Foods or any of its subsidiaries. Mr. Hooper is a Managing Director of Vestar Capital Partners and Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Vestar Capital Partners provides advisory and consulting services to Holdings, Inc. and Birds Eye Foods. Mr. Call is also a director and member-grower of Pro-Fac. During fiscal 2005, Mr. Call received payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them (or by entities owned or controlled by them) to Pro-Fac, which were subsequently sold to Birds Eye Foods, and directly from Birds Eye Foods for harvesting and hauling services provided and crops delivered by them (or by entities owned or controlled by them) to Birds Eye Foods. During fiscal 2005, Mr. Call received $3.6 million in consideration for crop deliveries and harvesting and hauling services.

No interlocking relationship exists between the members of Birds Eye Foods Board or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Birds Eye Foods is a wholly-owned subsidiary of Holdings, Inc., a corporation wholly-owned by Holdings LLC, whose members include affiliates of Vestar, Pro-Fac, and certain members of management.

On September 1, 2005, Birds Eye Foods had 11,000 shares of common stock issued and outstanding, all of which were owned by Holdings, Inc., a wholly-owned subsidiary of Holdings LLC. On September 1, 2005, Holdings LLC had issued and outstanding 1,006 preferred units, 443,878 Class A common units, 321,429 Class B common units, 15,122 Class C common units, 13,658 Class D common units, and 2,790 Class E common units.

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

The following table sets forth information regarding the beneficial ownership (through their ownership of equity securities of Holdings LLC) as of September 1, 2005, of (i) each person or entity (including any group) who is known by Birds Eye Foods to own beneficially more than 5 percent of Birds Eye Foods' common stock and (ii) each director, the Chief Executive Officer and each other executive officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Birds Eye Foods.

To the Company's knowledge, all voting securities are subject to the named person's sole voting and investment power except where otherwise indicated. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

                          SECURITIES BENEFICIALLY OWNED

                                        Common Units Class                     % of Class
                              -------------------------------------  -------------------------------  Preferred   % of
                                 A        B       C      D      E      A      B      C     D     E      Units    Class
                              -------  -------  -----  -----  -----  -----  -----  ----  ----  -----  ---------  -----
PRINCIPAL SECURITY-
   HOLDERS:
Vestar Associates IV,         443,878       --     --     --     --  100.0%    --    --    --     --    1,000     99.4%
   L.P.(1)

Pro-Fac Cooperative, Inc.(2)       --  321,429     --     --     --     --  100.0%   --    --     --       --       --

DIRECTORS AND
   EXECUTIVE OFFICERS
Dennis M. Mullen(3)(7)             --       --  1,475  4,790     --     --     --   9.8% 35.1%    --       --       --
Earl Powers(3)                     --       --    751  1,423     --     --     --   5.0% 10.4%    --       --       --
David Hogberg(3)                   --       --    707  1,298     --     --     --   4.7%  9.5%    --       --       --
Carl W. Caughran(3)                --       --    590  1,750     --     --     --   3.9% 12.8%    --       --       --
Robert G. Montgomery               --       --    492    398     --     --     --   3.3%  2.9%    --       --       --
Peter R. Call                      --       --     --     --     --     --     --    --    --     --       --       --
Stephen P. Donovan, Jr.            --       --     --     --    634     --     --    --    --   22.7%     1.4       *
David M. Hooper(4)                 --       --     --     --     --     --     --    --    --     --       --       --
Kevin A. Mundt                     --       --     --     --    507     --     --    --    --   18.2%     1.1       *
Daniel S. O'Connell(5)             --       --     --     --     --     --     --    --    --     --       --       --
Gregg A. Ostrander                 --       --     --     --    507     --     --    --    --   18.2%     1.1       *
Allan W. Overhiser                 --       --     --     --     --     --     --    --    --     --       --       --
Brian K. Ratzan(6)                 --       --     --     --     --     --     --    --    --     --       --       --
Patrick W. Rose                    --       --     --     --    634     --     --    --    --   22.7%     1.4       *
David B. Vermylen                  --       --     --     --    507     --     --    --    --   18.2%     1.1       *

All directors and officers
   as a group (15 persons)         --       --  4,015  9,659  2,790     --     --  26.7% 70.7% 100.0%       6       *

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

(6) Mr. Ratzan is a Managing Director of VAC-IV. Individually, no stockholder, director or officer of VAC-IV has or shares voting or dispositive power within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 over the securities beneficially owned by Vestar Associates IV, L.P. Mr. Ratzan disclaims beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P., except to the extent of his pecuniary interest therein.

(7) Mr. Mullen stepped down as Chairman, President and Chief Executive Officer effective September 7, 2005. Mr. Mullen will continue as the Company's Principal Executive Officer until September 30, 2005. The Company is currently finalizing the definitive terms of Mr. Mullen's departure.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN AGREEMENTS RELATING TO THE TRANSACTION

As part of the August 19, 2002 Transaction, Birds Eye Foods entered into various agreements, with others, that govern the business relationship between Birds Eye Foods and Pro-Fac - the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility. The respective ownership rights in Holdings LLC are set out in the Securityholders Agreement and the Limited Liability Company Agreement. See NOTE 3 to the "Notes to Consolidated Financial Statements" for a discussion of the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility, which discussion is incorporated into this Item 13. A discussion of the Securityholders Agreement and the Limited Liability Company Agreement can be found below.

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings Inc and Birds Eye Foods a specified number of directors designated by Vestar (the "Vestar Directors"), a specified number of directors designated by Pro-Fac (the "Pro-Fac Directors"), one director who shall be the Chief Executive Officer of Birds Eye Foods (the "Management Director") and a specified number of directors designated by Vestar who shall be independent of Holdings LLC, it's subsidiaries' management (including Birds Eye Foods) and Vestar (the "Independent Directors"). The Vestar Directors constitute a majority of the directors of Birds Eye Foods. The Securityholders Agreement further prescribes a minimum and maximum number of Directors of Birds Eye Foods.

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

Management Agreement: Birds Eye Foods, Holdings, Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), will provide advisory and consulting services to Holdings, Inc. and Birds Eye Foods. In consideration for such services, Holdings, Inc. and Birds Eye Foods will, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million or 0.7 percent of Birds Eye Foods' earnings, before interest, tax, depreciation and amortization.

The Management Agreement does not include investment banking or other financial advisory services in connection with acquisitions, divestitures, refinancings, or restructurings. In fiscal 2005, Birds Eye Foods paid $0.5 million to Vestar Capital Partners for services rendered by Vestar in relation to Birds Eye Foods, Inc.'s acquisition of California and Washington Company. In addition, on the closing of the August 19, 2002 Transaction, Birds Eye Foods and Holdings LLC, jointly paid to Vestar Capital Partners a transaction fee equal to $8.0 million plus all of the out-of-pocket expenses incurred by Vestar Capital Partners in connection with the Transaction.

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

Mr. Peter Call and Mr. Overhiser served on both Pro-Fac's and Birds Eye Foods' Board of Directors during fiscal 2005. Each of Messrs. Call and Overhiser are also member-growers of Pro-Fac. These Birds Eye Foods directors receive payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them to Pro-Fac, which are subsequently sold to Birds Eye Foods. In addition, Messrs. Overhiser and Call received payments directly from Birds Eye Foods during fiscal 2005 for harvesting and hauling services provided and crops delivered by them (or by entities owned or controlled by them) to Birds Eye Foods.

During fiscal year 2005, the following directors of Birds Eye Foods, directly or indirectly through entities owned or controlled by such directors, received payments from Birds Eye Foods, either indirectly through Pro-Fac for crops or directly from Birds Eye Foods for crops, harvesting and hauling services:

(Dollars in Thousands)

                                             RELATIONSHIP TO                         GROSS PURCHASES
        NAME                             PRO-FAC/BIRDS EYE FOODS                    FISCAL YEAR 2005
--------------------   ----------------------------------------------------------   ----------------
Peter R. Call.......   Director(Birds Eye Foods & Pro-Fac) and President(Pro-Fac)        $3,583
Allan W. Overhiser..   Director(Birds Eye Foods & Pro-Fac)                               $  119

----------
Mr. Overhiser and Mr. Call are the current "Pro-Fac Directors" pursuant to the Securityholders Agreement.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by Delaware law and in accordance with the policy of that state, the Company has obtained insurance from Axis Surplus Insurance Company and Great American Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 19, 2006 at an annual cost of approximately $122,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP is the Company's independent auditor. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended June 25, 2005 and June 26, 2004 by Deloitte & Touche LLP:

                       2005       2004
                     --------   --------
Audit Fees           $250,000   $238,123
Audit-Related Fees     23,400     14,750
Tax Fees              365,174     12,830
All Other Fees        307,026         --
                     --------   --------
Total                $945,600   $265,703
                     ========   ========

Audit Fees: These are fees for professional services rendered for the audit of the Company's consolidated annual financial statements, review of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q Equivalent, and the audit of Holdings LLC and Holdings Inc. annual financial statements.

Audit-Related Fees: These are fees for employee benefit plan audits.

Tax Fees: These are fees for professional services rendered regarding tax compliance, tax advice or tax planning.

All Other Fees: These are fees for services provided by our independent accountant primarily for due diligence and other services related to the acquisition of C&W. The Company did not pay Deloitte & Touche LLP fees for any other services during fiscal 2004.

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

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided by the Company's independent auditor. Any approval of services by the Audit Committee chairman pursuant to this delegated authority is reported on at the next meeting of the Audit Committee. All services provided by Deloitte & Touche LLP in the fiscal year ended June 25, 2005 were pre-approved by the Audit Committee or chairman of the Audit Committee as so delegated.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

The Following Appear in ITEM 8 of This Report

ITEM                                                                                                               Page
----                                                                                                               ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:

   Report of Independent Registered Public Accounting Firm......................................................    26
   Consolidated Statements of Operations, Accumulated Earnings/(Deficit), and Comprehensive Income for the
      years ended June 25, 2005 and June 26, 2004, and the periods August 19, 2002 to June 28, 2003
      and June 30, 2002 to August 18, 2002......................................................................    27
   Consolidated Balance Sheets at June 25, 2005 and June 26, 2004...............................................    28
   Consolidated Statements of Cash Flows for the years ended June 25, 2005 and June 26, 2004, and the periods
      August 19, 2002 to June 28, 2003 and June 30, 2002 to August 18, 2002.....................................    29
Notes to Consolidated Financial Statements......................................................................    30
Schedule II - Valuation and Qualifying Accounts.................................................................    77

     (2)  The following additional financial data are set forth herein:

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    SCHEDULE II

Birds Eye Foods, Inc. and subsidiaries
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 25, 2005

                                                        Fiscal Year Ended
                                          ---------------------------------------------
                                             Successor       Successor      Successor
                                          June 25, 2005   June 26, 2004   June 28, 2003
                                          -------------   -------------   -------------
Allowance for doubtful accounts
   Balance at beginning of period          $   993,000     $   978,000     $   731,000
   Additions charged to expense                265,000         298,000         570,000
   Deductions                                 (345,000)       (283,000)       (323,000)
   Increase due to acquisition of C&W**        210,000               0               0
                                           -----------     -----------     -----------
   Balance at end of period                $ 1,123,000     $   993,000     $   978,000
                                           ===========     ===========     ===========

Tax valuation allowance*
   Balance at beginning of period          $18,873,000     $16,293,000     $14,540,000
   Net change                                  336,000       2,580,000       1,753,000
                                           -----------     -----------     -----------
Balance at end of period                   $19,209,000     $18,873,000     $16,293,000
                                           ===========     ===========     ===========

* See further discussion regarding tax matters at NOTE 11 to the "Notes to Consolidated Financial Statements."

** See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the acquisition of C&W.

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

                                       BIRDS EYE FOODS, INC.


Date: September 22, 2005               By: /s/        Earl L. Powers
                                           -------------------------------------
                                                      Earl L. Powers
                                               Executive Vice President and
                                           Chief Financial Officer and Secretary
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

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

This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                            DATE
           ---------                                      -----                            ----


/s/ Dennis M. Mullen                  Principal Executive Officer                  September 21, 2005
-----------------------------------
    (DENNIS M. MULLEN)



/s/ Peter R. Call                     Director                                     September 15, 2005
-----------------------------------
    (PETER R. CALL)


/s/ Stephen P. Donovan, Jr.           Director                                     September 16, 2005
-----------------------------------
    (STEPHEN P. DONOVAN, Jr.)


/s/ David M. Hooper                   Director                                     September 15, 2005
-----------------------------------
    (DAVID M. HOOPER)


/s/ Kevin A. Mundt                    Director                                     September 15, 2005
-----------------------------------
    (KEVIN A. MUNDT)


/s/ Daniel S. O'Connell               Director                                     September 15, 2005
-----------------------------------
    (DANIEL S. O'CONNELL)


/s/ Gregg A. Ostrander                Director                                     September 14, 2005
-----------------------------------
    (GREGG A. OSTRANDER)


/s/ Allan W. Overhiser                Director                                     September 19, 2005
-----------------------------------
    (ALLAN W. OVERHISER)


/s/ Brian K. Ratzan                   Director                                     September 15, 2005
-----------------------------------
    (BRIAN K. RATZAN)


/s/ Patrick W. Rose                   Director                                     September 22, 2005
-----------------------------------
    (PATRICK W. ROSE)


/s/ David B. Vermylen                 Director                                     September 15, 2005
-----------------------------------
    (DAVID B. VERMYLEN)


/s/ Earl L. Powers                    Executive Vice President and                 September 22, 2005
-----------------------------------   Chief Financial Officer and Secretary
    (EARL L. POWERS)                  (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX

(b) EXHIBITS:

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

 *10.4    Birds Eye Foods Non-Qualified 401(k) Plan Effective January 1, 2004
          (filed as Exhibit 10.4 to the Company's Annual Report and Form 10-K
          Equivalent for the fiscal year ended June 26, 2004 and incorporated herein by reference).

 *10.5    Management Incentive Plan, as amended and restated, (filed herewith).

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

  10.8    First Amendment and Consent, dated as of September 17, 2003, to the
          Credit Agreement among Birds Eye Foods, Inc., Birds Eye Holdings,
          Inc., the lenders and other agents from time to time party thereto, and JP Morgan Chase Bank (filed as Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q Equivalent for the first fiscal quarter ended September 27, 2003 and incorporated herein by reference).

  10.9    Second Amendment and Consent, dated as of October 19, 2004, to the
          Credit Agreement among Birds Eye Foods, Inc., Birds Eye Holdings,
          Inc., the lenders and other agents from time to time party thereto and JPMorgan Chase Bank (filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q Equivalent for the first quarter ended September
          25, 2004 and incorporated herein by reference).

 10.10    Third Amendment and Consent, dated as of May 18, 2005, to the Credit
          Agreement among Birds Eye Foods, Inc., Birds Eye Holdings, Inc,. the lenders and other agents from time to time party thereto, and JPMorgan
          Chase Bank (filed herewith).

 *10.11 Excess Benefit Retirement Plan, as amended (filed as Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the second fiscal quarter ended December 23, 2000, and incorporated herein by reference).

 *10.12   Third Amendment to the Birds Eye Foods Excess Benefit Retirement Plan
          (filed herewith)

 *10.13 Supplemental Executive Retirement Agreement (filed as Exhibit 10.28 to the Company's quarterly report on Form 10-Q for the second fiscal quarter ended December 23, 2000, and incorporated herein by reference).

 *10.14   Amendment to the Supplemental Executive Retirement Agreement (filed as
          Exhibit 10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

 *10.15 Salary Continuation Agreement - Dennis Mullen (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
          June 30, 2001 and incorporated herein by reference).

 *10.16   Master Salaried Retirement Plan, as amended and restated, effective
          January 1, 2001 (filed as Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

 *10.17   Second Amendment to the Birds Eye Foods Master Salaried Retirement
          Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form
          10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

 *10.18   Third Amendment to the Birds Eye Foods Master Salaried Retirement Plan
          (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K
          Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

 *10.19   Fourth Amendment to the Birds Eye Foods Master Salaried Retirement
          Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
 *10.20   Fifth Amendment to the Birds Eye Foods Master Salaried Retirement Plan
          (filed herewith).

 *10.21   Sixth Amendment to the Birds Eye Foods Master Salaried Retirement Plan
          (filed herewith).

 *10.22 Agrilink Foods, Inc. Key Severance Plan-A, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

 *10.23   Transitional Services Agreement dated August 19, 2002 (filed as
          Exhibit 99.4 to the Company's Current Report on Form 8-K filed
          September 3, 2002 and incorporated herein by reference).

  10.24   Credit Agreement dated August 19, 2002 between Pro-Fac Cooperative,
          Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed
          September 3, 2002 and incorporated herein by reference).

  10.25   Securityholders Agreement dated August 19, 2002 among Agrilink
          Holdings LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

  10.26   Amendment No. 1 to the Securityholders Agreement (filed as Exhibit
          10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

  10.27   Amended and Restated Limited Liability Company Agreement of Agrilink
          Holdings LLC dated August 19, 2002 among Agrilink Holdings LLC,
          Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others
          (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

  10.28   Amendment No. 1 to the Amended and Restated Limited Liability Company
          Agreement (filed as Exhibit 10.24 to the Company's Annual Report on
          Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

  10.29   Amendment No. 2 to the Amended and Restated Liability Company
          Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on
          Form 10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

  10.30   Management Agreement dated August 19, 2002 among Agrilink Foods, Inc.,
          Agrilink Holdings Inc. and Vestar Capital Partners (filed as Exhibit
          99.8 to the Company's Current Report on Form 8-K filed September 3,
          2002 and incorporated herein by reference).

 *10.31   Employment Agreement with Neil Harrison effective September 8, 2005
          (filed herewith).

 *10.32   Summary of Compensation Arrangements for Named Executive Officers and
          Directors of Birds Eye Foods, Inc. (filed herewith)

  14      Code of Ethics Policy (filed as Exhibit 14 to the Company's Annual
          Report on Form 10-K Equivalent for the fiscal year ended June 26, 2004 and incorporated herein by reference).

  21.1    List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
          Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

  24      Power of Attorney (included on page 78 of this Report).

  31.1 Section 302 Certification of the Principal Executive Officer (filed herewith).

                                  EXHIBIT INDEX

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
  31.2    Section 302 Certification of the Principal Financial Officer (filed herewith).

*Management contracts or compensatory plans.