Form 10-Q
period 2005-09-24
BIRDS EYE FOODS INC
filed 2005-11-04
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 -------------

                              Form 10-Q Equivalent

                                 -------------


(Mark One)   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 2005

                                         OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____

                             Commission File Number N/A
                                                    ---

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES      NO X
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 4, 2005.

                              Common Stock: 11,000

     o This Form 10-Q Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Loss
(Dollars in Thousands)
(Unaudited)

                                                                      Three Months Ended      Three Months Ended
                                                                      September 24, 2005      September 25, 2004
                                                                      ------------------      ------------------
Net sales                                                           $            196,656    $            177,344
Cost of sales                                                                   (161,319)               (142,990)
                                                                    --------------------    --------------------
Gross profit                                                                      35,337                  34,354
Selling, administrative, and general expense                                     (27,452)                (28,364)
Restructuring                                                                     (4,492)                      0
                                                                    --------------------    --------------------
Operating income                                                                   3,393                   5,990
Interest expense                                                                  (7,841)                 (6,356)
                                                                    --------------------    --------------------
Pretax loss from continuing operations                                            (4,448)                   (366)
Tax benefit                                                                        1,734                     146
                                                                    --------------------    --------------------
Loss from continuing operations                                                   (2,714)                   (220)
Discontinued operations, net of tax                                                 (281)                      0
                                                                    --------------------    --------------------
Net loss                                                                          (2,995)                   (220)

Accumulated earnings at beginning of period                                       71,228                  52,623
                                                                    --------------------    --------------------
Accumulated earnings at end of period                               $             68,233    $             52,403
                                                                    ====================    ====================

Net loss                                                            $             (2,995)   $               (220)
Other comprehensive income/(loss):
   Minimum pension liability, net of taxes                                          (175)                      0
   Unrealized (loss)/gain on hedging activity, net of taxes                         (178)                    145
                                                                    --------------------    --------------------
Comprehensive loss                                                  $             (3,348)   $                (75)
                                                                    ====================    ====================

Accumulated other comprehensive loss
   at beginning of period                                           $            (14,657)   $            (11,530)
   Minimum pension liability, net of taxes                                          (175)                      0
   Unrealized (loss)/gain on hedging activity, net of taxes                         (178)                    145
                                                                    --------------------    --------------------
Accumulated other comprehensive loss
   at end of period                                                 $            (15,010)   $            (11,385)
                                                                    ====================    ====================

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except For Share and Per Share Information)
(Unaudited)

                                                                                 September 24,              June 25,
                                                                                     2005                     2005
                                                                             --------------------    --------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $              4,533    $             36,002
   Accounts receivable trade, net of allowances for doubtful accounts                      65,769                  60,208
   Accounts receivable, other                                                               8,878                   4,011
   Income taxes refundable                                                                  2,011                     269
   Inventories, net                                                                       278,782                 196,287
   Current investment in CoBank                                                               369                     383
   Prepaid manufacturing expense                                                                0                  12,108
   Prepaid expenses and other current assets                                                9,997                   9,696
   Held for sale assets                                                                       148                   5,497
   Current deferred tax asset                                                               5,383                   5,276
                                                                             --------------------    --------------------
         Total current assets                                                             375,870                 329,737
Investment in CoBank                                                                          633                     719
Property, plant, and equipment, net of accumulated depreciation of $62,194
   and $56,826, respectively                                                              188,516                 191,637
Goodwill                                                                                   45,104                  45,101
Trademarks and other intangible assets, net                                               221,760                 222,496
Other assets                                                                               13,452                  14,834
                                                                             --------------------    --------------------
         Total assets                                                        $            845,335    $            804,524
                                                                             ====================    ====================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                       $                854    $                865
   Current portion of long-term debt                                                        2,700                   2,700
   Current portion of Termination Agreement with Pro-Fac Cooperative, Inc.                  9,536                   9,455
   Accounts payable                                                                        84,162                  78,597
   Accrued interest                                                                         3,715                   2,144
   Accrued employee compensation                                                            7,290                   7,296
   Other accrued liabilities                                                               49,964                  44,334
   Held for sale liabilities                                                                    0                   2,014
   Growers payable due to Pro-Fac Cooperative, Inc.                                        13,579                   8,395
                                                                             --------------------    --------------------
         Total current liabilities                                                        171,800                 155,800
Obligations under capital leases                                                            2,169                   2,373
Long-term debt                                                                            336,187                 298,548
Long-term portion of Termination Agreement with Pro-Fac Cooperative, Inc.                   5,169                   8,836
Other non-current liabilities                                                              61,788                  67,228
Non-current deferred tax liability                                                         12,180                  12,353
                                                                             --------------------    --------------------
         Total liabilities                                                                589,293                 545,138
                                                                             --------------------    --------------------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                         0                       0
   Additional paid-in capital                                                             202,819                 202,815
   Accumulated earnings                                                                    68,233                  71,228
   Accumulated other comprehensive income/(loss):
     Unrealized (loss)/gain on hedging activity, net of taxes                                 (67)                    111
     Minimum pension liability adjustment, net of taxes                                   (14,943)                (14,768)
                                                                             --------------------    --------------------
         Total shareholder's equity                                                       256,042                 259,386
                                                                             --------------------    --------------------
         Total liabilities and shareholder's equity                          $            845,335    $            804,524
                                                                             ====================    ====================


The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                           Three Months Ended
                                                                              --------------------------------------------
                                                                                September 24, 2005      September 25, 2004
                                                                              --------------------    --------------------
Cash Flows From Operating Activities:
   Net loss                                                                   $             (2,995)   $               (220)
   Adjustments to reconcile loss to net cash used in operating activities-
       Asset impairment charge within discontinued operations                                  454                       0
       Restructuring                                                                         4,492                       0
       Amortization of certain intangible assets                                               736                     445
       Depreciation                                                                          5,351                   5,230
       Amortization of debt issue costs, amendment costs, and debt premiums                  1,704                   1,801
       Gain on sale of assets                                                                   (3)                    (69)
       Transitional Services Agreement with Pro-Fac Cooperative, Inc.                            0                     (71)
       Provision for deferred taxes                                                           (173)                      0
       Provision for losses on accounts receivable                                             160                     120
   Change in assets and liabilities, excluding effects of acquisitions:
     Accounts receivable                                                                   (10,589)                 (9,224)
     Inventories and prepaid manufacturing expense                                         (70,239)                (74,348)
     Income taxes refundable                                                                (1,782)                     15
     Accounts payable and other accrued liabilities                                          9,981                   6,740
     Due to Pro-Fac Cooperative, Inc., net                                                   5,185                   8,952
     Other assets and liabilities, net                                                      (6,875)                    663
                                                                              --------------------    --------------------
Net cash used in operating activities                                                      (64,593)                (59,966)
                                                                              --------------------    --------------------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                (3,497)                 (5,511)
   Proceeds from disposals                                                                   3,008                     134
   Acquisition of California & Washington Company                                                0                 (73,427)
   Proceeds from investment in CoBank                                                           99                     459
                                                                              --------------------    --------------------
Net cash used in investing activities                                                         (390)                (78,345)
                                                                              --------------------    --------------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                              38,400                  74,500
   Payments on long-term debt                                                                 (675)                   (675)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                         (4,000)                 (4,000)
   Payments on capital leases                                                                 (215)                   (224)
   Birds Eye Holdings, Inc. investment, net                                                      4                       0
                                                                              --------------------    --------------------
   Net cash provided by financing activities                                                33,514                  69,601
                                                                              --------------------    --------------------
Net change in cash and cash equivalents                                                    (31,469)                (68,710)
Cash and cash equivalents at beginning of period                                            36,002                  72,887
                                                                              --------------------    --------------------
Cash and cash equivalents at end of period                                    $              4,533    $              4,177
                                                                              ====================    ====================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest, net of amounts capitalized                                     $              4,541    $              2,283
                                                                              ====================    ====================
     Income taxes received, net                                               $                  0    $                161
                                                                              ====================    ====================
   Supplemental schedule of non-cash operating, investing and financing activities:
     Capital lease obligations incurred                                       $                  0    $                200
                                                                              ====================    ====================
     Property, plant and equipment purchases included in accounts payable     $                690    $                519
                                                                              ====================    ====================


The accompanying notes are an integral part of these consolidated financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. Birds Eye Foods is a wholly owned subsidiary of Birds Eye Holdings Inc. ("Holdings Inc."). The Company has three primary segments in which it markets its products, they include: branded frozen, branded dry, and non-branded products. The majority of each of the segments' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

On August 23, 2005, the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding this transaction.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the three months ended September 24, 2005 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 25, 2005.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Cash Flow Reclassification: Net cash provided by operating activities and net cash provided by investing activities in the accompanying Consolidated Statements of Cash Flows was adjusted by $0.6 million in the first quarter of fiscal 2005, to reflect non-cash property, plant and equipment purchases.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's consolidated financial statements.

In May 2004, the FASB issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1. FSP 106-2 requires that until an employer is able to determine whether benefits provided by its plan are "actuarially equivalent" to Medicare Part D under the Act, it must disclose the existence of the Act and the fact that the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. The guidance in FSP 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company is currently evaluating these regulations; however, based on the current design of the Company's postretirement benefit plans, the implementation of FSP 106-2 is not expected to have a material effect on the Company's consolidated financial statements. See further disclosure at NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and post retirement benefits.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical information. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.3 million at September 24, 2005, and $1.1 million at June 25, 2005.

Additional Paid-In Capital: The change in additional paid-in capital results from Holdings LLC and Holdings Inc. investment of $4 thousand in the Company.

Comprehensive Income: Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income. The Company includes adjustments for minimum pension liabilities and unrealized gains and losses on hedging transactions in other comprehensive income. The income taxes related to the Company's minimum pension liabilities and unrealized gains and losses on hedging transactions in the first quarter of fiscal years 2006 and 2005, amounted to approximately a $0.2 million tax benefit and a $0.1 million tax provision, respectively, in other comprehensive income.

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

In accordance with GAAP, the excess of the cost of C&W over the fair value of the identifiable assets and liabilities of C&W as of the final allocation of purchase price was approximately $9.8 million.

(Dollars in Thousands)

                                        Amount
                                      ----------
   Accounts receivable                $    3,437
   Inventories                             3,336
   Prepaid expenses and
     other current assets                     52
   Property, plant and equipment              22
   Goodwill                                9,750
   Trademarks and other intangibles       61,070
   Accounts payable                       (1,696)
   Accrued employee compensation            (276)
   Other accrued liabilities              (1,405)
                                      ----------
      Total allocation                $   74,290
                                      ==========

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations for the three months ended September 24, 2005. Due to insignificance, the results of operations for C&W for the period September 23, 2004 - September 25, 2004 have not been included in the Company's Consolidated Statement of Operations for the three months ended September 25, 2004 but rather have been reflected in the three months ended December 25, 2004. The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the period presented:

(Dollars in Thousands)

                                             Three months ended
                                                September 25,
                                                    2004
                                             ------------------
Net sales                                         $ 183,902
Loss from continuing operations                        (406)
Net loss                                               (406)

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, taxes and amortization. These results do not purport to be indicative of the results of operations which actually would have resulted had this Acquisition occurred at the beginning of the first quarter of the fiscal 2005 year, or of the future operations of the Company.

NOTE 3.       DISCONTINUED OPERATIONS AND HELD FOR SALE ASSETS AND LIABILITIES

On August 23, 2005, Birds Eye Foods entered into and completed transactions under a Stock Purchase Agreement (the "Sale Agreement") with Congelados Don Jose S.P.R. de R.L. ("CDJ") pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of Birds Eye de Mexico, S.A. de C.V. ("BEMSA"), a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. The transactions did not impact products carrying the Birds Eye brand name or any other brand names of the Company.

As of June 25, 2005, the Company had committed to a plan to sell its BEMSA subsidiary and all of the operating assets located at the Celaya, Mexico plant. In connection with this plan, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax) in the fourth quarter of fiscal 2005. In addition, the assumed liabilities were classified as liabilities held for sale as of June 25, 2005. The final accounting for the sale as of the closing date resulted in an additional $0.3 million impairment charge (net of taxes of $0.2 million) and is included as a component of discontinued operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Loss for the three months ended September 24, 2005.

Having met the criteria outlined in SFAS No. 144, certain land in Sodus, Michigan is classified as an asset held for sale on the Company's Consolidated Balance Sheet as of September 24, 2005.

The major classes of assets included in the Consolidated Balance Sheet as assets held for sale at estimated fair value less costs to sell and held for sale liabilities are as follows:

(Dollars in Thousands)

                                                       September 24,            June 25,
                                                           2005                     2005
                                                       ----------             -----------
Assets held for sale:
Accounts receivable trade                                $      0               $    379
Accounts receivable, other                                      0                      4
Inventories                                                     0                    369
Prepaid expenses and other current assets                       0                    670
Property, plant and equipment, net                            148                  4,034
Other assets                                                    0                     41
                                                        ---------               --------
   Total assets held for sale                           $     148               $  5,497
                                                        =========               ========

Held for sale liabilities:
Accounts payable                                        $       0               $   (744)
Income taxes payable                                            0                   (308)
Accrued employee compensation                                   0                   (716)
Other accrued liabilities                                       0                   (246)
                                                        ---------               --------
   Total held for sale liabilities                      $       0               $ (2,014)
                                                        =========               ========

NOTE 4.       INVENTORIES

The major classes of inventories, net of inventory obsolescence reserves of $7.3 million and $6.4 million, as of September 24, 2005 and June 25, 2005, respectively, are as follows:

(Dollars in Thousands)

                                          September 24,       June 25,
                                              2005              2005
                                        ---------------     ------------
Finished goods                            $  260,484         $  175,432
Raw materials and supplies                    18,298             20,855
                                          ----------         ----------
   Total inventories                      $  278,782         $  196,287
                                          ==========         ==========

NOTE 5.       ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 5 to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized.

The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                                    September 24,                          June 25,
                                                        2005                                 2005
                                           -----------------------------         ----------------------------
                                            Gross                                 Gross
                                           Carrying        Accumulated           Carrying       Accumulated
                                            Amount         Amortization           Amount        Amortization
                                            ------         ------------           ------        ------------
Amortized intangible assets:
   Customer relationships                  $   36,100        $   (3,553)         $  36,100        $   (3,135)
   License agreement                           10,406            (2,344)            10,406            (2,156)
   Other                                        2,921            (1,270)             2,921            (1,140)
                                           ----------        -----------         ---------        ----------
     Total                                     49,427        $   (7,167)            49,427        $   (6,431)
                                           ----------        ===========         ---------        ==========

Unamortized intangible assets:
   Trademarks                                 179,500                              179,500
                                           ----------                            ---------
     Total                                 $  228,927                            $ 228,927
                                           ==========                            =========

The aggregate amortization expense associated with intangible assets for the three months ended September 24, 2005 and September 25, 2004 was $0.7 million and $0.4 million, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                           Aggregate
                            Annual
Fiscal                   Amortization
Year                       Expense
----                     ------------
2007                       $  2,815
2008                          2,803
2009                          2,803
2010                          2,533
2011                          2,423

NOTE 6.       DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                             September 24,          June 25,
                                                                 2005                 2005
                                                            ---------------       ------------
Term Loan Facility                                           $  249,484            $  250,159
Senior Subordinated Notes                                        51,003                51,089
Revolving Credit Facility                                        38,400                     0
                                                             ----------            ----------
Total debt                                                      338,887               301,248
Less current portion                                             (2,700)               (2,700)
                                                             -----------           ----------
Total long-term debt                                         $  336,187            $  298,548
                                                             ==========            ==========

Bank Debt: On August 19, 2002, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. As of September 24, 2005, (i) there were $38.4 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.2 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $138.4 million.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due.

As of September 24, 2005, the interest rate under the Revolving Credit Facility was approximately 5.74 percent, and the interest rate under the Term Loan Facility was approximately 6.42 percent.

As of September 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: Birds Eye Foods has outstanding $50.0 million of its 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. As of September 24, 2005, the premium related to the Notes was $1.0 million and is being amortized against interest expense over the remaining life of the outstanding Notes.

As of September 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

NOTE 7.       INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Total Periodic Benefit Cost/Pension Benefits

(Dollars in Thousands)

                                                       Pension Benefits
                                                       Three Months Ended
                                                   ------------------------------
                                                   September 24,   September 25,
                                                       2005             2004
                                                   -------------  ---------------
Service cost                                         $   1,319       $   1,114
Interest cost                                            2,118           1,981
Expected return on plan assets                          (1,874)         (1,793)
Amortization of prior service cost                           1               1
Amortization of net loss                                   272             211
                                                     ---------       ---------
Net periodic cost - Company plans                    $   1,836       $   1,514
Net periodic cost - union plans                             63             102
Special termination benefits                             2,487               0
                                                     ---------       ---------
Total periodic benefit cost                          $   4,386       $   1,616
                                                     =========       =========

The special termination benefits reflect the accelerated vesting of retirement benefits provided to the Company's former Chairman, President and Chief Executive Officer which is included in restructuring on the Consolidated Statement of Operations, Accumulated Earinings, and Comprehensive Loss. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosure.

The Company made a voluntary contribution of $10.9 million to its pension plans in the first quarter of fiscal 2006.

Components of Total Periodic Benefit Cost/Postretirement Benefits Other Than Pensions

(Dollars in Thousands)

                                           Postretirement Benefits Other than Pensions
                                                        Three Months Ended
                                                   ------------------------------
                                                   September 24,    September 25,
                                                       2005             2004
                                                   -------------  ---------------
Service cost                                         $      12       $      11
Interest cost                                               46              49
Amortization of prior service cost                          (7)             (7)
                                                     ----------      ---------
Total periodic benefit cost                          $      51       $      53
                                                     =========       =========

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                             Three Months Ended
                                                --------------------------------------------
                                                  September 24,             September 25,
                                                       2005                      2004
                                                -----------------         -----------------
Net Sales:
   Branded frozen                                  $     77.9                   $   63.1
   Branded dry                                           47.9                       45.6
   Non-branded                                           70.9                       68.6
                                                   ----------                   --------
Total continuing segments                          $    196.7                   $  177.3
                                                   ==========                   ========
Operating income:
   Branded frozen                                  $      6.6                   $    4.2
   Branded dry                                            7.0                        6.9
   Non-branded                                           (5.7)                      (5.1)
   Restructuring (1)                                     (4.5)                       0.0
                                                   -----------                  --------
Continuing segment operating income                       3.4                        6.0
Interest expense                                         (7.8)                      (6.4)
                                                   -----------                  --------
Pretax loss from continuing operations             $     (4.4)                  $   (0.4)
                                                   ===========                  ========

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance.

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


                                                                               Statement of Operations
                                                                        Three Months Ended September 24, 2005
                                                     -------------------------------------------------------------------------
                                                       Birds Eye      Subsidiary  Non-Guarantor   Eliminating
                                                       Foods, Inc.    Guarantors  Subsidiaries     Entries        Consolidated
                                                     -------------    ----------  -------------   -----------     ------------
(Dollars in Thousands)

Net sales                                            $   189,643      $    7,013     $        0     $       0      $   196,656
Cost of sales                                           (156,439)         (4,880)             0             0         (161,319)
                                                     ------------     -----------    ----------     ---------      ------------
Gross profit                                              33,204           2,133              0             0           35,337
Restructuring                                             (4,492)              0              0             0           (4,492)
Selling, administrative, and general expense             (26,255)         (1,197)             0             0          (27,452)
Other (expense)/income                                    (6,613)          6,613              0             0                0
Income from subsidiaries                                   7,137             651              0        (7,788)               0
                                                     -----------      ----------     ----------     ----------     -----------
Operating income                                           2,981           8,200              0        (7,788)           3,393
Interest (expense)/income                                (10,833)          1,526          1,466             0           (7,841)
                                                     ------------     ----------     ----------     ---------      ------------
Pretax (loss)/income from continuing operations           (7,852)          9,726          1,466        (7,788)          (4,448)
Tax benefit/(provision)                                    5,138          (3,404)             0             0            1,734
                                                     -----------      -----------    ----------     ---------      -----------
(Loss)/Income from continuing operations                  (2,714)          6,322          1,466        (7,788)          (2,714)
Discontinued operations (net of tax)                        (281)           (619)             0           619             (281)
                                                     ------------     -----------    ----------     ---------      ------------
Net (loss)/income                                    $    (2,995)     $    5,703     $    1,466     $  (7,169)     $    (2,995)
                                                     ============     ==========     ==========     ==========     ============

                                                                                    Balance Sheet
                                                                                 September 24, 2005
                                                     -------------------------------------------------------------------------------
                                                        Birds Eye     Subsidiary   Non-Guarantor    Eliminating
                                                       Foods, Inc.    Guarantors   Subsidiaries        Entries          Consolidated
                                                     -------------    ----------   -------------    --------------      ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     4,427      $      106     $        0        $         0       $     4,533
   Accounts receivable, net                               70,359           4,288              0                  0            74,647
   Inventories -
     Finished goods                                      259,900             584              0                  0           260,484
     Raw materials and supplies                           17,830             468              0                  0            18,298
                                                     -----------      ----------     ----------        -----------       -----------
       Total inventories                                 277,730           1,052              0                  0           278,782

   Other current assets                                   20,768              88            977             (3,925)           17,908
                                                     -----------      ----------     ----------        ------------      -----------

       Total current assets                              373,284           5,534            977             (3,925)          375,870

   Property, plant and equipment, net                    167,041          21,475              0                  0           188,516
   Investment in subsidiaries                            339,024          14,942              0           (353,966)                0
   Goodwill and other intangible assets, net              78,668         188,196              0                  0           266,864
   Other assets                                           13,779          98,412         32,677           (130,783)           14,085
                                                     -----------      ----------     ----------        ------------      -----------
       Total assets                                  $   971,796      $  328,559     $   33,654        $  (488,674)      $   845,335
                                                     ===========      ==========     ==========        ============      ===========

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $     2,700      $        0     $        0        $         0       $     2,700
   Current portion of Termination
     Agreement with Pro-Fac
     Cooperative, Inc.                                     9,536               0              0                  0             9,536
   Accounts payable                                       83,311             851              0                  0            84,162
   Accrued interest                                        4,692               0              0               (977)            3,715
   Intercompany loans                                     (2,772)          2,772              0                  0                 0
   Other current liabilities                              70,010           4,625              0             (2,948)           71,687
                                                     -----------      ----------     ----------        ------------      -----------
       Total current liabilities                         167,477           8,248              0             (3,925)          171,800
   Long-term debt                                        368,864               0              0            (32,677)          336,187
   Long-term portion of Termination
     Agreement with Pro-Fac Cooperative, Inc.              5,169               0              0                  0             5,169
   Other non-current liabilities                         174,243               0              0            (98,106)           76,137
                                                     -----------      ----------     ----------        ------------      -----------

       Total liabilities                                 715,753           8,248              0           (134,708)          589,293

   Shareholder's equity                                  256,043         320,311         33,654           (353,966)          256,042
                                                     -----------      ----------     ----------        ------------      -----------

       Total liabilities and shareholder's equity    $   971,796      $  328,559     $   33,654        $  (488,674)      $   845,335
                                                     ===========      ==========     ==========        ============      ===========

                                                                                    Statement of Cash Flows
                                                                             Three Months Ended September 24, 2005
                                                           -------------------------------------------------------------------------
                                                            Birds Eye       Subsidiary  Non-Guarantor   Eliminating
                                                           Foods, Inc.      Guarantors   Subsidiaries     Entries       Consolidated
                                                           ------------   ------------   ------------   ------------   -------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net (loss)/income                                       $     (2,995)  $      5,703   $      1,466   $     (7,169)  $     (2,995)
   Adjustments to reconcile net (loss)/income to net cash
     provided by/(used in) operating activities -
       Asset impairment charge within
         discontinued operations                                      0            454              0              0            454
       Depreciation                                               4,828            523              0              0          5,351
       Amortization of certain intangible assets                    548            188              0              0            736
       Amortization of debt issue costs, amendment costs,
         and debt premiums                                        2,192              0           (488)             0          1,704
       Gain on sale of assets                                        (4)             1              0              0             (3)
       Equity in undistributed earnings of subsidiaries            (326)          (222)             0            548              0
       Change in working capital                                (68,880)          (949)           (11)             0        (69,840)
                                                           ------------   ------------   ------------   ------------   ------------
Net cash (used in)/provided by operating activities             (64,637)         5,698            967         (6,621)       (64,593)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (3,332)          (165)             0              0         (3,497)
   Proceeds from disposals                                          494          2,514              0              0          3,008
   Distributions from Birds Eye de Mexico                         2,740              0              0         (2,740)             0
   Proceeds from investment in CoBank                                99              0              0              0             99
                                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by/(used in) investing activities                   1          2,349              0         (2,740)          (390)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                   38,400              0              0              0         38,400
   Payments on long-term debt                                      (675)             0              0              0           (675)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                   (4,000)             0              0              0         (4,000)
   Payments on capital leases                                      (215)             0              0              0           (215)
   Birds Eye Holdings, Inc. investment, net                           4              0              0              0              4
   Distribution to Birds Eye Foods                                    0         (2,740)             0          2,740              0
   Dividends paid                                                     0         (5,654)          (967)         6,621              0
                                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by/(used in) financing activities              33,514         (8,394)          (967)         9,361         33,514
                                                           ------------   ------------   ------------   ------------   ------------

Net change in cash and cash equivalents                         (31,122)          (347)             0              0        (31,469)

Cash and cash equivalents at beginning of period                 35,549            453              0              0         36,002
                                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                 $      4,427   $        106   $          0   $          0   $      4,533
                                                           ============   ============   ============   ============   ============

                                                                                   Statement of Operations
                                                                             Three Months Ended September 25, 2004
                                                           -------------------------------------------------------------------------
                                                            Birds Eye       Subsidiary  Non-Guarantor   Eliminating
                                                           Foods, Inc.      Guarantors   Subsidiaries     Entries       Consolidated
                                                           ------------   ------------   ------------   ------------   -------------
(Dollars in Thousands)

Net sales                                                  $    172,501   $      4,843   $          0  $          0   $    177,344
Cost of sales                                                  (139,304)        (3,686)             0             0       (142,990)
                                                           ------------   ------------   ------------  ------------   ------------
Gross profit                                                     33,197          1,157              0             0         34,354
Selling, administrative, and general expense                    (27,507)          (857)             0             0        (28,364)
Other (expense)/income                                           (5,867)         5,867              0             0              0
Income from subsidiaries                                          5,950            651              0        (6,601)             0
                                                           ------------   ------------   ------------  ------------   ------------
Operating income                                                  5,773          6,818              0        (6,601)         5,990
Interest (expense)/income                                        (8,909)         1,087          1,466             0         (6,356)
                                                           ------------   ------------   ------------  ------------   ------------
Pretax (loss)/income from continuing operations                  (3,136)         7,905          1,466        (6,601)          (366)
Tax benefit/(provision)                                           2,916         (2,770)             0             0            146
                                                           ------------   ------------   ------------  ------------   ------------
(Loss)/Income from continuing operations                           (220)         5,135          1,466        (6,601)          (220)
Discontinued operations (net of tax)                                  0           (819)             0           819              0
                                                           ------------   ------------   ------------  ------------   ------------
Net (loss)/income                                          $       (220)  $      4,316   $      1,466  $     (5,782)  $       (220)
                                                           ============   ============   ============  ============   ============

                                                                                        Balance Sheet
                                                                                        June 25, 2005
                                                           -------------------------------------------------------------------------
                                                            Birds Eye       Subsidiary  Non-Guarantor   Eliminating
                                                           Foods, Inc.      Guarantors   Subsidiaries     Entries       Consolidated
                                                           ------------   ------------   ------------   ------------   -------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                               $     35,549  $        453   $          0  $          0   $     36,002
   Accounts receivable, net                                      60,045         4,174              0             0         64,219
   Inventories -
     Finished goods                                             174,696           736              0             0        175,432
     Raw materials and supplies                                  20,304           551              0             0         20,855
                                                           ------------  ------------   ------------  ------------   ------------
       Total inventories                                        195,000         1,287              0             0        196,287

   Other current assets                                          30,017         6,131            967        (3,886)        33,229
                                                           ------------  ------------   ------------  ------------   ------------

       Total current assets                                     320,611        12,045            967        (3,886)       329,737

   Property, plant and equipment, net                           169,809        21,828              0             0        191,637
   Investment in subsidiaries                                   349,201        14,720              0      (363,921)             0
   Goodwill and other intangible assets, net                     79,214       188,383              0             0        267,597
   Other assets                                                  15,251        98,439         32,188      (130,325)        15,553
                                                           ------------  ------------   ------------  ------------   ------------
       Total assets                                        $    934,086  $    335,415   $     33,155  $   (498,132)  $    804,524
                                                           ============  ============   ============  ============   ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                       $      2,700  $          0   $          0  $          0   $      2,700
   Current portion of Termination Agreement with
     Pro-Fac Cooperative, Inc.                                    9,455             0              0             0          9,455
   Accounts payable                                              77,571         1,026              0             0         78,597
   Accrued interest                                               3,111             0              0          (967)         2,144
   Intercompany loans                                             2,904        (2,904)             0             0              0
   Other current liabilities                                     59,296         6,527              0        (2,919)        62,904
                                                           ------------  ------------   ------------  ------------   ------------
       Total current liabilities                                155,037         4,649              0        (3,886)       155,800
   Long-term debt                                               330,736             0              0       (32,188)       298,548
   Long-term portion of Termination
     Agreement with Pro-Fac Cooperative, Inc.                     8,836             0              0             0          8,836
   Other non-current liabilities                                180,091             0              0       (98,137)        81,954
                                                           ------------  ------------   ------------  ------------   ------------

       Total liabilities                                        674,700         4,649              0      (134,211)       545,138

   Shareholder's equity                                         259,386       330,766         33,155      (363,921)       259,386
                                                           ------------  ------------   ------------  ------------   ------------

       Total liabilities and shareholder's equity          $    934,086  $    335,415   $     33,155  $   (498,132)  $    804,524
                                                           ============  ============   ============  ============   ============

                                                                                    Statement of Cash Flows
                                                                             Three Months Ended September 25, 2004
                                                           -------------------------------------------------------------------------
                                                            Birds Eye       Subsidiary  Non-Guarantor   Eliminating
                                                           Foods, Inc.      Guarantors   Subsidiaries     Entries       Consolidated
                                                           ------------   ------------   ------------   ------------   -------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net (loss)/income                                       $       (220)  $      4,316   $      1,466   $     (5,782)  $       (220)
   Adjustments to reconcile net (loss)/income to net cash
     provided by/(used in) operating activities -
       Depreciation                                               4,700            530              0              0          5,230
       Amortization of certain intangible assets                    257            188              0              0            445
       Amortization of debt issue costs, amendment costs,
         and debt premiums                                        2,289              0           (488)             0          1,801
       Gain on sale of assets                                       (69)             0              0              0            (69)
       Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                                  (71)             0              0              0            (71)
       Equity in undistributed earnings of subsidiaries          (1,165)          (222)             0          1,387              0
       Change in working capital                                (66,225)          (846)           (11)             0        (67,082)
                                                           ------------   ------------   ------------   ------------   ------------
Net cash (used in)/provided by operating activities             (60,504)         3,966            967         (4,395)       (59,966)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (5,391)          (120)             0              0         (5,511)
   Proceeds from disposals                                          134              0              0              0            134
   Acquisition of California & Washington Company               (73,427)             0              0              0        (73,427)
   Proceeds from investment in CoBank                               459              0              0              0            459
                                                           ------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                           (78,225)          (120)             0              0        (78,345)
                                                           ------------   ------------   ------------   ------------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                   74,500              0              0              0         74,500
   Payments on long-term debt                                      (675)             0              0              0           (675)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                   (4,000)             0              0              0         (4,000)
   Payments on capital leases                                      (224)             0              0              0           (224)
   Dividends paid                                                     0         (3,428)          (967)         4,395              0
                                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by/(used in) financing activities              69,601         (3,428)          (967)         4,395         69,601
                                                           ------------   ------------   ------------   ------------   ------------

Net change in cash and cash equivalents                         (69,128)           418              0              0        (68,710)

Cash and cash equivalents at beginning of period                 72,701            186              0              0         72,887
                                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                 $      3,573   $        604   $          0   $          0   $      4,177
                                                           ============   ============   ============   ============   ============


NOTE 10. OTHER MATTERS

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

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

o fluctuations in the cost of supply chain elements, including energy and energy related costs;

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This section should be read in conjunction with Part I, Item 1. Financial Statements of this Report.

Birds Eye Foods has three primary segments including: branded frozen, branded dry, and non-branded. The majority of each of the segments' net sales are within the United States as of September 24, 2005. In addition, all of the Company's operating facilities are within the United States.

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

The following tables illustrate the results of operations by segment for the three months ended September 24, 2005 and September 25, 2004:

Net Sales

(Dollars in Millions)

                                                                Three Months Ended
                                                   ---------------------------------------------
                                                       September 24,            September 25,
                                                           2005                     2004
                                                   --------------------     --------------------
                                                                 % of                     % of
                                                       $         Total           $        Total
                                                   ---------    -------     ---------   --------
Branded frozen                                          77.9       39.6          63.1       35.6
Branded dry                                             47.9       24.4          45.6       25.7
Non-branded                                             70.9       36.0          68.6       38.7
                                                   ---------    -------     ---------   --------
     Total                                             196.7      100.0         177.3      100.0
                                                   =========    =======     =========   ========


Operating Income

(Dollars in Millions)

                                                                         Three Months Ended
                                                             ---------------------------------------
                                                             September 24,            September 25,
                                                                   2005                    2004
                                                             ---------------          --------------
Branded frozen                                                  $   6.6                 $    4.2
Branded dry                                                         7.0                      6.9
Non-branded                                                        (5.7)                    (5.1)
                                                                --------                ---------
     Subtotal                                                       7.9                      6.0
Restructuring (1)                                                  (4.5)                     0.0
                                                                --------                --------
     Total                                                      $   3.4                 $    6.0
                                                                 ======                  =======

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activity.

EBITDA (1)

The following table sets forth continuing segment EBITDA (defined as loss from continuing operations plus interest, taxes, depreciation and amortization) for the three months ended September 24, 2005 and September 25, 2004. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments, and is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability of operating results. EBITDA should, however, be considered in addition to, and not as a substitute for or superior to operating income, net income, cash flows from operating activities, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                                             Three Months Ended
                                                                --------------------------------------------
                                                                    September 24,            September 25,
                                                                        2005                    2004
                                                                --------------------    --------------------
                                                                              % of                    % of
                                                                    $         Total        $          Total
                                                                ---------    --------   --------     ------
Branded frozen                                                       8.7        91.6         5.9       50.4
Branded dry                                                          7.9        83.2         7.8       66.7
Non-branded                                                         (2.6)      (27.4)       (2.0)     (17.1)
Restructuring (2)                                                   (4.5)      (47.4)        0.0        0.0
                                                                ---------    --------   --------     ------
   Continuing segment EBITDA                                         9.5       100.0        11.7      100.0
                                                                             =======                 ======
Reconciliation of EBITDA from continuing
   operations to net income:
Depreciation and amortization                                       (6.1)                   (5.7)
                                                                ---------               --------
Operating income                                                     3.4                     6.0
Interest expense                                                    (7.8)                   (6.4)
Tax benefit                                                          1.7                     0.2
Discontinued operations, net of tax                                 (0.3)                    0.0
                                                                ---------               --------
Net loss                                                            (3.0)                   (0.2)
                                                                =========               =========

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as loss from continuing operations plus interest, taxes, depreciation, and amortization.

(2) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to the Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activity.


       CHANGES FROM FIRST QUARTER FISCAL 2005 TO FIRST QUARTER FISCAL 2006

Net Sales: Net sales for the fiscal 2006 period were $196.7 million, an increase of $19.4 million, or 10.9 percent, as compared to net sales of $177.3 million in the fiscal 2005 period. The increase is associated with a $14.8 million improvement within the branded frozen segment primarily as a result of the acquisition of California & Washington Company ("C&W") on September 23, 2004.
In addition, the Company's Birds Eye Voila! product line benefited from prior restage efforts and expanded distribution in alternate channels. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2006 period increased $0.9 million or
2.6 percent to $35.3 million as compared to $34.4 million for the fiscal 2005 period while gross profit margin decreased to 18.0 percent from 19.4 percent. The decrease in gross profit margin is mainly due to increased product, fuel and benefit costs. To offset these increasing costs and restore margins, the Company will continue to focus on cost-saving efforts in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2006 period have decreased $0.9 million to $27.5 million, as compared to $28.4 million in the fiscal 2005 period or 3.2 percent. The Company benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005. In addition, costs incurred in the first quarter of fiscal 2005 associated with packaging changes and various consumer events were not repeated in the first quarter of fiscal 2006.

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

Operating Income: Operating income for the fiscal 2006 period was $3.4 million, a decrease of $2.6 million as compared to $6.0 million in the fiscal 2005 period. The decline is attributable to those factors discussed above. The branded frozen and branded dry segments increased $2.4 million and $0.1 million, respectively, and the non-branded segment declined $0.6 million. Significant variances are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2006 period was $7.8 million compared to $6.4 million in the fiscal 2005 period. Interest expense was unfavorably impacted by higher general interest rates.

Tax Benefit: The benefit for income taxes in the first quarter of fiscal 2006 was $1.7 million compared to a benefit for income taxes of $0.2 million in the fiscal 2005 period. The variance in these amounts is impacted by the change in the pretax loss. The Company has not experienced any significant change in its consolidated effective tax rate.

Discontinued Operations, net of tax: On August 23, 2005, Birds Eye Foods entered into and completed transactions under a Stock Purchase Agreement (the "Sale Agreement") with Congelados Don Jose S.P.R. de R.L. ("CDJ") pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of Birds Eye de Mexico, S.A. de C.V. ("BEMSA"), a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. In the fourth quarter of fiscal 2005, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, and recorded an impairment charge of $1.6 million (after-tax). The final accounting for the sale as of the closing date resulted in an additional impairment charge of $0.3 million (after-tax) in the first quarter of fiscal 2006.

Net Loss: Net loss for the fiscal 2006 period was $3.0 million compared to a net loss of $0.2 million in the fiscal 2005 period. The variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $77.9 million in the fiscal 2006 period, a net increase of $14.8 million or 23.5 percent as compared to net sales of $63.1 million for the fiscal 2005 period. Operating activity associated with the Company's acquisition of C&W benefited these results along with a net sales improvement of $6.3 million within the Company's Birds Eye Voila! product line. The Company also continues to address volume softness within its Birds Eye vegetable product categories as a result of price gaps and competitive activities. Management believes a more effective utilization of its promotional trade dollars along with a focused response to the consumers' increasing interest in health, nutrition and convenience will drive improvements in future periods.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.7 percent for the 12-week period ending September 11, 2005. The Company's branded market share (including C&W for all periods) on a unit basis at September 11, 2005 was 17.4 percent compared to
19.3 percent at September 12, 2004. The bagged meal category for the 12-week period ending September 11, 2005 increased 14.4 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending September 11, 2005 was 17.6 percent compared to 21.3 percent for the 12-week period ending September 12, 2004. The inclusion of new entries into the bagged meal category have resulted in negative comparisons for existing brands on a unit share basis.

Branded frozen operating income increased $2.4 million or 57.1 percent from $4.2 million in the fiscal 2005 period to $6.6 million in the fiscal 2006 period. The improvements in volume highlighted above along with reductions in spending associated with packaging changes and various consumer events in the first quarter of fiscal 2005 account for the variance. The branded frozen segment continues to face challenges from increased product, fuel and employee benefit costs and other inflationary pressures.

Branded Dry: Branded dry net sales were $47.9 million for the fiscal 2006 period, an increase of $2.3 million or 5.0 percent as compared to net sales of $45.6 million for the fiscal 2005 period. The increase was primarily attributable to the continued expansion of the Company's snack food business in the states of California and Washington through its Tim's Cascade Style Potato Chip product line.

Operating income for the branded dry segment was $7.0 million for the fiscal 2006 period, as compared to the prior year operating income of $6.9 million for the fiscal 2005 period. While the Company's operating income directly benefited from the increase in net sales, higher product costs negatively impacted earnings.

Non-branded: Non-branded net sales were $70.9 million for the fiscal 2006 period, an increase of $2.3 million or 3.4 percent as compared to $68.6 million in the fiscal 2005 period. Volume increases resulting from new business account for the growth in net sales. Non-branded operating income showed a loss of $5.7 million for the fiscal 2006 period, a $0.6 million decline as compared to an operating loss of $5.1 million for the fiscal 2005 period. The decline in operating income is attributable to the increase in product cost consistent with that experienced in the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share (including C&W for all periods) on a unit basis in the frozen vegetable category for the 12-week period ending September 11, 2005 was 30.2 percent compared to 31.6 percent for the 12-week period ending September 12, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the three months ended September 24, 2005 compared to the three months ended September 25, 2004.

Given the seasonal nature of the Company's crop intake for use in year-round production of its products, Birds Eye Foods generates significant negative cash flow from operations in the first quarter of each fiscal year. Net cash used in operating activities for the fiscal 2005 period was $64.6 million as compared to net cash used in operating activities of $60.0 million for the fiscal 2005 period, representing an increase in cash used of $4.6 million. The increase in cash used was primarily attributable to a voluntary contribution of $10.9 million made by the Company to its pension plan in the first quarter of fiscal 2006. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension benefits. This cash utilization was offset by the timing of the liquidation of outstanding balances of accounts payable and other accrued liabilities.

Net cash used in investing activities for the fiscal 2006 period was $0.4 million, as compared to net cash used in investing activities of $78.3 million for the fiscal 2005 period. On September 23, 2004, the Company completed the acquisition of California & Washington Company ("C&W"), which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Revolving Credit Facility defined below. See NOTE 2 to "the Notes to Consolidated Financial Statements" for additional disclosure of the acquisition of C&W. Capital expenditures were $3.5 million for the 2006 period compared to $5.5 million in the prior year period. The purchase of property, plant and equipment was for general operating purposes and is considered adequate to maintain its facility in proper working order.

Net cash provided by financing activities for the fiscal 2006 period was $33.5 million, as compared to net cash provided by financing activities of $69.6 million in the fiscal 2005 period, representing a change in cash inflows of $36.1 million. This change was primarily driven by net proceeds from the Revolving Credit Facility to finance the acquisition of C&W during the first quarter of fiscal 2005, offset by lower working capital borrowings on the Revolving Credit Facility in the fiscal 2005 period due to a higher beginning of year cash balance. The Company's borrowings on its Revolving Credit Facility during the first quarter of fiscal 2006 were used in the ordinary course of business.

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

As of September 24, 2005, (i) there were $38.4 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.2 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $138.4 million. The Company believes that the cash flow to be generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. For the quarter ended September 24, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.00 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.00 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of September 24, 2005, the interest rate under the Term Loan Facility was approximately 6.42 percent. The initial unused commitment fee is
0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of September 24, 2005, the interest rate under the Revolving Credit Facility was approximately 5.74 percent. Based on the Company's Consolidated Leverage Ratio, effective October 14, 2005, interest on the Revolving Credit Facility in the case of base rate loans will be base rate plus 1.25 percent and in the case of LIBOR loans will be LIBOR plus 2.25 percent.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. There was no "excess cash flow" or other such scenarios for the year ended June 25, 2005 requiring prepayments under the Term Loan Facility.

As of September 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye Foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Birds Eye Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. As of September 24, 2005, Birds Eye Foods had outstanding $50.0 million of its $200.00 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008.

Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

As of September 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

The Company, principal shareholders, or their affiliates may, from time-to-time, enter the market to purchase or sell Senior Subordinated Notes in compliance with any applicable securities laws.

Off-Balance Sheet Arrangements and Other Commitments: The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, identifiable intangible assets, long-lived assets, goodwill, self-insurance programs, promotional activities, income taxes and retirement benefits.

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

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

                                  OTHER MATTERS


Weather conditions can impact product costs within most segments of the business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation. The utilization of the Company's facilities is directly correlated to the timing of crop harvests and crop yields. Poor weather conditions hurt crop yields and result in uneven crop delivery cycles that increase production costs. In addition, pricing can be impacted by crop size and yields and the overall national supply. The Company believes that its geographic diversification helps mitigate these risks.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a result of its operating and financing activities, is exposed to changes in certain commodity prices and interest rate fluctuations, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts. Certain of the Company's derivative financial instruments are reported in the Company's Annual Report on Form 10-K Equivalent for the year ended June 25, 2005. No material changes have occurred in these instruments which would require additional disclosure in answer to this item.

ITEM 4.       CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods' Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods' disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods' Principal Executive and Principal Financial Officers concluded that Birds Eye Foods' disclosure controls and procedures as of September 24, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting identified that occurred during the quarter ended September 24, 2005 that have materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information about any material developments that may have occurred since June 25, 2005 is described in NOTE 10, "Other Matters - Legal Matters", under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.

ITEM 5.       OTHER INFORMATION.

On November 1, 2005, Birds Eye Foods and Dennis M. Mullen, former Chairman, President Chief Executive Officer and Principal Executive Officer of Birds Eye Foods, entered into a Separation and General Release Agreement (the "Separation Agreement"), made as of September 30, 2005, that outlines the payments and benefits to be provided to Mr. Mullen in connection with his departure from Birds Eye Foods (as previously reported in a Form 8-K filed on September 9,
2005).

Under the Separation Agreement, and in accordance with the Salary Continuation Agreement dated August 22, 2001 between Mr. Mullen and Birds Eye Foods, for a period of two years, Mr. Mullen will be paid an annual amount equal to $834,000, payable in monthly pro rata installments, less applicable taxes, and may participate in the health, life and disability insurance benefit plans of Birds Eye Foods. The Separation Agreement amends Birds Eye Foods' Supplemental Executive Retirement Agreement, dated July 1, 2000, with Mr. Mullen, so as to provide Mr. Mullen with full retirement benefits as outlined in the Supplemental Executive Retirement Agreement beginning January 1, 2009. The Separation Agreement also requires Mr. Mullen to maintain the confidentiality of certain information about Birds Eye Foods and its affiliates; continues Mr. Mullen's obligations as to non-competition and non-solicitation; and provides that Mr. Mullen will provide Birds Eye Foods with certain consulting services, at Birds Eye Foods' discretion, for a period of two years or some shorter period as determined by Birds Eye Foods. In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.


ITEM 6.       EXHIBITS.

     Exhibits

         Exhibit Number                                                  Description
         --------------      ------------------------------------------------------------------------------------------------------
              31.1           Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
                             of the Principal Executive Officer (filed herewith).

              31.2           Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
                             of the Principal Financial Officer (filed herewith).

              10.1           Separation and General Release Agreement between Birds Eye Foods, Inc. and Dennis M. Mullen (filed herewith).

                                   SIGNATURES


The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   BIRDS EYE FOODS, INC.



Date:       November 4, 2005             By:/s/        Earl L. Powers
     ---------------------------------      --------------------------------
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