Form 10-Q
period 2005-12-24
BIRDS EYE FOODS INC
filed 2006-02-03
CIK 26285

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

                For the quarterly period ended December 24, 2005

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

                                YES [ ]   NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a Shell Company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

                                YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 3, 2006.

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

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                               ----------------------------    ----------------------------
                                                               December 24,    December 25,    December 24,    December 25,
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
Net sales                                                      $    280,190    $    266,473    $    476,846    $    443,817
Cost of sales                                                      (217,407)       (201,550)       (378,726)       (344,540)
                                                               ------------    ------------    ------------    ------------
Gross profit                                                         62,783          64,923          98,120          99,277
Selling, administrative, and general expense                        (29,961)        (32,036)        (57,413)        (60,400)
Restructuring                                                             0               0          (4,492)              0
Other (expense)/income                                                 (612)          2,199            (612)          2,199
                                                               ------------    ------------    ------------    ------------
Operating income                                                     32,210          35,086          35,603          41,076
Interest expense                                                     (8,473)         (7,280)        (16,314)        (13,636)
                                                               ------------    ------------    ------------    ------------
Pretax income from continuing operations                             23,737          27,806          19,289          27,440
Tax provision                                                        (9,257)        (11,098)         (7,523)        (10,952)
                                                               ------------    ------------    ------------    ------------
Income from continuing operations                                    14,480          16,708          11,766          16,488
Discontinued operations, net of tax                                       0               0            (281)              0
                                                               ------------    ------------    ------------    ------------
Net income                                                     $     14,480    $     16,708    $     11,485    $     16,488
                                                               ============    ============    ============    ============

Accumulated earnings at beginning of period                          68,233          52,403          71,228          52,623
                                                               ------------    ------------    ------------    ------------
Accumulated earnings at end of period                          $     82,713    $     69,111    $     82,713    $     69,111
                                                               ============    ============    ============    ============

Net income                                                     $     14,480    $     16,708    $     11,485    $     16,488
Other comprehensive income/(loss):
   Minimum pension liability, net of taxes                                0               0            (175)              0
   Unrealized gain/(loss) on hedging activity, net of taxes             114             (35)            (64)            110
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $     14,594    $     16,673    $     11,246    $     16,598
                                                               ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except for Per Share Information)
(Unaudited)

                                                                                December 24,     June 25,
                                                                                    2005           2005
                                                                                ------------    ----------
                                                  ASSETS

Current assets:
   Cash and cash equivalents                                                    $      5,986    $   36,002
   Accounts receivable trade, net of allowances for doubtful accounts                 71,362        60,208
   Accounts receivable, other                                                          6,789         4,011
   Income taxes refundable                                                                 0           269
   Inventories, net                                                                  260,873       196,287
   Current investment in CoBank                                                          355           383
   Prepaid manufacturing expense                                                       2,415        12,108
   Prepaid expenses and other current assets                                          10,192         9,696
   Held for sale assets                                                                  149         5,497
   Current deferred tax asset                                                          5,383         5,276
                                                                                ------------    ----------
         Total current assets                                                        363,504       329,737
Investment in CoBank                                                                     548           719
Property, plant and equipment, net of accumulated depreciation of
  $67,467 and $56,826, respectively                                                  184,020       191,637
Goodwill                                                                              45,104        45,101
Trademarks and other intangible assets, net                                          221,025       222,496
Other assets                                                                          11,983        14,834
                                                                                ------------    ----------
         Total assets                                                           $    826,184    $  804,524
                                                                                ============    ==========

                                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Current portion of obligations under capital leases                          $        841    $      865
   Current portion of long-term debt                                                   2,700         2,700
   Current portion of Termination Agreement with Pro-Fac Cooperative, Inc.             9,621         9,455
   Accounts payable                                                                   59,845        78,597
   Income taxes payable                                                                  807             0
   Accrued interest                                                                    2,252         2,144
   Accrued employee compensation                                                       8,247         7,296
   Other accrued liabilities                                                          51,711        44,334
   Held for sale liabilities                                                               0         2,014
   Growers payable due to Pro-Fac Cooperative, Inc.                                   15,761         8,395
                                                                                ------------    ----------
         Total current liabilities                                                   151,785       155,800
Obligations under capital leases                                                       1,985         2,373
Long-term debt                                                                       315,826       298,548
Long-term portion of Termination Agreement with Pro-Fac Cooperative, Inc.              3,453         8,836
Other non-current liabilities                                                         63,074        67,228
Non-current deferred tax liability                                                    18,880        12,353
                                                                                ------------    ----------
         Total liabilities                                                           555,003       545,138
                                                                                ------------    ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                    0             0
   Additional paid-in capital                                                        203,364       202,815
   Accumulated earnings                                                               82,713        71,228
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity, net of taxes                                    47           111
     Minimum pension liability adjustment, net of taxes                              (14,943)      (14,768)
                                                                                -------------   ----------
         Total shareholder's equity                                                  271,181       259,386
                                                                                ------------    ----------
         Total liabilities and shareholder's equity                             $    826,184    $  804,524
                                                                                ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                              Six Months Ended
                                                                                   --------------------------------------
                                                                                   December 24, 2005    December 25, 2004
                                                                                   -----------------    -----------------
Cash Flows From Operating Activities:
   Net income                                                                      $          11,485    $          16,488
   Adjustments to reconcile net income to net cash used in operating activities-
         Asset impairment charge within discontinued operations                                  454                    0
         Restructuring charge                                                                  4,492                    0
         Restructuring payments                                                                 (517)                   0
         Other expense/(income)                                                                  612               (2,199)
         Amortization of certain intangible assets                                             1,471                1,271
         Depreciation                                                                         11,751               11,299
         Gain on derivative instruments                                                         (281)                (608)
         Amortization of debt issue costs, amendment costs, and debt premiums                  3,433                3,560
         Gain on sale of assets                                                                  (11)                 (79)
         Transitional Services Agreement with Pro-Fac Cooperative, Inc.                            0                  (70)
         Provision for deferred taxes                                                          6,527                  855
         Provision for losses on accounts receivable                                             177                  240
   Change in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable                                                                    (14,109)             (14,635)
      Inventories and prepaid manufacturing expense                                          (55,671)             (56,287)
      Income taxes refundable/payable                                                            960               10,120
      Accounts payable and other accrued liabilities                                         (12,370)              (1,199)
      Due to Pro-Fac Cooperative, Inc., net                                                    7,367                9,278
      Other assets and liabilities, net                                                       (5,173)               1,819
                                                                                   -----------------    -----------------
Net cash used in operating activities                                                        (39,403)             (20,147)
                                                                                   -----------------    -----------------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                                  (5,568)              (9,878)
   Proceeds from disposals                                                                     3,189                  154
   Acquisition of California & Washington Company                                                  0              (73,455)
   Proceeds from investment in CoBank                                                            199                  918
   Proceeds from note receivable to Pro-Fac Cooperative, Inc., net                                 0                1,000
                                                                                   -----------------    -----------------
Net cash used in investing activities                                                         (2,180)             (81,261)
                                                                                   -----------------    -----------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                                18,800               40,300
   Payments on long-term debt                                                                 (1,350)              (1,350)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                           (6,000)              (6,000)
   Payments on capital leases                                                                   (432)                (436)
   Birds Eye Holdings, Inc. investment, net                                                      549                   37
                                                                                   -----------------    -----------------
Net cash provided by financing activities                                                     11,567               32,551
                                                                                   -----------------    -----------------
Net change in cash and cash equivalents                                                      (30,016)             (68,857)
Cash and cash equivalents at beginning of period                                              36,002               72,887
                                                                                   -----------------    -----------------
Cash and cash equivalents at end of period                                         $           5,986    $           4,030
                                                                                   =================    =================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                                         $          12,719    $           9,055
                                                                                   =================    =================
      Income taxes received, net                                                   $             186    $              24
                                                                                   =================    =================

Supplemental schedule of non-cash operating, investing and financing activities:
      Capital lease obligations incurred                                           $              28    $             200
                                                                                   =================    =================
      Property, plant and equipment purchases included in accounts payable         $             336    $             649
                                                                                   =================    =================

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the six months ended December 24, 2005 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 25, 2005.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Net cash used in operating activities and net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows were adjusted by $0.5 million in the first six months of fiscal 2005, to reflect non-cash property, plant and equipment purchases.

New Accounting Pronouncements: In September 2005, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in reporting periods beginning after March 15, 2006. The Company is currently evaluating the effect, if any, that the implementation of EITF No. 04-13 will have on its results of operations, cash flows, or financial condition.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on its results of operations, cash flows, or financial condition.

In May  2005,  the FASB  issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its results of operations, cash flows, or financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 did not have a material effect on its results of operations, cash flows, or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In May 2004, the FASB issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act") which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company has evaluated these regulations and while the Company expects that it may be entitled to the federal subsidy for certain of its plans, it was determined that the administrative costs of obtaining the subsidy meet or exceed any potential subsidy benefit. Therefore, the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. See further disclosure at
NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and postretirement benefits.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical information. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.2 million at December 24, 2005, and $1.1 million at June 25, 2005.

Additional Paid-In Capital: The change in additional paid-in capital results from Holdings LLC and Holdings Inc. investment of $0.5 million in the Company.

Comprehensive Income: Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to display comprehensive income and its components as part of the consolidated financial statements. Comprehensive income is comprised of net income and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income. The Company includes adjustments for minimum pension liabilities and unrealized gains and losses on hedging transactions in other comprehensive income. The income taxes related to the Company's minimum pension liabilities amounted to a $0.1 million tax benefit in other comprehensive income/(loss) for the six months ended December 24, 2005. The income taxes related to the Company's unrealized gains and losses on hedging transactions amounted to approximately a $0.1 million tax provision and a $24,000 tax benefit, respectively, in other comprehensive income/(loss) for the three months ended December 24, 2005 and December 25, 2004. The income taxes related to the Company's unrealized gains and losses on hedging transactions amounted to approximately a $43,000 tax benefit and a $0.1 million tax provision, respectively, in other comprehensive income/(loss) for the six months ended December 24, 2005 and December 25, 2004.

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

C&W is the premier marketer of frozen vegetables and fruits in the Western United States, with number one branded market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition has strengthened its competitive position by expanding its presence in the Western United States.

The Acquisition was accounted for under the purchase method of accounting and in accordance with SFAS No. 141, "Business Combinations". Under purchase accounting, the Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. Each were recorded at their respective fair values. The final allocation of purchase price is presented below and is based on management's estimates of fair value derived from independent valuations and other studies which provided the basis for such estimates. The goodwill associated with this transaction is deductible for tax purposes.

In accordance with GAAP, the excess of the cost of C&W over the fair value of the identifiable assets and liabilities of C&W as of the final allocation of purchase price was approximately $9.8 million.

(Dollars in Thousands)

                                                Amount
                                               --------

   Accounts receivable                         $  3,437
   Inventories                                    3,336
   Prepaid expenses and other current assets         52
   Property, plant and equipment                     22
   Goodwill                                       9,750
   Trademarks and other intangibles              61,070
   Accounts payable                              (1,696)
   Accrued employee compensation                   (276)
   Other accrued liabilities                     (1,405)
                                               --------
      Total allocation                         $ 74,290
                                               ========

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations. The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the period presented:

(Dollars in Thousands)

                                            Six months ended
                                              December 25,
                                                  2004
                                            ----------------
Net sales                                   $        450,375
Income from continuing operations                     16,243
Net income                                            16,243

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

As of June 25, 2005, the Company had committed to a plan to sell its BEMSA subsidiary and all of the operating assets located at the Celaya, Mexico plant. In connection with this plan, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax) in the fourth quarter of fiscal 2005. In addition, the assumed liabilities were classified as liabilities held for sale as of June 25, 2005. The final accounting for the sale as of the closing date resulted in an additional $0.3 million impairment charge (net of taxes of $0.2 million) in the first quarter of fiscal 2006 and is included as a component of discontinued operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the six months ended December 24, 2005.

Having met the criteria outlined in SFAS No. 144, certain idle property in Sodus, Michigan has been classified as an asset held for sale on the Company's Consolidated Balance Sheet as of December 24, 2005. The sale of this property was completed in January 2006. No gain or loss was recognized on the sale.

The major classes included in the Consolidated Balance Sheet as held for sale assets at estimated fair value less costs to sell and held for sale liabilities are as follows:

(Dollars in Thousands)

                                                         December 24,  June 25,
                                                             2005        2005
                                                         ------------  --------
Held for sale assets:
Accounts receivable trade                                $          0  $    379
Accounts receivable, other                                          0         4
Inventories                                                         0       369
Prepaid expenses and other current assets                           0       670
Property, plant and equipment, net                                149     4,034
Other assets                                                        0        41
                                                         ------------  --------
   Total held for sale assets                            $        149  $  5,497
                                                         ============  ========

Held for sale liabilities:
Accounts payable                                         $          0  $   (744)
Income taxes payable                                                0      (308)
Accrued employee compensation                                       0      (716)
Other accrued liabilities                                           0      (246)
                                                         ------------  --------
   Total held for sale liabilities                       $          0  $ (2,014)
                                                         ============  ========

NOTE 4.   INVENTORIES

The major classes of inventories, net of inventory obsolescence reserves of $6.0 million and $6.4 million, as of December 24, 2005 and June 25, 2005, respectively, are as follows:

(Dollars in Thousands)

                                                         December 24,  June 25,
                                                             2005        2005
                                                         ------------  ---------

Finished goods                                           $    241,948  $ 175,432
Raw materials and supplies                                     18,925     20,855
                                                         ------------  ---------
   Total inventories                                     $    260,873  $ 196,287
                                                         ============  =========

NOTE 5.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 5 to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized, however, are required to be tested annually for impairment.

The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                        December 24,               June 25,
                                           2005                      2005
                                 ------------------------   ------------------------
                                   Gross                      Gross
                                 Carrying    Accumulated    Carrying    Accumulated
                                  Amount     Amortization    Amount     Amortization
                                 ---------   ------------   ---------   ------------
Amortized intangible assets:
   Customer relationships        $  36,100   $     (3,971)  $  36,100   $     (3,135)
   License agreement                10,406         (2,531)     10,406         (2,156)
   Other                             2,921         (1,400)      2,921         (1,140)
                                 ---------   ------------   ---------   ------------
      Total                         49,427   $     (7,902)     49,427   $     (6,431)
                                 ---------   ============   ---------   ============

Unamortized intangible assets:
   Trademarks                      179,500                    179,500
                                 ---------                  ---------
      Total                      $ 228,927                  $ 228,927
                                 =========                  =========

The aggregate amortization expense associated with intangible assets for the three months ended December 24, 2005 and December, 25, 2004 was $0.7 million and $0.8 million, respectively. The aggregate amortization expense associated with intangible assets for the six months ended December 24, 2005 and December 25, 2004 was $1.5 million and $1.3 million, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

                                Aggregate
                                 Annual
Fiscal                        Amortization
 Year                           Expense
------                        ------------
 2007                         $      2,815
 2008                                2,803
 2009                                2,803
 2010                                2,533
 2011                                2,423

NOTE 6.   DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)
                                                   December 24,   June 25,
                                                       2005         2005
                                                   ------------   ---------

Term Loan Facility                                 $    248,809   $ 250,159
Senior Subordinated Notes                                50,917      51,089
Revolving Credit Facility                                18,800           0
                                                   ------------   ---------
   Total debt                                           318,526     301,248
Less current portion                                     (2,700)     (2,700)
                                                   ------------   ---------
   Total long-term debt                            $    315,826   $ 298,548
                                                   ============   =========

Bank Debt: On August 19, 2002, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. As of December 24, 2005, (i) there were $18.8 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.6 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $157.6 million.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due.

As of December 24, 2005, the interest rate under the Revolving Credit Facility was approximately 6.59 percent, and the interest rate under the Term Loan Facility was approximately 6.97 percent.

As of December 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: Birds Eye Foods has outstanding $50.0 million of its 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. As of December 24, 2005, the premium related to the Notes was $0.9 million and is being amortized against interest expense over the remaining life of the outstanding Notes.

As of December 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

NOTE 7.   INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Total Periodic Benefit Cost/Pension Benefits
(Dollars in Thousands)

                                                           Pension Benefits
                                           Three Months Ended              Six Months Ended
                                       ---------------------------   ---------------------------
                                       December 24,   December 25,   December 24,   December 25,
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
Service cost                           $      1,046   $      1,113   $      2,365   $      2,227
Interest cost                                 2,085          1,981          4,203          3,962
Expected return on plan assets               (1,874)        (1,793)        (3,747)        (3,586)
Amortization of prior service cost                1              2              3              3
Amortization of actuarial loss                  260            211            532            422
                                       ------------   ------------   ------------   ------------
Net periodic cost - Company plans      $      1,518   $      1,514   $      3,356   $      3,028
Net periodic cost - union plans                 197            122            260            224
Special termination benefits                      0              0          2,487              0
                                       ------------   ------------   ------------   ------------
   Total periodic benefit cost         $      1,715   $      1,636   $      6,103   $      3,252
                                       ============   ============   ============   ============

The special termination benefits reflect the accelerated vesting of retirement benefits provided to the Company's former Chairman, President and Chief Executive Officer which is included in restructuring on the Consolidated Statement of Operations, Accumulated Earnings, and Comprehensive Income. See
NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosure.

The Company made a voluntary contribution of $10.9 million to its Master Salaried and Hourly Retirement plans in the first quarter of fiscal 2006.

Components of Total Periodic Benefit Cost/Postretirement Benefits Other Than Pensions

(Dollars in Thousands)

                                              Postretirement Benefits Other than Pensions
                                           Three Months Ended              Six Months Ended
                                       ---------------------------   ---------------------------
                                       December 24,   December 25,   December 24,   December 25,
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
Service cost                           $         12   $         11   $         24   $         22
Interest cost                                    46             50             92             99
Amortization of prior service cost               (7)            (8)           (15)           (15)
                                       ------------   ------------   ------------   ------------
   Total periodic benefit cost         $         51   $         53   $        101   $        106
                                       ============   ============   ============   ============

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

The following table illustrates the Company's operating segment information:

(Dollars in Millions)

                                                 Three Months Ended             Six Months Ended
                                            ---------------------------   ---------------------------
                                            December 24,   December 25,   December 24,   December 25,
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Net Sales:
   Branded frozen                           $      121.7   $      115.3   $      199.5   $      178.4
   Branded dry                                      71.1           67.6          119.0          113.2
   Non-branded                                      87.4           83.6          158.3          152.2
                                            ------------   ------------   ------------   ------------
Total continuing segments                   $      280.2   $      266.5   $      476.8   $      443.8
                                            ============   ============   ============   ============
Operating income/(loss):
   Branded frozen                           $       20.6   $       20.0   $       27.2   $       24.2
   Branded dry                                      16.5           14.9           23.5           21.8
   Non-branded                                      (4.3)          (2.0)         (10.0)          (7.1)
   Restructuring(1)                                  0.0            0.0           (4.5)           0.0
   Other (expense)/income(2)                        (0.6)           2.2           (0.6)           2.2
                                            ------------   ------------   ------------   ------------
Operating Income                                    32.2           35.1           35.6           41.1
Interest expense                                    (8.5)          (7.3)         (16.3)         (13.7)
                                            ------------   ------------   ------------   ------------
Pretax income from continuing operations    $       23.7   $       27.8   $       19.3   $       27.4
                                            ============   ============   ============   ============

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial
      Statements" for additional disclosures regarding the Company's restructuring activities.

(2) Other (expense)/income is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other (expense)/income.

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation, (wholly-owned subsidiaries of the Company) and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008. In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA
Holdings, Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the 11 7/8 percent Senior Subordinated Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                 Statement of Operations
                                                            Three Months Ended December 24, 2005
                                            ---------------------------------------------------------------------
                                             Birds Eye    Subsidiary   Non-Guarantor   Eliminating
(Dollars in Thousands)                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                            -----------   ----------   -------------   -----------   ------------
Net sales                                   $   273,731   $    6,459   $           0   $         0   $    280,190
Cost of sales                                  (212,466)      (4,941)              0             0       (217,407)
                                            -----------   ----------   -------------   -----------   ------------
Gross profit                                     61,265        1,518               0             0         62,783
Selling, administrative, and general expense    (29,178)        (783)              0             0        (29,961)
Other (expense)/income                          (10,812)      10,200               0             0           (612)
Income from subsidiaries                          9,413          651               0       (10,064)             0
                                            -----------   ----------   -------------   -----------   ------------
Operating income                                 30,688       11,586               0       (10,064)        32,210
Interest (expense)/income                       (11,583)       1,644           1,466             0         (8,473)
                                            -----------   ----------   -------------   -----------   ------------
Pretax income                                    19,105       13,230           1,466       (10,064)        23,737
Tax provision                                    (4,625)      (4,632)              0             0         (9,257)
                                            -----------   ----------   -------------   -----------   ------------
Net income                                  $    14,480   $    8,598   $       1,466   $   (10,064)  $     14,480
                                            ===========   ==========   =============   ===========   ============

                                                                             Statement of Operations
                                                                       Six Months Ended December 24, 2005
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                            $   463,374   $   13,472   $           0   $         0   $    476,846
Cost of sales                                           (368,905)      (9,821)              0             0       (378,726)
                                                     -----------   ----------   -------------   -----------   ------------
Gross profit                                              94,469        3,651               0             0         98,120
Selling, administrative, and general expense             (55,433)      (1,980)              0             0        (57,413)
Restructuring                                             (4,492)           0               0             0         (4,492)
Other (expense)/income                                   (17,425)      16,813               0             0           (612)
Income from subsidiaries                                  16,549        1,302               0       (17,851)             0
                                                     -----------   ----------   -------------   -----------   ------------
Operating income                                          33,668       19,786               0       (17,851)        35,603
Interest (expense)/income                                (22,415)       3,169           2,932             0        (16,314)
                                                     -----------   ----------   -------------   -----------   ------------
Pretax income from continuing operations                  11,253       22,955           2,932       (17,851)        19,289
Tax provision                                                513       (8,036)              0             0         (7,523)
                                                     -----------   ----------   -------------   -----------   ------------
Income from continuing operations                         11,766       14,919           2,932       (17,851)        11,766
Discontinued operations, net of tax                         (281)        (619)              0           619           (281)
                                                     -----------   ----------   -------------   -----------   ------------
Net income                                           $    11,485   $   14,300   $       2,932   $   (17,232)  $     11,485
                                                     ===========   ==========   =============   ===========   ============

                                                                                    Balance Sheet
                                                                                December 24, 2005
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     5,520   $      466   $           0   $         0   $      5,986
   Accounts receivable, net                               73,734        4,417             977          (977)        78,151
   Inventories -
      Finished goods                                     241,482          466               0             0        241,948
      Raw materials and supplies                          18,312          613               0             0         18,925
                                                     -----------   ----------   -------------   -----------   ------------
         Total inventories                               259,794        1,079               0             0        260,873
   Held for sale assets                                      149            0               0             0            149
   Other current assets                                   21,817           54               0        (3,526)        18,345
                                                     -----------   ----------   -------------   -----------   ------------
         Total current assets                            361,014        6,016             977        (4,503)       363,504
   Property, plant, and equipment, net                   162,773       21,247               0             0        184,020
   Investment in subsidiaries                            342,142       15,159               0      (357,301)             0
   Goodwill and other intangible assets, net              78,121      188,008               0             0        266,129
   Other assets                                           12,172      101,869          33,165      (134,675)        12,531
                                                     -----------   ----------   -------------   -----------   ------------
         Total assets                                $   956,222   $  332,299   $      34,142   $  (496,479)  $    826,184
                                                     ===========   ==========   =============   ===========   ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $     2,700   $        0   $           0   $         0   $      2,700
   Current portion of Termination Agreement
      with Pro-Fac Cooperative, Inc.                       9,621            0               0             0          9,621
   Accounts payable                                       58,658        1,187               0             0         59,845
   Accrued interest                                        3,229            0               0          (977)         2,252
   Intercompany loans                                     (1,864)       1,864               0             0              0
   Other current liabilities                              74,804        6,089               0        (3,526)        77,367
                                                     -----------   ----------   -------------   -----------   ------------
         Total current liabilities                       147,148        9,140               0        (4,503)       151,785
   Long-term debt                                        348,991            0               0       (33,165)       315,826
   Long-term portion of Termination
      Agreement with Pro-Fac Cooperative, Inc.             3,453            0               0             0          3,453
   Other non-current liabilities                         185,449            0               0      (101,510)        83,939
                                                     -----------   ----------   -------------   -----------   ------------
         Total liabilities                               685,041        9,140               0      (139,178)       555,003
   Shareholder's equity                                  271,181      323,159          34,142      (357,301)       271,181
                                                     -----------   ----------   -------------   -----------   ------------
         Total liabilities and shareholder's equity  $   956,222   $  332,299   $      34,142   $  (496,479)  $    826,184
                                                     ===========   ==========   =============   ===========   ============

                                                                                 Statement of Cash Flows
                                                                           Six Months Ended December 24, 2005
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                        $    11,485   $   14,300   $       2,932   $   (17,232)  $     11,485
   Adjustments to reconcile net income to cash
      (used in)/provided by operating activities -
         Asset impairment charge within
            discontinued operations                            0          454               0             0            454
         Restructuring charge                              4,492            0               0             0          4,492
         Restructuring payments                             (517)           0               0             0           (517)
         Other expense                                       612            0               0             0            612
         Amortization of certain intangible assets         1,097          374               0             0          1,471
         Depreciation                                     10,744        1,007               0             0         11,751
         Gain on derivative instruments                     (281)           0               0             0           (281)
         Amortization of debt issue costs, amendment
            costs, and debt premiums                       4,409            0            (976)            0          3,433
         Gain on sale of assets                              (12)           1               0             0            (11)
         Provision for deferred taxes                      6,527            0               0             0          6,527
         Provision for losses on accounts receivable         177            0               0             0            177
         Equity in earnings of subsidiaries               (3,436)        (439)              0         3,875              0
         Change in working capital                       (75,353)      (3,631)            (12)            0        (78,996)
                                                     -----------   ----------   -------------   -----------   ------------
Net cash (used in)/provided by operating activities      (40,056)      12,066           1,944       (13,357)       (39,403)
                                                     -----------   ----------   -------------   -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment             (5,154)        (414)              0             0         (5,568)
   Proceeds from disposals                                   675        2,514               0             0          3,189
   Distributions from BEMSA Holdings, Inc.                 2,740            0               0        (2,740)             0
   Proceeds from investment in CoBank                        199            0               0             0            199
                                                     -----------   ----------   -------------   -----------   ------------
Net cash (used in)/provided by investing activities       (1,540)       2,100               0        (2,740)        (2,180)
                                                     -----------   ----------   -------------   -----------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility            18,800            0               0             0         18,800
   Payments on long-term debt                             (1,350)           0               0             0         (1,350)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                           (6,000)           0               0             0         (6,000)
   Payments on capital leases                               (432)           0               0             0           (432)
   Birds Eye Holdings, Inc. investment, net                  549            0               0             0            549
   Distribution to Birds Eye Foods                             0       (2,740)              0         2,740              0
   Dividends paid                                              0      (11,413)         (1,944)       13,357              0
                                                     -----------   ----------   -------------   -----------   ------------
Net cash provided by/(used in) financing activities       11,567      (14,153)         (1,944)       16,097         11,567
                                                     -----------   ----------   -------------   -----------   ------------

Net change in cash and cash equivalents                  (30,029)          13               0             0        (30,016)

Cash and cash equivalents at beginning of period          35,549          453               0             0         36,002
                                                     -----------   ----------   -------------   -----------   ------------
Cash and cash equivalents at end of period           $     5,520   $      466   $           0   $         0   $      5,986
                                                     ===========   ==========   =============   ===========   ============

                                                                               Statement of Operations
                                                                        Three Months Ended December 25, 2004
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                            $   261,718   $    4,755   $           0   $         0   $    266,473
Cost of sales                                           (197,909)      (3,641)              0             0       (201,550)
                                                     -----------   ----------   -------------   -----------   ------------
Gross profit                                              63,809        1,114               0             0         64,923
Selling, administrative, and general expense             (31,325)        (711)              0             0        (32,036)
Other (expense)/income                                    (7,500)       9,699               0             0          2,199
Income from subsidiaries                                   8,570          651               0        (9,221)             0
                                                     -----------   ----------   -------------   -----------   ------------
Operating income                                          33,554       10,753               0        (9,221)        35,086
Interest (expense)/income                                 (9,926)       1,180           1,466             0         (7,280)
                                                     -----------   ----------   -------------   -----------   ------------
Pretax income from continuing operations                  23,628       11,933           1,466        (9,221)        27,806
Tax provision                                             (6,920)      (4,178)              0             0        (11,098)
                                                     -----------   ----------   -------------   -----------   ------------
Income from continuing operations                         16,708        7,755           1,466        (9,221)        16,708
Discontinued operations, net of tax                            0          832               0          (832)             0
                                                     -----------   ----------   -------------   -----------   ------------
Net income                                           $    16,708   $    8,587   $       1,466   $   (10,053)  $     16,708
                                                     ===========   ==========   =============   ===========   ============

                                                                              Statement of Operations
                                                                         Six Months Ended December 25, 2004
                                                     ---------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                     -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                            $   434,219   $    9,598   $           0   $         0   $    443,817
Cost of sales                                           (337,213)      (7,327)              0             0       (344,540)
                                                     -----------   ----------   -------------   -----------   ------------
Gross profit                                              97,006        2,271               0             0         99,277
Selling, administrative, and general expense             (58,832)      (1,568)              0             0        (60,400)
Other (expense)/income                                   (13,367)      15,566               0             0          2,199
Income from subsidiaries                                  14,521        1,302               0       (15,823)             0
                                                     -----------   ----------   -------------   -----------   ------------
Operating income                                          39,328       17,571               0       (15,823)        41,076
Interest (expense)/income                                (18,835)       2,267           2,932             0        (13,636)
                                                     -----------   ----------   -------------   -----------   ------------
Pretax income from continuing operations                  20,493       19,838           2,932       (15,823)        27,440
Tax provision                                             (4,005)      (6,947)              0             0        (10,952)
                                                     -----------   ----------   -------------   -----------   ------------
Income from continuing operations                         16,488       12,891           2,932       (15,823)        16,488
Discontinued operations, net of tax                            0           12               0           (12)             0
                                                     -----------   ----------   -------------   -----------   ------------
Net income                                           $    16,488   $   12,903   $       2,932   $   (15,835)  $     16,488
                                                     ===========   ==========   =============   ===========   ============

                                                                                  Balance Sheet
                                                                                  June 25, 2005
                                                      ---------------------------------------------------------------------
                                                       Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                      Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                      -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                          $    35,549   $      453   $           0   $         0   $     36,002
   Accounts receivable, net                                60,045        4,174               0             0         64,219
   Inventories -
      Finished goods                                      174,696          736               0             0        175,432
      Raw materials and supplies                           20,304          551               0             0         20,855
                                                      -----------   ----------   -------------   -----------   ------------
         Total inventories                                195,000        1,287               0             0        196,287

   Other current assets                                    30,017        6,131             967        (3,886)        33,229
                                                      -----------   ----------   -------------   -----------   ------------

         Total current assets                             320,611       12,045             967        (3,886)       329,737

   Property, plant and equipment, net                     169,809       21,828               0             0        191,637
   Investment in subsidiaries                             349,201       14,720               0      (363,921)             0
   Goodwill and other intangible assets, net               79,214      188,383               0             0        267,597
   Other assets                                            15,251       98,439          32,188      (130,325)        15,553
                                                      -----------   ----------   -------------   -----------   ------------
         Total assets                                 $   934,086   $  335,415   $      33,155   $  (498,132)  $    804,524
                                                      ===========   ==========   =============   ===========   ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                  $     2,700   $        0   $           0   $         0   $      2,700
   Current portion of Termination Agreement with
      Pro-Fac Cooperative, Inc.                             9,455            0               0             0          9,455
   Accounts payable                                        77,571        1,026               0             0         78,597
   Accrued interest                                         3,111            0               0          (967)         2,144
   Intercompany loans                                       2,904       (2,904)              0             0              0
   Other current liabilities                               59,296        6,527               0        (2,919)        62,904
                                                      -----------   ----------   -------------   -----------   ------------
         Total current liabilities                        155,037        4,649               0        (3,886)       155,800
   Long-term debt                                         330,736            0               0       (32,188)       298,548
   Long-term portion of Termination
      Agreement with Pro-Fac Cooperative, Inc.              8,836            0               0             0          8,836
   Other non-current liabilities                          180,091            0               0       (98,137)        81,954
                                                      -----------   ----------   -------------   -----------   ------------

         Total liabilities                                674,700        4,649               0      (134,211)       545,138

   Shareholder's equity                                   259,386      330,766          33,155      (363,921)       259,386
                                                      -----------   ----------   -------------   -----------   ------------

         Total liabilities and shareholder's equity   $   934,086   $  335,415   $      33,155   $  (498,132)  $    804,524
                                                      ===========   ==========   =============   ===========   ============

                                                                                     Statement of Cash Flows
                                                                                Six Months Ended December 25, 2004
                                                              ---------------------------------------------------------------------
                                                               Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                              Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                                              -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income/(loss)                                          $    16,488   $   12,903   $       2,932   $   (15,835)  $     16,488
   Adjustments to reconcile net income to cash
      (used in)/provided by operating activities -
         Depreciation                                              10,238        1,061               0             0         11,299
         Gain on derivative instruments                              (608)           0               0             0           (608)
         Other income                                              (2,199)           0               0             0         (2,199)
         Amortization of certain intangible assets                    896          375               0             0          1,271
         Amortization of debt issue costs, amendment costs,
            and debt premiums                                       4,536            0            (976)            0          3,560
         Gain on sale of assets                                       (76)          (3)              0             0            (79)
         Transitional Services Agreement with
            Pro-Fac Cooperative, Inc.                                 (70)           0               0             0            (70)
         Provision for deferred taxes                                 855            0               0             0            855
         Equity in earnings of subsidiaries                        (5,088)        (439)              0         5,527              0
         Change in working capital                                (45,582)      (5,071)            (12)            1        (50,664)
                                                              -----------   ----------   -------------   -----------   ------------
Net cash (used in)/provided by operating activities               (20,610)       8,826           1,944       (10,307)       (20,147)
                                                              -----------   ----------   -------------   -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                      (9,735)        (143)              0             0         (9,878)
   Proceeds from disposals                                            147            7               0             0            154
   Acquisition of California & Washington Company                 (73,455)           0               0             0        (73,455)
   Proceeds from investment in CoBank                                 918            0               0             0            918
   Proceeds from note receivable to Pro-Fac
      Cooperative, Inc., net                                        1,000            0               0             0          1,000
                                                              -----------   ----------   -------------   -----------   ------------
Net cash used in investing activities                             (81,125)        (136)              0             0        (81,261)
                                                              -----------   ----------   -------------   -----------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                     40,300            0               0             0         40,300
   Payments on long-term debt                                      (1,350)           0               0             0         (1,350)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                    (6,000)           0               0             0         (6,000)
   Payments on capital leases                                        (436)           0               0             0           (436)
   Birds Eye Holdings, Inc. investment, net                            37            0               0             0             37
   Dividends paid                                                       0       (8,363)         (1,944)       10,307              0
                                                              -----------   ----------   -------------   -----------   ------------
Net cash provided by/(used in) financing activities                32,551       (8,363)         (1,944)       10,307         32,551
                                                              -----------   ----------   -------------   -----------   ------------

Net change in cash and cash equivalents                           (69,184)         327               0             0        (68,857)

Cash and cash equivalents at beginning of period                   72,701          186               0             0         72,887
                                                              -----------   ----------   -------------   -----------   ------------
Cash and cash equivalents at end of period                    $     3,517   $      513    $          0   $         0   $      4,030
                                                              ===========   ==========   =============   ===========   ============

NOTE 10.  OTHER MATTERS

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

Other (Expense)/Income: During the second quarter of fiscal 2006, the Company had committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the quarter ended December 24, 2005. The donation was completed in January 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations in the second quarter and first six months of fiscal 2006 as compared to the second quarter and first six months of fiscal 2005. This section should be read in conjunction with Part I, Item 1 of this report.

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

The following tables illustrate the results of operations by segment for the three and six months ended December 24, 2005 and December 25, 2004:

Net Sales
(Dollars in Millions)

                                    Three Months Ended               Six Months Ended
                               -----------------------------   -----------------------------
                               December 24,    December 25,    December 24,    December 25,
                                   2005            2004            2005            2004
                               -------------   -------------   -------------   -------------
                                       % of            % of            % of            % of
                                 $     Total     $     Total     $     Total     $     Total
                               -----   -----   -----   -----   -----   -----   -----   -----
Branded frozen                 121.7    43.4   115.3    43.2   199.5    41.8   178.4    40.2
Branded dry                     71.1    25.4    67.6    25.4   119.0    25.0   113.2    25.5
Non-branded                     87.4    31.2    83.6    31.4   158.3    33.2   152.2    34.3
                               -----   -----   -----   -----   -----   -----   -----   -----
   Total                       280.2   100.0   266.5   100.0   476.8   100.0   443.8   100.0
                               =====   =====   =====   =====   =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                                    Three Months Ended             Six Months Ended
                               ---------------------------   ---------------------------
                               December 24,   December 25,   December 24,   December 25,
                                  2005           2004            2005           2004
                               ------------   ------------   ------------   ------------
Branded frozen                 $       20.6   $       20.0   $       27.2   $       24.2
Branded dry                            16.5           14.9           23.5           21.8
Non-branded                            (4.3)          (2.0)         (10.0)          (7.1)
                               ------------   ------------   ------------   ------------
   Subtotal                            32.8           32.9           40.7           38.9
Restructuring(1)                        0.0            0.0           (4.5)           0.0
Other (expense)/income(2)              (0.6)           2.2           (0.6)           2.2
                               ------------   ------------   ------------   ------------
      Total operating income   $       32.2   $       35.1   $       35.6   $       41.1
                               ============   ============   ============   ============

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to the Consolidated Financial
      Statements" for additional disclosures regarding the Company's restructuring activities.

(2) Other (expense)/income is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other (expense)/income.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income from continuing operations plus interest, taxes, depreciation and amortization) for the three and six months ended December 24, 2005 and December 25, 2004. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments, and is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and lenders to ensure consistent comparability of operating results. EBITDA should, however, be considered in addition to, and not as a substitute for or superior to operating income, net income, cash flows from operating activities, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                      Three Months Ended              Six Months Ended
                                                -----------------------------   ------------------------------

                                                December 24,    December 25,    December 24,    December 25,
                                                    2005            2004             2005            2004
                                                -------------   -------------   -------------   --------------
                                                         % of           % of             % of            % of
                                                  $     Total     $     Total     $     Total     $      Total
                                                -----   -----   -----   -----   -----   -----   ------   -----
Branded frozen                                  $23.4    58.6   $22.7    57.0   $32.1    59.6   $ 28.6    55.5
Branded dry                                      17.6    44.1    16.1    40.5    25.5    47.3     23.9    46.4
Non-branded                                      (1.1)   (2.7)    1.0     2.5    (3.7)   (6.9)    (1.0)   (1.9)
                                                -----   -----   -----   -----   -----   -----   ------   -----
   Subtotal                                      39.9   100.0    39.8   100.0    53.9   100.0     51.5   100.0
Restructuring(2)                                  0.0             0.0            (4.5)             0.0
Other (expense)/income(3)                        (0.6)            2.2            (0.6)             2.2
                                                -----           -----           -----           ------
   Total EBITDA                                 $39.3           $42.0           $48.8           $ 53.7
                                                =====           =====           =====           ======
Reconciliation of Total EBITDA to net income:
Depreciation and amortization                    (7.0)           (6.9)          (13.2)           (12.6)
Interest expense                                 (8.5)           (7.3)          (16.3)           (13.7)
Tax provision                                    (9.3)          (11.1)           (7.5)           (10.9)
Discontinued operations, net of tax               0.0             0.0            (0.3)             0.0
                                                -----           -----           -----           ------
Net income                                      $14.5           $16.7           $11.5           $ 16.5
                                                =====           =====           =====           ======

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

(3) Other (expense)/income is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other (expense)/income.

      CHANGES FROM SECOND QUARTER FISCAL 2005 TO SECOND QUARTER FISCAL 2006

Net Sales: Net sales for the second quarter of fiscal 2006 were $280.2 million, an increase of $13.7 million, or 5.1 percent, as compared to net sales of $266.5 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, the Company experienced revenue growth in all of its operating segments. New product entries, expansion in distribution and successful pricing strategies all contributed to the improvements in net sales. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2006 period decreased, however, $2.1 million to $62.8 million as compared to $64.9 million for the fiscal 2005 period. Gross profit margin was reduced from 24.4 percent to 22.4 percent. The decrease in gross profit margin is due to continued and significant increases in product costs resulting from energy, fuel and employee benefit related expenses. To offset these increasing costs and restore margins, the Company will continue to focus on cost-savings in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2006 period decreased $2.0 million to $30.0 million, as compared to $32.0 million in the fiscal 2005 period or 6.3 percent. During this period, the Company has benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005. In addition, selling, administrative and general expenses were favorably impacted by the timing of marketing initiatives for new products.

Other (Expense)/Income: During the second quarter of fiscal 2006, the Company had committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the quarter ended December 24, 2005. The donation was completed in January 2006.

During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting in fiscal 2003.

Operating Income: Operating income for the fiscal 2006 period was $32.2 million, a decrease of $2.9 million as compared to $35.1 million in the fiscal 2005 period. The decline is attributable to those factors discussed above. The branded frozen and branded dry segments increased $0.6 million and $1.6 million, respectively and the non-branded segment declined $2.3 million. Significant segment variances are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2006 period was $8.5 million compared to $7.3 million in the fiscal 2005 period. Interest expense was unfavorably impacted by higher general interest rates offset by lower average borrowing on the Company's revolving credit facility.

Tax Provision: The provision for income taxes in the second quarter of fiscal 2006 was $9.3 million compared to a provision for income taxes of $11.1 million in the fiscal 2005 period. The variance is a result of a decrease in the Company's pretax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net Income: Net income for the fiscal 2006 period was $14.5 million compared to net income of $16.7 million in the fiscal 2005 period. This variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $121.7 million in the fiscal 2006 period, an increase of $6.4 million or 5.6 percent as compared to net sales of $115.3 million for the fiscal 2005 period. New product introductions within the value-added arena, including steamed and sauced vegetables lead the new sales growth. In addition, net sales of the Birds Eye Voila! product line were positively impacted by the continued product innovation and the execution of revised pricing strategies.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.1 percent for the 12-week period ending January 1, 2006. The Company's branded market share on a unit basis at January 1, 2006 was 22.4 percent compared to 20.9 percent at January 2, 2005. The bagged meal category for the 12-week period ending January 1, 2006 increased
1.8 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending January 1, 2006 was 17.0 percent compared to 18.0 percent for the 12-week period ending January 2, 2005. The inclusion of new entries into the bagged meal category have resulted in negative comparisons on a unit share basis.

Branded frozen operating income was $20.6 million in the fiscal 2006 period, an increase of $0.6 million as compared to operating income of $20.0 million in the fiscal 2005 period. While the branded frozen segment was positively impacted by the revenue growth highlighted above, the Company has continued to experience production cost increases consistent with that felt throughout the industry including energy, fuel and employee benefit related expenses.

Branded Dry: Branded dry net sales were $71.1 million for the fiscal 2006 period, an increase of $3.5 million or 5.2 percent as compared to net sales of $67.6 million for the fiscal 2005 period. This increase was primarily attributable to the continued expansion of the Company's snack food business through its Tim's Cascade Style Potato Chip product line.

Operating income for the branded dry segment was $16.5 million for the fiscal 2006 period, an increase of $1.6 million or 10.7 percent as compared to $14.9 million for the fiscal 2005 period. Operating income directly benefited from the increase in net sales and efforts to maximize the benefit of promotional spending.

Non-branded: Non-branded net sales were $87.4 million for the fiscal 2006 period, an increase of $3.8 million or 4.5 percent as compared to $83.6 million in the fiscal 2005 period. The growth in revenue was attributable to volume increases. Non-branded operating results, however, showed a loss of $4.3 million for the fiscal 2006 period, a $2.3 million decline as compared to an operating loss of $2.0 million for the fiscal 2005 period. The decline in operating income is attributable to the increase in product costs consistent with that experienced throughout the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 12-week period ending January 1, 2006 was 33.8 percent compared to 32.4 percent for the 12-week period ending January 2, 2005.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2005 TO FIRST SIX MONTHS FISCAL 2006

Net Sales: Net sales for the fiscal 2006 period were $476.8 million, an increase of $33.0 million, or 7.4 percent, as compared to net sales of $443.8 million in the fiscal 2005 period. Improvements in the branded frozen segment resulted from: (a) the acquisition of the California and Washington Company ("C&W") on September 23, 2004; (b) new product introductions in the value-added arena; and
(c) growth within the Birds Eye Voila! product line. The Company's branded dry and non-branded segments also showed improvements in net sales as a result of increased volume. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2006 period, however, decreased $1.2 million to $98.1 million as compared to $99.3 million for the fiscal 2005 period. Gross profit margin was reduced from 22.4 percent to 20.6 percent. Gross profit margin continues to be negatively impacted by significant inflationary pressures affecting product costs including energy, fuel and employee benefit related expenses. To offset these increasing costs and restore margins, the Company will continue to focus on cost-saving initiatives in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2006 period decreased $3.0 million to $57.4 million, as compared to $60.4 million in the fiscal 2005 period. During fiscal 2006, the Company has benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005. In addition, selling, administrative and general expenses were favorably impacted by the timing of marketing initiatives.

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

Other (Expense)/Income: During the second quarter of fiscal 2006, the Company had committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the quarter ended December 24, 2005. The donation was completed in January 2006.

During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting in fiscal 2003.

Operating Income: Operating income for the fiscal 2006 period was $35.6 million, a decrease of $5.5 million as compared to $41.1 million in the fiscal 2005 period. The decline is attributable to those factors discussed above. The branded frozen and branded dry segments increased $3.0 million and $1.7 million respectively and the non-branded segment declined $2.9 million. Significant segment variances are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2006 period was $16.3 million compared to $13.6 million in the fiscal 2005 period. Interest expense was unfavorably impacted by higher general interest rates.

Tax Provision: The provision for income taxes for the fiscal 2006 period was $7.5 million compared to a provision for income taxes of $10.9 million in the fiscal 2005 period. The decrease was a result of a reduction in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

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

Net Income: Net income for the fiscal 2006 period was $11.5 million compared to net income of $16.5 million in the fiscal 2005 period. This variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Branded Frozen: Branded frozen net sales were $199.5 million in the fiscal 2006 period, an increase of $21.1 million or 11.8 percent as compared to net sales of $178.4 million for the fiscal 2005 period. Operating activity associated with the Company's acquisition of C&W benefited results along with improvements within the Company's Birds Eye Voila! product line and the introduction of several new products within the value-added arena.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-branded or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.6 percent for the 26-week period ending January 1, 2006. The Company's branded market share (including C&W for all periods) on a unit basis for the 26-week period ending January 1, 2006 was
20.4 percent compared to 20.1 percent for the 26-week period ending January 2, 2005. The bagged meal category for the 26-week period ending January 1, 2006 increased 4.0 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 26-week period ending January 1, 2006 was 17.2 percent compared to 19.0 percent for the 26-week period ending January 2, 2005. The inclusion of new entries into the bagged meal category have resulted in negative comparisons on a unit share basis.

Branded frozen operating income was $27.2 million in the fiscal 2006 period, an increase of $3.0 million as compared to $24.2 million in the fiscal 2005 period. While the branded frozen segment was positively impacted by operating income related to the C&W acquisition and the net sales improvement highlighted above, the Company has continued to experience product cost increases consistent with that felt throughout the industry including energy, fuel and employee benefit related expenses.

Branded Dry: Branded dry net sales were $119.0 million for the fiscal 2006 period, an increase of $5.8 million or 5.1 percent as compared to net sales of $113.2 million for the fiscal 2005 period. This increase was primarily attributable to the continued expansion of the Company's snack food business through its Tim's Cascade Style Potato Chip product line.

Operating income for the branded dry segment was $23.5 million for the fiscal 2006 period, an increase of $1.7 million or 7.8 percent as compared to operating income of $21.8 million for the fiscal 2005 period. Operating income benefited from the increase in net sales and efforts to maximize the benefit of promotional spending.

Non-branded: Non-branded net sales were $158.3 million for the fiscal 2006 period, an increase of $6.1 million or 4.0 percent as compared to $152.2 million in the fiscal 2005 period. The growth in revenue was attributable to volume increases. Non-branded operating results, however, showed a loss of $10.0 million for the fiscal 2006 period, a $2.9 million decline as compared to an operating loss of $7.1 million for the fiscal 2005 period. The decline in operating income is attributable to the increase in product cost consistent with that experienced in the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-branded or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 26-week period ending January 1, 2006 was 32.3 percent compared to 31.9 percent for the 26-week period ending January 2, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the six months ended December 24, 2005 compared to the six months ended December 25, 2004.

Net cash used in operating activities for the fiscal 2006 period was $39.4 million as compared to net cash used in operating activities of $20.1 million for the fiscal 2005 period, representing an increase in cash used of $19.3 million. The increase in cash used was primarily attributable to a voluntary contribution of $10.9 million made by the Company to its Master Salaried and Hourly Retirement plans in the first quarter of fiscal 2006. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension benefits. The increase in net cash used was also impacted by the timing of the liquidation of outstanding accounts payable and accrued liability balances.

Net cash used in investing activities for the fiscal 2006 period was $2.2 million, as compared to net cash used in investing activities of $81.3 million for the fiscal 2005 period, representing a change of $79.1 million. On September 23, 2004, the Company completed the acquisition of

C&W, which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Company's Revolving Credit Facility defined below. See NOTE 2 to "the Notes to Consolidated Financial Statements" for additional disclosure regarding the acquisition of C&W. Capital expenditures were $5.6 million for the 2006 period compared to $9.9 million in the prior year period. The purchase of property, plant and equipment was for general operating purposes in both periods and is considered adequate to maintain its facility in proper working order.

Net cash provided by financing activities for the fiscal 2006 period was $11.6 million, as compared to net cash provided by financing activities of $32.6 million in the fiscal 2005 period, representing a change of $21.0 million. This change was primarily driven by net proceeds from the Revolving Credit Facility to finance the acquisition of C&W during the first quarter of fiscal 2005, offset by lower working capital borrowings on the Revolving Credit Facility in the fiscal 2005 period due to a higher beginning of year cash balance. The Company's borrowings on its Revolving Credit Facility during the fiscal 2006 period were used in the ordinary course of business.

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

As of December 24, 2005, (i) there were $18.8 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.6 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $157.6 million. The Company believes that the cash flow to be generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. Based on the Company's Consolidated Leverage Ratio, effective October 14, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The initial unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of December 24, 2005, the interest rate under the Revolving Credit Facility was approximately 6.59 percent and the interest rate under the Term Loan Facility was approximately 6.97 percent.

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

As of December 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

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

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. As of December 24, 2005, Birds Eye Foods had outstanding $50.0 million of its $200.00 million 11 7/8 percent Senior Subordinated Notes, due 2008.

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

As of December 24, 2005, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

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

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, identifiable intangible assets, long-lived assets and goodwill, self-insurance programs, promotional activities, income taxes and retirement benefits.

The following are considered to be the Company's more critical estimates and assumptions used in the preparation of the consolidated financial statements.

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

                                  OTHER MATTERS

Weather conditions can impact product costs within most segments of the Company's business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation. The utilization of the Company's facilities is directly correlated to the timing of crop harvests and crop yields. Poor weather conditions hurt crop yields and result in uneven crop delivery cycles that increase production costs. In addition, pricing can be impacted by crop size and yields and the overall national supply. The Company believes that its geographic diversification helps mitigate these risks

                            MARKET AND INDUSTRY DATA

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

The following is a description of derivative financial instruments that were entered into in the second quarter of fiscal 2006.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on December 12, 2005, which matures on June 30, 2006. The swap is for 500 short tons per month at $505, per short ton. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap will hedge approximately 20 percent of the Company's annual usage.

Additionally, to further mitigate the risk discussed previously, the Company entered into a second corrugated swap agreement on December 12, 2005, which matures on June 30, 2007. The swap is for 1,000 short tons per month at $497 per short ton. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap will hedge approximately 40 percent of the Company's annual usage.

The fair value of these corrugated swap agreements as of December 24, 2005 was approximately $0.1 million.

ITEM  4.  CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of December 24, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended December 24, 2005 that materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Information about any material developments that may have occurred since June 25, 2005 is described in NOTE 10, "Other Matters - Legal Matters", under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.

ITEM 5.   OTHER INFORMATION.

Effective February 1, 2006 Linda K. Nelson, the Company's Vice President and Controller, was designated the Company's Principal Accounting Officer. Ms. Nelson, age 42, has been the Vice President and Controller of Birds Eye Foods since February, 1999. Prior to this position she was Vice President and Corporate Controller from October 1997 to February 1999, Director of Accounting and Internal Audit from October 1996 to October 1997, and Director of Internal Audit from October 1995 to October 1996. Before joining Birds Eye Foods, Ms. Nelson spent 10 years with PricewaterhouseCoopers LLP most recently as a Senior Audit Manager. Ms. Nelson is a Certified Public Accountant.

ITEM 6.   EXHIBITS.

 Exhibits

   Exhibit Number                             Description
   --------------   ------------------------------------------------------------

        10.1        Summary of  Compensation  Arrangements  for Named  Executive
                    Officers and Directors of Birds Eye Foods, Inc. (filed herewith).

        10.2 Fourth Amendment to the Birds Eye Foods Excess Benefit Retirement Plan (filed herewith).

   Exhibit Number                             Description
   --------------   ------------------------------------------------------------

        10.3 Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Agrilink Holdings LLC (filed herewith).

        10.4        Amendment  No. 4 to Amended and Restated  Limited  Liability
                    Company   Agreement   of  Birds  Eye   Holdings  LLC  (filed
                    herewith).

        31.1 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed herewith).

        31.2 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed herewith).

                           SIGNATURES

The Company has duly caused this 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BIRDS EYE FOODS, INC.

Date: February 3, 2006               By:   /s/       Earl L. Powers
      --------------------                 -------------------------------------
                                                       EARL L. POWERS
                                                EXECUTIVE VICE PRESIDENT and
                                                 CHIEF FINANCIAL OFFICER and
                                                          SECRETARY
                                             (On Behalf of the Registrant and as
                                                Principal Financial Officer)

Date: February 3, 2006               By:   /s/        Linda K. Nelson
      --------------------                 -------------------------------------
                                                      LINDA K. NELSON
                                                VICE PRESIDENT and CONTROLLER
                                             (On Behalf of the Registrant and as
                                                Principal Accounting Officer)