Form 10-K/A
period 2005-06-25
BIRDS EYE FOODS INC
filed 2006-03-20
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                             Form 10-K/A Equivalent
                                (Amendment No. 1)
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

                                 YES [X] NO [ ]

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

================================================================================

                                EXPLANATORY NOTE

On September 23, 2005, Birds Eye Foods, Inc. filed its Annual Report on Form 10-K Equivalent for its fiscal year ended June 25, 2005 (the "2005 Form 10-K Equivalent"). This 10-K/A Equivalent (Amendment No. 1) is being filed to amend the 2005 Form 10-K Equivalent to include Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Exhibit 32 - Section 1350 Certifications. No other amendments or changes have been made to the 2005 Form 10-K Equivalent. This amendment speaks as of the date of the original report, September 23, 2005, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIRDS EYE FOODS, INC.

Date: March 20, 2006                By: /s/          Earl L. Powers
                                        ----------------------------------------
                                                     Earl L. Powers
                                              Executive Vice President and
                                         Chief Financial Officer and Secretary
                                            (Principal Financial Officer)


Date: March 20, 2006                By: /s/         Linda K. Nelson
                                        ----------------------------------------
                                                    Linda K. Nelson
                                           Vice President and Controller
                                         (on Behalf of the Registrant and as
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
   Number                               Description
   -------    ------------------------------------------------------------------

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

     *10.5 Management Incentive Plan, as amended and restated, (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

                                  EXHIBIT INDEX

(Continued):

   Exhibit
   Number                                 Description
   -------    ------------------------------------------------------------------

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

     10.10 Third Amendment and Consent, dated as of May 18, 2005, to the Credit Agreement among Birds Eye Foods, Inc., Birds Eye Holdings, Inc,. the lenders and other agents from time to time party thereto, and JPMorgan Chase Bank (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.11 Excess Benefit Retirement Plan, as amended (filed as Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the second fiscal quarter ended December 23, 2000, and incorporated herein by reference).

    *10.12 Third Amendment to the Birds Eye Foods Excess Benefit Retirement Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference)

    *10.13    Supplemental Executive Retirement Agreement (filed as Exhibit
              10.28 to the Company's quarterly report on Form 10-Q for the second fiscal quarter ended December 23, 2000, and incorporated herein by reference).

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

                                  EXHIBIT INDEX

(Continued):

   Exhibit
   Number                                 Description
   -------    ------------------------------------------------------------------

    *10.19 Fourth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

    *10.20 Fifth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.21 Sixth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

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

    *10.31 Employment Agreement with Neil Harrison effective September 8, 2005 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.32 Summary of Compensation Arrangements for Named Executive Officers and Directors of Birds Eye Foods, Inc. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference)

                                  EXHIBIT INDEX

(Continued):

   Exhibit
   Number                                 Description
   -------    ------------------------------------------------------------------
      12      Computation of Ratio of Earnings to Fixed Charges (filed herewith)

      14 Code of Ethics Policy (filed as Exhibit 14 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 26, 2004 and incorporated herein by reference).

      21.1 List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

      24 Power of Attorney (previously filed with the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25,
              2005).

      31.1 Section 302 Certification of the Principal Executive Officer (filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

      31.2 Section 302 Certification of the Principal Financial Officer (filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer (filed herewith).

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer (filed herewith).

*Management contracts or compensatory plans.