Form 10-Q/A
period 2005-09-24
BIRDS EYE FOODS INC
filed 2006-03-20
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                             Form 10-Q/A Equivalent
                                (Amendment No. 1)

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

================================================================================

                                EXPLANATORY NOTE

On November 4, 2005, Birds Eye Foods, Inc. filed its Quarterly Report on Form 10-Q Equivalent for its first fiscal quarter ended September 24, 2005 (the "First Quarter Fiscal 2006 Form 10-Q Equivalent"). This 10-Q/A Equivalent (Amendment No. 1) is being filed to amend the First Quarter Fiscal 2006 Form 10-Q Equivalent to include Exhibit 32 - Section 1350 Certifications. No other amendments or changes have been made to the First Quarter Fiscal 2006 Form 10-Q Equivalent. This amendment speaks as of the date of the original report, November 4, 2005, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

ITEM 6.  EXHIBITS.

     Exhibits

         Exhibit Number                         Description
         --------------    -----------------------------------------------------

              10.1 Separation and General Release Agreement between Birds Eye Foods, Inc. and Dennis M. Mullen (filed as
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the first quarter ended September 24, 2005 and incorporated herein by reference).

              31.1 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed as Exhibit
                           31.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the first quarter ended September 24, 2005 and incorporated herein by reference).

              31.2 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed as Exhibit
                           31.2 to the Company's Quarterly Report on Form 10-Q Equivalent for the first quarter ended September 24, 2005 and incorporated herein by reference).

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer (filed herewith).

              32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer (filed herewith).

                                   SIGNATURES

The Company has duly caused this 10-Q/A Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BIRDS EYE FOODS, INC.

Date: March 20, 2006                   By:  /s/          Earl L. Powers
                                            ------------------------------------
                                                       EARL L. POWERS
                                                EXECUTIVE VICE PRESIDENT and
                                                 CHIEF FINANCIAL OFFICER and
                                                          SECRETARY
                                             (On Behalf of the Registrant and as
                                                 Principal Financial Officer)



Date: March 20, 2006                   By:  /s/          Linda K. Nelson
                                            ------------------------------------
                                                       LINDA K. NELSON
                                                VICE PRESIDENT and CONTROLLER
                                             (On Behalf of the Registrant and as
                                                 Principal Accounting Officer)