Form 10-Q/A
period 2005-12-24
BIRDS EYE FOODS INC
filed 2006-03-20
CIK 26285

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

================================================================================

                                EXPLANATORY NOTE

On February 3, 2006, Birds Eye Foods, Inc. filed its Quarterly Report on Form 10-Q Equivalent for its second fiscal quarter ended December 24, 2005 (the "Second Quarter Fiscal 2006 Form 10-Q Equivalent"). This 10-Q/A Equivalent (Amendment No. 1) is being filed to amend the Second Quarter Fiscal 2006 Form 10-Q Equivalent to include Exhibit 32 - Section 1350 Certifications. No other amendments or changes have been made to the Second Quarter Fiscal 2006 Form 10-Q Equivalent. This amendment speaks as of the date of the original report, February 3, 2006, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

ITEM 6.  EXHIBITS.

      Exhibits

         Exhibit Number                         Description
         --------------    -----------------------------------------------------

              10.1 Summary of Compensation Arrangements for Named Executive Officers and Directors of Birds Eye Foods, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

              10.2 Fourth Amendment to the Birds Eye Foods Excess Benefit Retirement Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

              10.3 Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Agrilink Holdings LLC (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

              10.4 Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

              31.1 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer (filed as Exhibit
                           31.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

              31.2 Certification required by Rule 13a - 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer (filed as Exhibit
                           31.2 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

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

Date: March 20, 2006                   By: /s/       Linda K. Nelson
                                           -------------------------------------
                                                       LINDA K. NELSON
                                                VICE PRESIDENT and CONTROLLER
                                             (On Behalf of the Registrant and as
                                                Principal Accounting Officer)