Form 10-K/A
period 2005-06-25
BIRDS EYE FOODS INC
filed 2006-03-29
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                             Form 10-K/A Equivalent
                                (Amendment No. 2)
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                EXPLANATORY NOTE

On March 20, 2006, Birds Eye Foods, Inc. filed a Form 10-K/A Equivalent (Amendment No. 1) (the "2005 Form 10-K/A-1 Equivalent"), to amend its Annual Report on Form 10-K Equivalent for its fiscal year ended June 25, 2005, which was filed on September 23, 2005 (as amended by the 2005 Form 10-K/A-1 Equivalent, the "2005 Form 10-K Equivalent"). This Form 10-K/A Equivalent (Amendment No. 2) is being filed to amend the 2005 Form 10-K/A-1 Equivalent to include Exhibit 31 - Certifications Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. No other amendments or changes have been made to the 2005 Form 10-K Equivalent or to the 2005 Form 10-K/A-1 Equivalent.

                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIRDS EYE FOODS, INC.

Date: March 29, 2006              By:   /s/        Earl L. Powers
                                        ----------------------------------------
                                                   Earl L. Powers
                                              Executive Vice President and
                                        Chief Financial Officer and Secretary
                                            (Principal Financial Officer)

Date: March 29, 2006              By:   /s/        Linda K. Nelson
                                        ----------------------------------------
                                                   Linda K. Nelson
                                              Vice President and Controller
                                          (On Behalf of the Registrant and as
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number                             Description
         -------   -------------------------------------------------------------

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

                                  EXHIBIT INDEX

(Continued):

         Exhibit
         Number                             Description
         -------   -------------------------------------------------------------

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

                                  EXHIBIT INDEX

(Continued):

         Exhibit
         Number                             Description
         -------   -------------------------------------------------------------

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

                                  EXHIBIT INDEX

(Continued):

         Exhibit
         Number                             Description
         -------   -------------------------------------------------------------

          12       Computation of Ratio of Earnings to Fixed Charges (filed as
                   Exhibit 12 to the Company's 10-K/A Equivalent (Amendment No.
                   1) for the fiscal year ended June 25, 2005 and incorporated herein by reference)

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