Form 10-Q/A
period 2005-09-24
BIRDS EYE FOODS INC
filed 2006-03-29
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                             Form 10-Q/A Equivalent
                                (Amendment No. 2)

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

================================================================================

                                EXPLANATORY NOTE

On March 20, 2006, Birds Eye Foods, Inc. filed a Form 10-Q/A Equivalent (Amendment No. 1)(the "First Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent"), to amend its Quarterly Report on Form 10-Q Equivalent for its first fiscal quarter ended September 24, 2005, which was filed on November 4, 2005 (as amended by the First Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent, the "First Quarter Fiscal 2006 Form 10-Q Equivalent"). This Form 10-Q/A Equivalent (Amendment No. 2) is being filed to amend the First Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent to include Exhibit 31 - Certifications Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. No other amendments or changes have been made to the First Quarter Fiscal 2006 Form 10-Q Equivalent or to the First Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent.

ITEM 6. EXHIBITS.

      Exhibits

Exhibit Number                            Description
--------------   ---------------------------------------------------------------
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

                                   SIGNATURES

The Company has duly caused this 10-Q/A Equivalent (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIRDS EYE FOODS, INC.

Date: March 29, 2006                 By: /s/ Earl L. Powers
                                         -------------------------------
                                             EARL L. POWERS
                                       EXECUTIVE VICE PRESIDENT and
                                        CHIEF FINANCIAL OFFICER and
                                                 SECRETARY
                                     (On Behalf of the Registrant and as
                                        Principal Financial Officer)

Date: March  29, 2006                By: /s/ Linda K. Nelson
                                         -------------------------------
                                             LINDA K. NELSON
                                         VICE PRESIDENT and CONTROLLER
                                     (On Behalf of the Registrant and as
                                         Principal Accounting Officer)