Form 10-Q/A
period 2005-12-24
BIRDS EYE FOODS INC
filed 2006-03-29
CIK 26285

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

================================================================================

                                EXPLANATORY NOTE

On March 20, 2006, Birds Eye Foods, Inc. filed a Form 10-Q/A Equivalent (Amendment No. 1)(the "Second Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent"), to amend its Quarterly Report on Form 10-Q Equivalent for its second fiscal quarter ended December 24, 2005, which was filed on February 3, 2006 (as amended by the Second Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent, the "Second Quarter Fiscal 2006 Form 10-Q Equivalent"). This Form 10-Q/A Equivalent (Amendment No. 2) is being filed to amend the Second Quarter Fiscal 2006 Form 10-Q/A-1 Equivalent to include Exhibit 31 - Certifications Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. No other amendments or changes have been made to the Second Quarter Fiscal 2006 Form 10-Q Equivalent or to the Second Quarter Fiscal 2006 Form 10-Q/A -1 Equivalent.

ITEM 6. EXHIBITS.

   Exhibits

      Exhibit Number                         Description
      --------------   ------------------------------------------------------

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