Form 10-Q
period 2006-03-25
BIRDS EYE FOODS INC
filed 2006-05-05
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                              Form 10-Q Equivalent

                                --------------

    (Mark One)
           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2006

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File Number: N/A

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

                             YES [ ]         NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2006.

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

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Birds Eye Foods, Inc.
Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income
(Dollars in Thousands)
(Unaudited)

                                                                     Three Months Ended               Nine Months Ended
                                                                 ---------------------------      --------------------------
                                                                  March 25,       March 26,        March 25,      March 26,
                                                                    2006            2005             2006           2005
                                                                 -----------     -----------      -----------    -----------
Net sales                                                        $   222,776     $   211,600      $   699,621    $   655,417
Cost of sales                                                       (187,243)       (170,067)        (565,969)      (514,607)
                                                                 -----------     -----------      -----------    -----------
Gross profit                                                          35,533          41,533          133,652        140,810
Selling, administrative, and general expense                         (27,741)        (29,998)         (85,153)       (90,398)
Asset impairment charge                                                    0            (994)               0           (994)
Restructuring                                                              0               0           (4,492)             0
Other income, net                                                        698           1,089               86          3,288
                                                                 -----------     -----------      -----------    -----------
Operating income                                                       8,490          11,630           44,093         52,706
Interest expense                                                      (8,572)         (7,465)         (24,886)       (21,101)
                                                                 -----------     -----------      -----------    -----------
Pretax (loss)/income from continuing operations                          (82)          4,165           19,207         31,605
Tax benefit/(provision)                                                   32          (1,578)          (7,491)       (12,530)
                                                                 -----------     -----------      -----------    -----------
(Loss)/income from continuing operations                                 (50)          2,587           11,716         19,075
Discontinued operations, net of tax                                        0               0             (281)             0
                                                                 -----------     -----------      -----------    -----------
Net (loss)/income                                                $       (50)    $     2,587      $    11,435    $    19,075
                                                                 ============    ===========      ===========    ===========

Accumulated earnings at beginning of period                           82,713          69,111           71,228         52,623
                                                                 -----------     -----------      -----------    -----------
Accumulated earnings at end of period                            $    82,663     $    71,698      $    82,663    $    71,698
                                                                 ===========     ===========      ===========    ===========

Net (loss)/income                                                $       (50)    $     2,587      $    11,435    $    19,075
Other comprehensive income/(loss):
   Minimum pension liability, net of taxes                                 0               0             (175)             0
   Unrealized gain/(loss) on hedging activity, net of taxes              250            (485)             186           (375)
                                                                 -----------     -----------      -----------    -----------
Comprehensive income                                             $       200     $     2,102      $    11,446    $    18,700
                                                                 ===========     ===========      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except for Per Share Information)
(Unaudited)

                                                                                March 25,      June 25,
                                                                                   2006          2005
                                                                                ----------    ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $    6,165    $   36,002
   Accounts receivable trade, net of allowances for doubtful accounts               69,466        60,208
   Accounts receivable, other                                                        4,929         4,011
   Income taxes refundable                                                               0           269
   Inventories, net                                                                235,186       196,287
   Current investment in CoBank                                                        331           383
   Prepaid manufacturing expense                                                     7,240        12,108
   Prepaid expenses and other current assets                                        10,930         9,696
   Held for sale assets                                                                 32         5,497
   Current deferred tax asset                                                        5,383         5,276
                                                                                ----------    ----------
         Total current assets                                                      339,662       329,737
Investment in CoBank                                                                   132           719
Property, plant and equipment, net of accumulated depreciation of $72,871
   and $56,826, respectively                                                       179,966       191,637
Goodwill                                                                            47,409        45,101
Trademarks and other intangible assets, net                                        220,289       222,496
Other assets                                                                        10,476        14,834
                                                                                ----------    ----------
         Total assets                                                           $  797,934    $  804,524
                                                                                ==========    ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current portion of obligations under capital leases                          $      821    $      865
   Current portion of long-term debt                                                 2,700         2,700
   Current portion of Termination Agreement with Pro-Fac Cooperative, Inc.           9,707         9,455
   Accounts payable                                                                 49,461        78,597
   Income taxes payable                                                                928             0
   Accrued interest                                                                  5,964         2,144
   Accrued employee compensation                                                     8,832         7,296
   Other accrued liabilities                                                        49,615        44,334
   Held for sale liabilities                                                             0         2,014
   Growers payable due to Pro-Fac Cooperative, Inc.                                 10,931         8,395
                                                                                ----------    ----------
         Total current liabilities                                                 138,959       155,800
Obligations under capital leases                                                     1,739         2,373
Long-term debt                                                                     298,465       298,548
Long-term portion of Termination Agreement with Pro-Fac Cooperative, Inc.            1,688         8,836
Other non-current liabilities                                                       64,549        67,228
Non-current deferred tax liability                                                  21,153        12,353
                                                                                ----------    ----------
         Total liabilities                                                         526,553       545,138
                                                                                ----------    ----------
Commitments and contingencies
Shareholder's Equity:
   Common stock, par value $.01; 11,000 shares
     authorized, issued and outstanding                                                  0             0
   Additional paid-in capital                                                      203,364       202,815
   Accumulated earnings                                                             82,663        71,228
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity, net of taxes                                 297           111
     Minimum pension liability adjustment, net of taxes                            (14,943)      (14,768)
                                                                                ----------    ----------
         Total shareholder's equity                                                271,381       259,386
                                                                                ----------    ----------
         Total liabilities and shareholder's equity                             $  797,934    $  804,524
                                                                                ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                     --------------------------------
                                                                                     March 25, 2006    March 26, 2005
                                                                                     --------------    --------------
Cash Flows From Operating Activities:
   Net income                                                                          $   11,435        $   19,075
   Adjustments to reconcile net income to net cash used in operating activities-
        Asset impairment charge within discontinued operations                                454                 0
        Asset impairment charge within continuing operations                                    0               994
        Restructuring charge                                                                4,492                 0
        Restructuring payments                                                               (736)                0
        Other income, net                                                                     (86)           (3,288)
        Depreciation                                                                       17,314            16,784
        Amortization of certain intangible assets                                           2,207             2,367
        Gain on derivative instruments                                                       (159)             (556)
        Amortization of debt issue costs, amendment costs, and debt premiums                5,108             5,279
        Gain on sale of assets                                                                (67)             (304)
        Transitional Services Agreement with Pro-Fac Cooperative, Inc.                          0               (70)
        Provision for deferred taxes                                                        6,495               855
        Provision for losses on accounts receivable                                           169               260
   Change in assets and liabilities, excluding effects of acquisition:
      Accounts receivable                                                                  (8,858)          (20,094)
      Inventories and prepaid manufacturing expense                                       (35,365)          (31,977)
      Income taxes refundable/payable                                                         915            10,995
      Accounts payable and other accrued liabilities                                      (20,638)           (9,450)
      Due to Pro-Fac Cooperative, Inc., net                                                 2,536             4,464
      Other assets and liabilities, net                                                    (3,856)            3,828
                                                                                       ----------        ----------
Net cash used in operating activities                                                     (18,640)             (838)
                                                                                       ----------        ----------

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                                               (7,292)          (14,179)
   Proceeds from disposals                                                                  3,399               565
   Acquisition of California & Washington Company                                               0           (74,290)
   Proceeds from investment in CoBank                                                         639             1,377
   Proceeds from note receivable to Pro-Fac Cooperative, Inc., net                              0             1,000
                                                                                       ----------        ----------
Net cash used in investing activities                                                      (3,254)          (85,527)
                                                                                       ----------        ----------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                                              2,200            28,900
   Payments on long-term debt                                                              (2,025)           (2,025)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.                        (8,000)           (8,000)
   Payments on capital leases                                                                (667)             (651)
   Birds Eye Holdings, Inc. investment, net                                                   549                65
                                                                                       ----------        ----------
Net cash (used in)/provided by financing activities                                        (7,943)           18,289
                                                                                       ----------        ----------
Net change in cash and cash equivalents                                                   (29,837)          (68,076)
Cash and cash equivalents at beginning of period                                           36,002            72,887
                                                                                       ----------        ----------
Cash and cash equivalents at end of period                                             $    6,165        $    4,811
                                                                                       ==========        ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                                             $   15,879        $   10,991
                                                                                       ==========        ==========
      Income taxes received/(paid), net                                                $      113        $     (681)
                                                                                       ==========        ==========

Supplemental disclosure of non-cash operating, investing and financing activities:
   Capital lease obligations incurred                                                  $       60        $      239
                                                                                       ==========        ==========
   Property, plant and equipment purchases included in accounts payable                $      334        $      358
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

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. Birds Eye Foods is a wholly owned subsidiary of Birds Eye Holdings Inc. ("Holdings Inc."). The Company has three primary segments in which it markets its products, they include: brand frozen, brand dry, and non-brand products. The majority of each of the segments' net sales are within the United States. All of the Company's operating facilities are within the United States.

On August 23, 2005, the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding this transaction.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. Operating results for the nine months ended March 25, 2006 are not necessarily the results to be expected for future interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K Equivalent for the fiscal year ended June 25, 2005.

Consolidation: The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification: Net cash used in operating activities and net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows were adjusted by $0.8 million in the first nine months of fiscal 2005, to reflect non-cash property, plant and equipment purchases.

New Accounting Pronouncements: In September 2005, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in reporting periods beginning after March 15, 2006. The Company does not anticipate that the adoption of EITF No. 04-13 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

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

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical information. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.2 million at March 25, 2006, and $1.1 million at June 25, 2005.

Additional Paid-In Capital: The change in additional paid-in capital results from Holdings, Inc. and Holdings LLC, a Delaware limited liability company and parent of Holdings, Inc. ("Holdings LLC") investment of $0.5 million in the Company.

Comprehensive Income: Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to display comprehensive income and its components as part of the consolidated financial statements. Comprehensive income is comprised of net income/(loss) and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income/(loss). The Company includes adjustments for minimum pension liabilities and unrealized gains and losses on hedging transactions in other comprehensive income. The income taxes related to the Company's minimum pension liabilities amounted to a $0.1 million tax benefit in other comprehensive income/(loss) for the nine months ended March 25, 2006. The income taxes related to the Company's unrealized gains and losses on hedging transactions amounted to approximately a $0.2 million tax provision and a $0.3 million tax benefit, respectively, in other comprehensive income/(loss) for the three months ended March 25, 2006 and March 26, 2005. The income taxes related to the Company's unrealized gains and losses on hedging transactions amounted to approximately a $0.1 million tax provision and a $0.3 million tax benefit, respectively, in other comprehensive income/(loss) for the nine months ended March 25, 2006 and March 26, 2005.

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

C&W is the premier marketer of frozen vegetables and fruits in the Western United States, with number one brand market share positions in California, the Pacific Northwest, and Arizona. The Company believes the Acquisition has strengthened its competitive position by expanding its presence in the Western United States.

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
                                   ==========

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income. The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the period presented:

(Dollars in Thousands)

                                    Nine months ended
                                         March 26,
                                           2005
                                    -----------------
Net sales                               $  661,975
Income from continuing operations           18,889
Net income                                  18,889

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

As of June 25, 2005, the Company had committed to a plan to sell its BEMSA subsidiary and all of the operating assets located at the Celaya, Mexico plant. In connection with this plan, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax) in the fourth quarter of fiscal 2005. In addition, the assumed liabilities were classified as liabilities held for sale as of June 25, 2005. The final accounting for the sale as of the closing date resulted in an additional $0.3 million impairment charge (net of taxes of $0.2 million) in the first quarter of fiscal 2006 and is included as a component of discontinued operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the nine months ended March 25, 2006.

Having met the criteria outlined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", certain property in Barker, New York was classified as an asset held for sale on the Company's Consolidated Balance Sheet as of March 25, 2006.

Having met the criteria outlined in SFAS No. 144, certain idle property in Sodus, Michigan was classified as an asset held for sale on the Company's Consolidated Balance Sheet as of June 25, 2005. The sale of this property was completed in January 2006. No gain or loss was recognized on the sale.

The major classes included in the Consolidated Balance Sheets as held for sale assets at estimated fair value less costs to sell and held for sale liabilities are as follows:

(Dollars in Thousands)

                                                          March 25,    June 25,
                                                             2006        2005
                                                          ---------   ---------
Held for sale assets:
Accounts receivable trade                                 $       0   $     379
Accounts receivable, other                                        0           4
Inventories                                                       0         369
Prepaid expenses and other current assets                         0         670
Property, plant and equipment, net                               32       4,034
Other assets                                                      0          41
                                                          ---------   ---------
   Total held for sale assets                             $      32   $   5,497
                                                          =========   =========

Held for sale liabilities:
Accounts payable                                          $       0   $    (744)
Income taxes payable                                              0        (308)
Accrued employee compensation                                     0        (716)
Other accrued liabilities                                         0        (246)
                                                          ---------   ---------
   Total held for sale liabilities                        $       0   $  (2,014)
                                                          =========   =========

NOTE 4. INVENTORIES

The major classes of inventories, net of inventory obsolescence reserves of $5.8 million and $6.4 million, as of March 25, 2006 and June 25, 2005, respectively, are as follows:

(Dollars in Thousands)

                                                          March 25,    June 25,
                                                             2006        2005
                                                          ---------   ---------

Finished goods                                            $ 213,342   $ 175,432
Raw materials and supplies                                   21,844      20,855
                                                          ---------   ---------
   Total inventories                                      $ 235,186   $ 196,287
                                                          =========   =========

NOTE 5. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Intangible Assets: As outlined in SFAS No. 142, "Goodwill and Other Intangible Assets", certain intangibles with a finite life are required to continue to be amortized. These intangibles are being amortized on a straight-line basis over approximately 5 to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized, however, are required to be tested annually for impairment.

The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                         March 25,                  June 25,
                                           2006                       2005
                                 ------------------------   ------------------------
                                   Gross                      Gross
                                  Carrying    Accumulated    Carrying    Accumulated
                                   Amount    Amortization     Amount    Amortization
                                 ---------   ------------   ---------   ------------
Amortized intangible assets:
   Customer relationships        $  36,100   $     (4,390)  $  36,100   $     (3,135)
   License agreement                10,406         (2,719)     10,406         (2,156)
   Other                             2,921         (1,529)      2,921         (1,140)
                                 ---------   ------------   ---------   ------------
      Total                         49,427   $     (8,638)     49,427   $     (6,431)
                                 ---------   ============   ---------   ============

Unamortized intangible assets:
   Trademarks                      179,500                    179,500
                                 ---------                  ---------
      Total                      $ 228,927                  $ 228,927
                                 =========                  =========

The aggregate amortization expense associated with intangible assets for the three months ended March 25, 2006 and March, 26, 2005 was $0.7 million and $1.1 million, respectively. The aggregate amortization expense associated with intangible assets for the nine months ended March 25, 2006 and March 26, 2005 was $2.2 million and $2.4 million, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

             Aggregate
               Annual
Fiscal      Amortization
 Year         Expense
------      ------------

2007          $  2,815
2008             2,803
2009             2,803
2010             2,533
2011             2,423

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount. The following is a summary of goodwill:

                                                            March 25,   June 25,
                                                               2006       2005
                                                            ---------   --------

Goodwill                                                    $  47,409   $ 45,101

As part of an ongoing IRS examination, the Company has received a non-binding proposed audit adjustment regarding the tax treatment of certain transaction fees incurred in conjunction with the August 19, 2002 change in control of the Company. In accordance with SFAS No. 109 "Accounting for Income Taxes," management may change its best estimate of the tax basis of acquired assets and liabilities at or before settlement with a tax authority. Accordingly, the Company has increased its deferred tax liability by $2.3 million to reflect the revised tax basis for the amount of the proposed settlement, and has increased goodwill attributable to the August 19, 2002 change in control transaction. The Company expects it will finalize this IRS examination during the fourth quarter.

NOTE 6. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                          March 25,    June 25,
                                                            2006        2005
                                                          ---------   ---------

Term Loan Facility                                        $ 248,134   $ 250,159
Senior Subordinated Notes                                    50,831      51,089
Revolving Credit Facility                                     2,200           0
                                                          ---------   ---------
   Total debt                                               301,165     301,248
Less current portion                                         (2,700)     (2,700)
                                                          ---------   ---------
   Total long-term debt                                   $ 298,465   $ 298,548
                                                          =========   =========

Bank Debt: On August 19, 2002, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. As of March 25, 2006, (i) there were $2.2 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.7 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $174.1 million.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due.

As of March 25, 2006, the interest rate under the Revolving Credit Facility was approximately 6.87 percent, and the interest rate under the Term Loan Facility was approximately 7.33 percent.

As of March 25, 2006, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 9 to the "Notes to Consolidated Financial Statements".

Senior Subordinated Notes: Birds Eye Foods has outstanding $50.0 million of its 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. As of March 25, 2006, the premium related to the Notes was $0.8 million and is being amortized against interest expense over the remaining life of the outstanding Notes.

As of March 25, 2006, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

NOTE 7. INTERIM DISCLOSURES FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost/Pension Benefits
(Dollars in Thousands)

                                                    Pension Benefits
                                       Three Months Ended      Nine Months Ended
                                     ---------------------   ---------------------
                                     March 25,   March 26,   March 25,   March 26,
                                        2006        2005       2006        2005
                                     ---------   ---------   ---------   ---------
Service cost                         $   1,046   $   1,114   $   3,412   $   3,341
Interest cost                            2,085       1,981       6,287       5,943
Expected return on plan assets          (1,873)     (1,793)     (5,621)     (5,379)
Amortization of prior service cost           1           1           4           4
Amortization of actuarial loss             260         210         792         632
                                     ---------   ---------   ---------   ---------
Net periodic cost - Company plans    $   1,519   $   1,513   $   4,874   $   4,541
Net periodic cost - union plans             90         117         350         341
Special termination benefits                 0           0       2,487           0
                                     ---------   ---------   ---------   ---------
   Total periodic benefit cost       $   1,609   $   1,630   $   7,711   $   4,882
                                     =========   =========   =========   =========

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

Components of Total Periodic Benefit Cost/Postretirement Benefits Other Than Pensions

(Dollars in Thousands)

                                        Postretirement Benefits Other than Pensions
                                       Three Months Ended        Nine Months Ended
                                     ----------------------   -----------------------
                                      March 25,   March 26,    March 25,   March 26,
                                        2006        2005         2006        2005
                                     ----------   ---------   ----------   ----------
Service cost                         $       13   $      10   $       37   $       32
Interest cost                                81          49          173          148
Amortization of prior service cost           (7)         (7)         (22)         (22)
Amortization of loss                         98           0           98            0
                                     ----------   ---------   ----------   ----------
   Total periodic benefit cost       $      185   $      52   $      286   $      158
                                     ==========   =========   ==========   ==========

NOTE 8. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company has three primary segments in which it operates: brand frozen, brand dry, and non-brand.

The Company's brand frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Steamfresh, Birds Eye Voila!, C&W, Freshlike and McKenzie's. The Company's brand dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin, and Husman). Birds Eye Foods also produces many products for the non-brand markets which include the store brands, food service and industrial markets. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products and other canned products. The Company's food service/industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

The following table includes the Company's operating segment information:

(Dollars in Millions)

                                                     Three Months Ended          Nine Months Ended
                                                  ------------------------   -------------------------
                                                    March 25,    March 26,     March 25,    March 26,
                                                      2006         2005          2006         2005
                                                  -----------   ----------   -----------   -----------
Net Sales:
   Brand frozen                                   $      99.7   $     91.5   $     299.3   $     269.9
   Brand dry                                             46.6         45.5         165.6         158.7
   Non-brand                                             76.5         74.6         234.7         226.8
                                                  -----------   ----------   -----------   -----------
Total continuing segments                         $     222.8   $    211.6   $     699.6   $     655.4
                                                  ===========   ==========   ===========   ===========
Operating income/(loss):
   Brand frozen                                   $       7.2   $     12.0   $      34.5   $      36.2
   Brand dry                                              5.9          4.8          29.3          26.6
   Non-brand                                             (5.3)        (5.3)        (15.3)        (12.4)
   Restructuring(1)                                       0.0          0.0          (4.5)          0.0
   Asset impairment charge(2)                             0.0         (1.0)          0.0          (1.0)
   Other income, net(3)                                   0.7          1.1           0.1           3.3
                                                  -----------   ----------   -----------   -----------
Operating Income                                          8.5         11.6          44.1          52.7
Interest expense                                         (8.6)        (7.4)        (24.9)        (21.1)
                                                  ------------  -----------  ------------  ------------
Pretax (loss)/income from continuing operations   $      (0.1)  $      4.2   $      19.2   $      31.6
                                                  ===========   ==========   ===========   ===========

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(2) The asset impairment charge represents the adjustment of the Company's closed Green Bay manufacturing facility to fair value. The Green Bay facility was closed in conjunction with the Company's sale of its brand canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the asset impairment charge.

(3) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other income, net.

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

Subsidiary Guarantors: Kennedy Endeavors, Incorporated, Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and Pro-Fac (Pro-Fac files periodic reports under the Security Exchange Act of 1934, Commission File Number 0-20539) have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008. In addition, Birds Eye Holdings, Inc., Kennedy Endeavors, Incorporated, GLK Holdings, Inc., BEMSA Holdings, Inc., and Linden Oaks Corporation ("Subsidiary Guarantors") have jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's Senior Credit Facility. The covenants in the 11 7/8 percent Senior Subordinated Notes and the Senior Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

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

                                                                             Statement of Operations
                                                                        Three Months Ended March 25, 2006
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors   Subsidiaries       Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Net sales                                            $   216,157   $    6,619   $           0    $         0   $    222,776
Cost of sales                                           (182,039)      (5,204)              0              0       (187,243)
                                                     -----------   ----------   -------------    -----------   ------------
Gross profit                                              34,118        1,415               0              0         35,533
Selling, administrative, and general expense             (26,946)        (795)              0              0        (27,741)
Other (expense)/income                                    (7,540)       8,238               0              0            698
Income from subsidiaries                                   8,113          637               0         (8,750)             0
                                                     -----------   ----------   -------------    -----------   ------------
Operating income                                           7,745        9,495               0         (8,750)         8,490
Interest (expense)/income                                (11,768)       1,762           1,434              0         (8,572)
                                                     -----------   ----------   -------------    -----------   ------------
Pretax (loss)/income from continuing operations           (4,023)      11,257           1,434         (8,750)           (82)
Tax benefit/(provision)                                    3,973       (3,941)              0              0             32
                                                     -----------   ----------   -------------    -----------   ------------
Net (loss)/income                                    $       (50)  $    7,316   $       1,434    $    (8,750)  $        (50)
                                                     ===========   ==========   =============    ===========   ============

                                                                               Statement of Operations
                                                                          Nine Months Ended March 25, 2006
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Net sales                                            $   679,531   $   20,090   $           0    $         0   $    699,621
Cost of sales                                           (550,944)     (15,025)              0              0       (565,969)
                                                     -----------   ----------   -------------    -----------   ------------
Gross profit                                             128,587        5,065               0              0        133,652
Selling, administrative, and general expense             (82,379)      (2,774)              0              0        (85,153)
Restructuring                                             (4,492)           0               0              0         (4,492)
Other (expense)/income                                   (24,965)      25,051               0              0             86
Income from subsidiaries                                  24,662        1,938               0        (26,600)             0
                                                     -----------   ----------   -------------    -----------   ------------
Operating income                                          41,413       29,280               0        (26,600)        44,093
Interest (expense)/income                                (34,183)       4,931           4,366              0        (24,886)
                                                     -----------   ----------   -------------    -----------   ------------
Pretax income from continuing operations                   7,230       34,211           4,366        (26,600)        19,207
Tax benefit/(provision)                                    4,486      (11,977)              0              0         (7,491)
                                                     -----------   ----------   -------------    -----------   ------------
Income from continuing operations                         11,716       22,234           4,366        (26,600)        11,716
Discontinued operations, net of tax                         (281)        (619)              0            619           (281)
                                                     -----------   ----------   -------------    -----------   ------------
Net income                                           $    11,435   $   21,615   $       4,366    $   (25,981)  $     11,435
                                                     ===========   ==========   =============    ===========   ============

                                                                                 Balance Sheet
                                                                                 March 25, 2006
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                         $     5,868   $      297   $           0    $         0   $      6,165
   Accounts receivable, net                               70,175        4,220             956           (956)        74,395
   Inventories -
     Finished goods                                      212,845          497               0              0        213,342
     Raw materials and supplies                           21,246          598               0              0         21,844
                                                     -----------   ----------   -------------    -----------   ------------
       Total inventories                                 234,091        1,095               0              0        235,186

   Other current assets                                   26,737           23               0         (2,844)        23,916
                                                     -----------   ----------   -------------    -----------   ------------

       Total current assets                              336,871        5,635             956         (3,800)       339,662

   Property, plant, and equipment, net                   159,184       20,782               0              0        179,966
   Investment in subsidiaries                            341,597       15,362               0       (356,959)             0
   Goodwill and other intangible assets, net              79,877      187,821               0              0        267,698
   Other assets                                           10,242      100,331          33,643       (133,608)        10,608
                                                     -----------   ----------   -------------    -----------   ------------
       Total assets                                  $   927,771   $  329,931   $      34,599    $  (494,367)  $    797,934
                                                     ===========   ==========   =============    ===========   ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                 $     2,700   $        0   $           0    $         0   $      2,700
   Current portion of Termination Agreement
     with Pro-Fac Cooperative, Inc.                        9,707            0               0              0          9,707
   Accounts payable                                       48,180        1,281               0              0         49,461
   Accrued interest                                        6,920            0               0           (956)         5,964
   Intercompany loans                                       (496)         496               0              0              0
   Other current liabilities                              68,322        5,649               0         (2,844)        71,127
                                                     -----------   ----------   -------------    -----------   ------------
       Total current liabilities                         135,333        7,426               0         (3,800)       138,959
   Long-term debt                                        332,108            0               0        (33,643)       298,465
   Long-term portion of Termination
     Agreement with Pro-Fac Cooperative, Inc.              1,688            0               0              0          1,688
   Other non-current liabilities                         187,261          145               0        (99,965)        87,441
                                                     -----------   ----------   -------------    -----------   ------------

       Total liabilities                                 656,390        7,571               0       (137,408)       526,553

   Shareholder's equity                                  271,381      322,360          34,599       (356,959)       271,381
                                                     -----------   ----------   -------------    -----------   ------------

       Total liabilities and shareholder's equity    $   927,771   $  329,931   $      34,599    $  (494,367)  $    797,934
                                                     ===========   ==========   =============    ===========   ============

                                                                             Statement of Cash Flows
                                                                        Nine Months Ended March 25, 2006
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                        $    11,435   $   21,615   $       4,366    $   (25,981)  $     11,435
   Adjustments to reconcile net income to cash
     (used in)/provided by operating activities -
       Asset impairment charge within
         discontinued operations                               0          454               0              0            454
       Restructuring charge                                4,492            0               0              0          4,492
       Restructuring payments                               (736)           0               0              0           (736)
       Other income, net                                     (86)           0               0              0            (86)
       Depreciation                                       15,819        1,495               0              0         17,314
       Amortization of certain intangible assets           1,644          563               0              0          2,207
       Gain on derivative instruments                       (159)           0               0              0           (159)
       Amortization of debt issue costs, amendment
         costs, and debt premiums                          6,562            0          (1,454)             0          5,108
       Gain on sale of assets                                (68)           1               0              0            (67)
       Provision for deferred taxes                        6,495            0               0              0          6,495
       Provision for losses on accounts receivable           169            0               0              0            169
       Equity in earnings of subsidiaries                 (2,872)        (641)              0          3,513              0
       Change in working capital                         (61,823)      (3,452)              9              0        (65,266)
                                                     -----------   ----------   -------------    -----------   ------------
Net cash (used in)/provided by operating activities      (19,128)      20,035           2,921        (22,468)       (18,640)
                                                     -----------   ----------   -------------    -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment             (6,874)        (418)              0              0         (7,292)
   Proceeds from disposals                                   885        2,514               0              0          3,399
   Distributions from BEMSA Holdings, Inc.                 2,740            0               0         (2,740)             0
   Proceeds from investment in CoBank                        639            0               0              0            639
                                                     -----------   ----------   -------------    -----------   ------------
Net cash (used in)/provided by investing activities       (2,610)       2,096               0         (2,740)        (3,254)
                                                     -----------   ----------   -------------    -----------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility             2,200            0               0              0          2,200
   Payments on long-term debt                             (2,025)           0               0              0         (2,025)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                            (8,000)           0               0              0         (8,000)
   Payments on capital leases                               (667)           0               0              0           (667)
   Birds Eye Holdings, Inc. investment, net                  549            0               0              0            549
   Distribution to Birds Eye Foods                             0       (2,740)              0          2,740              0
   Dividends paid                                              0      (19,547)         (2,921)        22,468              0
                                                     -----------   ----------   -------------    -----------   ------------
Net cash used in financing activities                     (7,943)     (22,287)         (2,921)        25,208         (7,943)
                                                     -----------   ----------   -------------    -----------   ------------

Net change in cash and cash equivalents                  (29,681)        (156)              0              0        (29,837)

Cash and cash equivalents at beginning of period          35,549          453               0              0         36,002
                                                     -----------   ----------   -------------    -----------   ------------
Cash and cash equivalents at end of period           $     5,868   $      297   $           0    $         0   $      6,165
                                                     ===========   ==========   =============    ===========   ============

                                                                             Statement of Operations
                                                                        Three Months Ended March 26, 2005
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Net sales                                            $   206,346   $    5,254   $           0    $         0   $    211,600
Cost of sales                                           (166,037)      (4,030)              0              0       (170,067)
                                                     -----------   ----------   -------------    -----------   ------------
Gross profit                                              40,309        1,224               0              0         41,533
Selling, administrative, and general expense             (29,221)        (777)              0              0        (29,998)
Asset impairment charge                                     (994)           0               0              0           (994)
Other (expense)/income                                    (6,150)       7,239               0              0          1,089
Income from subsidiaries                                   7,065          637               0         (7,702)             0
                                                     -----------   ----------   -------------    -----------   ------------
Operating income                                          11,009        8,323               0         (7,702)        11,630
Interest (expense)/income                                (10,216)       1,317           1,434              0         (7,465)
                                                     -----------   ----------   -------------    -----------   ------------
Pretax income from continuing operations                     793        9,640           1,434         (7,702)         4,165
Tax benefit/(provision)                                    1,794       (3,372)              0              0         (1,578)
                                                     -----------   ----------   -------------    -----------   ------------
Income from continuing operations                          2,587        6,268           1,434         (7,702)         2,587
Discontinued operations, net of tax                            0          868               0           (868)             0
                                                     -----------   ----------   -------------    -----------   ------------
Net income                                           $     2,587   $    7,136   $       1,434    $    (8,570)  $      2,587
                                                     ===========   ==========   =============    ===========   ============

                                                                             Statement of Operations
                                                                        Nine Months Ended March 26, 2005
                                                     ----------------------------------------------------------------------
                                                      Birds Eye    Subsidiary   Non-Guarantor    Eliminating
                                                     Foods, Inc.   Guarantors    Subsidiaries      Entries     Consolidated
                                                     -----------   ----------   -------------    -----------   ------------
(Dollars in Thousands)

Net sales                                            $   640,565   $   14,852   $           0    $         0   $    655,417
Cost of sales                                           (503,251)     (11,356)              0              0       (514,607)
                                                     -----------   ----------   -------------    -----------   ------------
Gross profit                                             137,314        3,496               0              0        140,810
Selling, administrative, and general expense             (88,053)      (2,345)              0              0        (90,398)
Asset impairment charge                                     (994)           0               0              0           (994)
Other (expense)/income                                   (19,517)      22,805               0              0          3,288
Income from subsidiaries                                  21,586        1,938               0        (23,524)             0
                                                     -----------   ----------   -------------    -----------   ------------
Operating income                                          50,336       25,894               0        (23,524)        52,706
Interest (expense)/income                                (29,051)       3,584           4,366              0        (21,101)
                                                     -----------   ----------   -------------    -----------   ------------
Pretax income from continuing operations                  21,285       29,478           4,366        (23,524)        31,605
Tax provision                                             (2,210)     (10,320)              0              0        (12,530)
                                                     -----------   ----------   -------------    -----------   ------------
Income from continuing operations                         19,075       19,158           4,366        (23,524)        19,075
Discontinued operations, net of tax                            0          880               0           (880)             0
                                                     -----------   ----------   -------------    -----------   ------------
Net income                                           $    19,075   $   20,038   $       4,366    $   (24,404)  $     19,075
                                                     ===========   ==========   =============    ===========   ============

                                                                                  Balance Sheet
                                                                                  June 25, 2005
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
                                                     ===========   ==========   =============    ===========   ============

                                                                                      Statement of Cash Flows
                                                                                 Nine Months Ended March 26, 2005
                                                             ---------------------------------------------------------------------
                                                              Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                                             Foods, Inc.   Guarantors    Subsidiaries     Entries     Consolidated
                                                             -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Cash Flows From Operating Activities:
   Net income                                                $    19,075   $   20,038   $       4,366   $   (24,404)  $     19,075
   Adjustments to reconcile net income to cash
     (used in)/provided by operating activities -
      Asset impairment charge within continuing operations           994            0               0             0            994
      Other income, net                                           (3,288)           0               0             0         (3,288)
      Depreciation                                                15,186        1,598               0             0         16,784
      Amortization of certain intangible assets                    1,804          563               0             0          2,367
      Gain on derivative instruments                                (556)           0               0             0           (556)
      Amortization of debt issue costs, amendment costs,
        and debt premiums                                          6,733            0          (1,454)            0          5,279
      Gain on sale of assets                                        (305)           1               0             0           (304)
      Transitional Services Agreement with Pro-Fac
        Cooperative, Inc.                                            (70)           0               0             0            (70)
      Provision for deferred taxes                                   855            0               0             0            855
      Provision for losses on accounts receivable                    260            0               0             0            260
      Equity in earnings of subsidiaries                          (4,870)        (641)              0         5,511              0
      Change in working capital                                  (37,005)      (5,238)              9             0        (42,234)
                                                             -----------   ----------   -------------   -----------   ------------
Net cash (used in)/provided by operating activities               (1,187)      16,321           2,921       (18,893)          (838)
                                                             -----------   ----------   -------------   -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (13,929)        (250)              0             0        (14,179)
   Proceeds from disposals                                           558            7               0             0            565
   Acquisition of California & Washington Company                (74,290)           0               0             0        (74,290)
   Proceeds from investment in CoBank                              1,377            0               0             0          1,377
   Proceeds from note receivable to Pro-Fac Cooperative,
     Inc., net                                                     1,000            0               0             0          1,000
                                                             -----------   ----------   -------------   -----------   ------------
Net cash used in investing activities                            (85,284)        (243)              0             0        (85,527)
                                                             -----------   ----------   -------------   -----------   ------------

Cash Flows From Financing Activities:
   Net proceeds from Revolving Credit Facility                    28,900            0               0             0         28,900
   Payments on long-term debt                                     (2,025)           0               0             0         (2,025)
   Payments on Termination Agreement with Pro-Fac
     Cooperative, Inc.                                            (8,000)           0               0             0         (8,000)
   Payments on capital leases                                       (651)           0               0             0           (651)
   Birds Eye Holdings, Inc. contributions, net                        65            0               0             0             65
   Dividends paid                                                      0      (15,972)         (2,921)       18,893              0
                                                             -----------   ----------   -------------   -----------   ------------
Net cash provided by/(used in) financing activities               18,289      (15,972)         (2,921)       18,893         18,289
                                                             -----------   ----------   -------------   -----------   ------------

Net change in cash and cash equivalents                          (68,182)         106               0             0        (68,076)

Cash and cash equivalents at beginning of period                  72,701          186               0             0         72,887
                                                             -----------   ----------   -------------   -----------   ------------
Cash and cash equivalents at end of period                   $     4,519   $      292   $           0   $         0   $      4,811
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

Other Income, net: On February 2, 2006, a fire damaged a storage building used as part of the Company's manufacturing facility in Waseca, Minnesota. The building contained harvesting equipment and seed inventory. All material costs to clean-up the site, replace the building, and replace the damaged equipment and inventory are covered under insurance policies maintained by the Company. A receivable of approximately $1.5 million has been recorded based on replacement values. In accordance with FASB Interpretation No. 30, "Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets-An Interpretation of APB Opinion No. 29", the Company recorded a gain of approximately $0.7 million within other income in the Company's Consolidated Statements of Operations, Accumulated Earnings and Comprehensive Income for the quarter ended March 25, 2006. The gain represents the difference between the insurance proceeds, net of a $0.5 million deductible, and the carrying value of the assets destroyed.

During the second quarter of fiscal 2006, the Company had committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income for the nine months ended March 25, 2006. The donation was completed in January 2006.

During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pre-tax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting in fiscal 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to outline the significant reasons for material changes in Birds Eye Foods financial condition and results of operations in the third quarter and first nine months of fiscal 2006 as compared to the third quarter and first nine months of fiscal 2005. This section should be read in conjunction with Part I, Item 1 of this report.

Birds Eye Foods has three primary segments including: brand frozen, brand dry, and non-brand. The majority of each of the segments' net sales are within the United States. All of the Company's operating facilities are within the United States.

The Company's brand frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable brand names such as Birds Eye, Birds Eye Steamfresh, Birds Eye Voila!, C&W, Freshlike and McKenzie's. The Company's brand dry family of products includes a wide variety of product offerings, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). Birds Eye Foods also produces many products for the non-brand markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products and other canned products. The Company's food service/industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products.

The following tables illustrate the results of operations by segment for the three and nine months ended March 25, 2006 and March 26, 2005:

Net Sales
(Dollars in Millions)

                         Three Months Ended              Nine Months Ended
                   -----------------------------   -----------------------------
                     March 25,       March 26,       March 25,       March 26,
                       2006            2005            2006            2005
                   -------------   -------------   -------------   -------------
                            % of            % of            % of            % of
                     $     Total     $     Total     $     Total     $     Total
                   -----   -----   -----   -----   -----   -----   -----   -----

Brand frozen        99.7    44.8    91.5    43.2   299.3    42.8   269.9    41.2
Brand dry           46.6    20.9    45.5    21.5   165.6    23.7   158.7    24.2
Non-brand           76.5    34.3    74.6    35.3   234.7    33.5   226.8    34.6
                   -----   -----   -----   -----   -----   -----   -----   -----
   Total           222.8   100.0   211.6   100.0   699.6   100.0   655.4   100.0
                   =====   =====   =====   =====   =====   =====   =====   =====

Operating Income
(Dollars in Millions)

                                 Three Months Ended         Nine Months Ended
                               ----------------------    ----------------------
                               March 25,    March 26,    March 25,    March 26,
                                 2006         2005         2006         2005
                               ---------    ---------    ---------    ---------

Brand frozen                   $     7.2    $    12.0    $    34.5    $    36.2
Brand dry                            5.9          4.8         29.3         26.6
Non-brand                           (5.3)        (5.3)       (15.3)       (12.4)
                               ---------    ---------    ---------    ---------
   Subtotal                          7.8         11.5         48.5         50.4
Restructuring(1)                     0.0          0.0         (4.5)         0.0
Asset impairment charge(2)           0.0         (1.0)         0.0         (1.0)
Other income, net(3)                 0.7          1.1          0.1          3.3
                               ---------    ---------    ---------    ---------
     Total operating income    $     8.5    $    11.6    $    44.1    $    52.7
                               =========    =========    =========    =========

(1) Represents a restructuring charge which is not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(2) The asset impairment charge represents the adjustment of the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its brand canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the asset impairment charge.

(3) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other income, net.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income from continuing operations plus interest, taxes, depreciation and amortization) for the three and nine months ended March 25, 2006 and March 26, 2005. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments, and is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investors and lenders to ensure consistent comparability of operating results. EBITDA should, however, be considered in addition to, and not as a substitute for or superior to operating income, net income, cash flows from operating activities, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                            Three Months Ended                 Nine Months Ended
                                      ------------------------------    -------------------------------
                                        March 25,        March 26,        March 25,         March 26,
                                          2006             2005             2006              2005
                                      -------------    -------------    -------------    --------------
                                               % of             % of             % of              % of
                                        $     Total      $     Total      $     Total      $      Total
                                      ----    -----    ----    -----    -----   -----    -----    -----
Brand frozen                           9.8     66.2    14.7     80.8     41.9    65.9     43.3     60.2
Brand dry                              6.7     45.3     5.7     31.3     32.2    50.6     29.6     41.2
Non-brand                             (2.4)   (16.2)   (2.3)   (12.6)    (6.1)   (9.6)    (3.3)    (4.6)
                                      ----    -----    ----    -----    -----   -----    -----    -----
   Subtotal                           14.1     95.3    18.1     99.5     68.0   106.9     69.6     96.8
Restructuring(2)                       0.0      0.0     0.0      0.0     (4.5)   (7.1)     0.0      0.0
Asset impairment charge(3)             0.0      0.0    (1.0)    (5.5)     0.0     0.0     (1.0)    (1.4)
Other income, net(4)                   0.7      4.7     1.1      6.0      0.1     0.2      3.3      4.6
                                      ----    -----    ----    -----    -----   -----    -----    -----
   Total EBITDA                       14.8    100.0    18.2    100.0     63.6   100.0     71.9    100.0
                                              =====            =====            =====             =====
Reconciliation of Total EBITDA
   to net income:
Depreciation and amortization         (6.3)            (6.6)            (19.5)           (19.2)
Interest expense                      (8.6)            (7.4)            (24.9)           (21.1)
Tax provision                          0.0             (1.6)             (7.5)           (12.5)
Discontinued operations, net of tax    0.0              0.0              (0.3)             0.0
                                      ----             ----             -----            -----
Net (loss)/income                     (0.1)             2.6              11.4             19.1
                                      ====             ====             =====            =====

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

(3) The asset impairment charge represents the adjustment of the Company's closed Green Bay manufacturing facility to reflect fair value. The Green Bay facility was closed in conjunction with the Company's sale of its brand canned vegetable businesses. This item is excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the asset impairment charge.

(4) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding other income, net.

       CHANGES FROM THIRD QUARTER FISCAL 2005 TO THIRD QUARTER FISCAL 2006

Net Sales: Net sales for the third quarter of fiscal 2006 were $222.8 million, an increase of $11.2 million, or 5.3 percent, as compared to net sales of $211.6 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, the Company experienced revenue growth in all of its operating segments. New product entries, expansion in distribution and successful pricing/promotional strategies all contributed to the improvements in net sales.

Gross Profit: Gross profit in the fiscal 2006 period decreased, however, $6.0 million to $35.5 million as compared to $41.5 million for the fiscal 2005 period. Gross profit margin was reduced from 19.6 percent to 15.9 percent. The decrease in gross profit margin is attributable to costs of approximately
$10.0 million associated with the nationwide launch of Birds Eye Steamfresh.
The Birds Eye Steamfresh platform introduces an innovative method to steam vegetables in a convenient and specially designed microwaveable bag. Birds
Eye Steamfresh combines patented steaming technology and fresh frozen vegetables to deliver taste, quality and convenience to consumers.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2006 period decreased $2.3 million to $27.7 million, as compared to $30.0 million in the fiscal 2005 period. The Company has benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005 and other cost saving efforts initiated in the current year. In addition, selling, administrative and general expenses were favorably impacted by the timing of marketing initiatives.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that the current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Company recorded an impairment charge of $1.0 million to write-down the carrying value of the Green Bay manufacturing facility to fair value. The Green Bay manufacturing facility was closed in conjunction with the Company's sale of its brand canned vegetable businesses.

Other Income, net: On February 2, 2006, a fire damaged a storage building used as part of the Company's manufacturing facility in Waseca, Minnesota. The building contained harvesting equipment and seed inventory. All material costs to clean-up the site, replace the building, and replace the damaged equipment and inventory are covered under insurance policies maintained by the Company. A receivable of approximately $1.5 million has been recorded based on replacement values. In accordance with FASB Interpretation No. 30, "Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets-An Interpretation of APB Opinion No. 29", the Company recorded a gain of approximately $0.7 million within other income in the Company's Consolidated Statement of Operations, Accumulated Earnings and Comprehensive Income for the quarter ended March 25, 2006. The gain represents the difference between the insurance proceeds, net of a $0.5 million deductible, and the carrying value of the assets destroyed.

During the third quarter of fiscal 2005, the Company resolved an outstanding business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting in fiscal 2003.

Operating Income: Operating income for the fiscal 2006 period was $8.5 million, a decrease of $3.1 million as compared to $11.6 million in the fiscal 2005 period. This decline is primarily attributable to the new product costs highlighted above. The brand dry segment increased $1.1 million, the brand frozen segment declined $4.8 million, and the non-brand segment remained constant. Significant segment variances are also highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2006 period was $8.6 million compared to $7.4 million in the fiscal 2005 period. Interest expense was unfavorably impacted by higher interest rates offset by lower average borrowings on the Company's revolving credit facility.

Tax Provision: The benefit for income taxes in the third quarter of fiscal 2006 was $32 thousand compared to a provision for income taxes of $1.6 million in the fiscal 2005 period. The variance is a result of a decrease in the Company's pretax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

Net (Loss)/Income: The Company experienced a net loss for the fiscal 2006 period of $0.1 million compared to net income of $2.6 million in the fiscal 2005 period. The variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Brand Frozen: Brand frozen net sales were $99.7 million in the fiscal 2006 period, an increase of $8.2 million or 9.0 percent as compared to net sales of $91.5 million for the fiscal 2005 period. Improvements within the Birds Eye product line as a result of enhanced product formulas, revised packaging and greater promotional effectiveness all contributed to growth. New products, including steamed and sauced vegetables in microwavable trays along with innovative vegetable blends sold within the club channel, also delivered net sales growth over the prior year. In addition, net sales of the Birds Eye Voila! product line were positively impacted by the execution of revised pricing strategies.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-brand or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 4.8 percent for the 12-week period ending March 26, 2006. The Company's brand market share on a unit basis at March 26, 2006 increased to 21.3 percent as compared to 19.3 percent at March 27, 2005. The bagged meal category for the 12-week period ending March 26, 2006 increased 5.8 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 12-week period ending March 26, 2006 was 15.3 percent compared to 15.7 percent for the 12-week period ending March 27, 2005. The inclusion of new entries into the bagged meal category has resulted in negative comparisons on a unit share basis.

Brand frozen operating income was $7.2 million in the fiscal 2006 period, a decline of $4.8 million as compared to operating income of $12.0 million in the fiscal 2005 period. While the brand frozen segment was positively impacted by the net sales improvements highlighted above, operating income was lowered primarily as a result of costs associated with the nationwide launch of Birds Eye Streamfresh. The Company introduced Birds Eye Steamfresh as an innovative way to steam vegetables in a convenient and specially designed microwaveable bag. Birds Eye Steamfresh combines patented steaming technology and fresh frozen vegetables to deliver taste, quality and convenience to consumers.

Brand Dry: Brand dry net sales were $46.6 million for the fiscal 2006 period, an increase of $1.1 million or 2.4 percent as compared to net sales of $45.5 million for the fiscal 2005 period. The increase was primarily attributable to distribution gains achieved by the Company's snack food business.

Operating income for the brand dry segment was $5.9 million for the fiscal 2006 period, an increase of $1.1 million or 22.9 percent as compared to $4.8 million for the fiscal 2005 period. Operating income benefited from the management of various spending activities.

Non-brand: Non-brand net sales were $76.5 million for the fiscal 2006 period, an increase of $1.9 million or 2.5 percent as compared to $74.6 million in the fiscal 2005 period. The growth in revenue is attributable to volume increases within the industrial channel due to current year inventory levels. Non-brand operating results, however, showed a loss of $5.3 million for both the fiscal 2006 and 2005 periods.

As highlighted above, IRI data does not track the Company's non-brand or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 12-week period ending March 26, 2006 was 33.1 percent compared to 31.2 percent for the 12-week period ending March 27, 2005.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2005 TO FIRST NINE MONTHS FISCAL 2006

Net Sales: Net sales for the fiscal 2006 period were $699.6 million, an increase of $44.2 million, or 6.7 percent, as compared to net sales of $655.4 million in the fiscal 2005 period. Improvements in the brand frozen segment resulted from:
(a) the acquisition of the California and Washington Company ("C&W") on September 23, 2004; (b) the performance of the Birds Eye product line, including new products in the value-added arena; and (c) growth within the Birds Eye Voila! product line. The Company's brand dry and non-brand segments also showed improvements in net sales as a result of increased volume. The "Segment Review" below outlines further details.

Gross Profit: Gross profit in the fiscal 2006 period, however, decreased $7.1 million to $133.7 million as compared to $140.8 million for the fiscal 2005 period. Gross profit margin was reduced from 21.5 percent to 19.1 percent. The decrease in gross profit margin was attributable to costs of approximately $10.0 million associated with the nationwide launch of the Birds Eye Steamfresh product line. Gross profit margin also continues to be negatively impacted by significant inflationary pressures affecting product costs including energy, fuel and employee benefit related expenses. To offset these increasing costs, the Company will continue to focus on cost-saving initiatives in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the fiscal 2006 period decreased $5.2 million to $85.2 million, as compared to $90.4 million in the fiscal 2005 period. The Company has benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005 and other cost saving efforts initiated in the current year. In addition, selling, administrative and general expenses were favorably impacted by the timing of marketing initiatives.

Asset Impairment Charge: In the third quarter of fiscal 2005, the Company determined that the current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with SFAS No. 144, the Company recorded an impairment charge of $1.0 million to write-down the carrying value of the Green Bay manufacturing facility to fair value. The Green Bay manufacturing facility was closed in conjunction with the Company's sale of its brand canned vegetable businesses.

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

Other Income, net: On February 2, 2006, a fire damaged a storage building used as part of the Company's manufacturing facility in Waseca, Minnesota. The building contained harvesting equipment and seed inventory. All material costs to clean-up the site, replace the building, and replace the damaged equipment and inventory are covered under insurance policies maintained by the Company. A receivable of approximately $1.5 million has been recorded based on replacement values. In accordance with FASB Interpretation No. 30, "Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets-An Interpretation of APB Opinion No. 29", the Company recorded a gain of approximately $0.7 million within other income in the Company's Consolidated Statement of Operations, Accumulated Earnings and Comprehensive Income for the quarter ended March 25, 2006. The gain represents the difference between the insurance proceeds, net of a $0.5 million deductible, and the carrying value of the assets destroyed.

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

Operating Income: Operating income for the fiscal 2006 period was $44.1 million, a decrease of $8.6 million as compared to $52.7 million in the fiscal 2005 period. The decline is attributable to those factors discussed above. The brand dry segment increased $2.7 million and the brand frozen and non-brand segments declined $1.7 million and $2.9 million, respectively. Significant segment variances are highlighted below in the "Segment Review".

Interest Expense: Interest expense for the fiscal 2006 period was $24.9 million compared to $21.1 million in the fiscal 2005 period. Interest expense was unfavorably impacted by higher interest rates offset by lower average borrowings on the Company's revolving credit facility.

Tax Provision: The provision for income taxes for the fiscal 2006 period was $7.5 million compared to a provision for income taxes of $12.5 million in the fiscal 2005 period. This decrease was a result of the reduction in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate.

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

Net Income: Net income for the fiscal 2006 period was $11.4 million compared to net income of $19.1 million in the fiscal 2005 period. This variance is the result of the factors outlined above.

                                 Segment Review

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Brand Frozen: Brand frozen net sales were $299.3 million in the fiscal 2006 period, an increase of $29.4 million or 10.9 percent as compared to net sales of $269.9 million for the fiscal 2005 period. Improvements within the Birds Eye product line as a result of enhanced product formulas, revised packaging and greater promotional effectiveness all contributed to growth. New product extensions, including steamed and sauced vegetables in microwavable trays along with innovative vegetable blends sold within the club channel, also delivered net sales growth over the prior year. Operating activity associated with the Company's acquisition of C&W also benefited results along with solid performance of the Company's Birds Eye Voila! product line.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-brand or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 2.8 percent for the 40-week period ending March 26, 2006. The Company's brand market share (including C&W for all periods) on a unit basis for the 40-week period ending March 26, 2006 increased to 20.2 percent as compared to 19.7 percent for the 40-week period ending March 27, 2005. The bagged meal category for the 40-week period ending March 26, 2006 increased 10.8 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! skillet meal product offering for the 40-week period ending March 26, 2006 was 15.8 percent compared to 17.9 percent for the 40-week period ending March 27, 2005. The inclusion of new entries into the bagged meal category have resulted in negative comparisons on a unit share basis.

Brand frozen operating income was $34.5 million in the fiscal 2006 period, a decline of $1.7 million as compared to $36.2 million in the fiscal 2005 period. While the brand frozen segment was positively impacted by net sales improvements highlighted above, operating income was impacted by costs incurred during the third quarter associated with the Company's introduction of Birds Eye Steamfresh. In addition, the Company continues to experience product cost increases consistent with that felt throughout the industry as a result of energy, fuel and employee benefit related expenses.

Brand Dry: Brand dry net sales were $165.6 million for the fiscal 2006 period, an increase of $6.9 million or 4.3 percent as compared to net sales of $158.7 million for the fiscal 2005 period. The increase was primarily attributable to distribution gains achieved by the Company's snack food business.

Operating income for the brand dry segment was $29.3 million for the fiscal 2006 period, representing an increase of $2.7 million from $26.6 million in the fiscal 2005 period. Operating income benefited from the management of various spending activities.

Non-brand: Non-brand net sales were $234.7 million for the fiscal 2006 period, an increase of $7.9 million or 3.5 percent as compared to $226.8 million in the fiscal 2005 period. The growth in revenue was attributable to volume increases within the industrial channel to manage to current year inventory levels. Non-brand operating results, however, showed a loss of $15.3 million for the fiscal 2006 period, a $2.9 million decline as compared to an operating loss of $12.4 million for the fiscal 2005 period. The increase in operating loss is attributable to the increase in product costs consistent with that experienced in the Company's other operating segments.

As highlighted above, IRI data does not track the Company's non-brand or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 40-week period ending March 26, 2006 increased to 32.0 percent compared to 31.4 percent for the 40-week period ending March 27, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Unaudited Consolidated Statement of Cash Flows for the nine months ended March 25, 2006 compared to the nine months ended March 26, 2005.

Net cash used in operating activities for the fiscal 2006 period was $18.6 million as compared to net cash used by operating activities of $0.8 million for the fiscal 2005 period, representing an increase in cash used of $17.8 million. The increase in cash used was primarily attributable to a voluntary contribution of $10.9 million made by the Company to its Master Salaried and Hourly Retirement plans in the first quarter of fiscal 2006. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension benefits. The increase in net cash used was also impacted by inventory levels and the timing of the liquidation of outstanding accounts payable and accrued liabilities.

Net cash used in investing activities for the fiscal 2006 period was $3.3 million, as compared to net cash used in investing activities of $85.5 million for the fiscal 2005 period, representing a change of $82.2 million. On September 23, 2004, the Company completed the acquisition of C&W, which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Company's Revolving Credit Facility defined below. See NOTE 2 to "the Notes to Consolidated Financial Statements" for additional disclosure regarding the acquisition of C&W. Capital expenditures were $7.3 million for the 2006 period compared to $14.2 million in the prior year period. The purchase of property, plant and equipment was for general operating purposes and is considered adequate to maintain the Company's facilities in proper working order.

Net cash used in financing activities for the fiscal 2006 period was $7.9 million, as compared to net cash provided by financing activities of $18.3 million in the fiscal 2005 period, representing a change of $26.2 million. This change was primarily driven by net proceeds from the Revolving Credit Facility to finance the acquisition of C&W during the first quarter of fiscal 2005. The Company's borrowings on its Revolving Credit Facility during the fiscal 2006 period were used in the ordinary course of business.

Senior Credit Facility: Birds Eye Foods and certain of its subsidiaries has a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007, and allows up to $40.0 million to be available in the form of letters of credit. The Company anticipates the Senior Credit Facility will be refinanced prior to maturity.

As of March 25, 2006, (i) there were $2.2 million of cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.7 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $174.1 million. The Company believes that the cash flow to be generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement ("Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. Based on the Company's

Consolidated Leverage Ratio, effective October 14, 2005, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. The unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio. As of March 25, 2006, the interest rate under the Revolving Credit Facility was approximately 6.87 percent and the interest rate under the Term Loan Facility was approximately 7.33 percent.

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

As of March 25, 2006, the Company is in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

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

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. As of March 25, 2006, Birds Eye Foods had outstanding $50.0 million of its $200.00 million 11 7/8 percent Senior Subordinated Notes, due 2008.

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

As of March 25, 2006, the Company is in compliance with all covenants, restrictions, and requirements under the Notes.

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

The following is a description of derivative financial instruments that were entered into in fiscal 2006.

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

Additionally, the Company entered into a second corrugated swap agreement on December 12, 2005, which matures on June 30, 2007. The swap is for 1,000 short tons per month at $497 per short ton. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap will hedge approximately 40 percent of the Company's annual usage.

To further seek to minimize commodity price risk, the Company entered into an additional corrugated swap agreement on February 17, 2006, which matures on June 30, 2007. The swap is for 1,000 short tons per month at $546, per short ton. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap will hedge approximately 40 percent of the Company's annual usage.

The fair value of these corrugated swap agreements as of March 25, 2006 was approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES.

Birds Eye Foods management, with the participation of Birds Eye Foods Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods Principal Executive and Principal Financial Officers concluded that Birds Eye Foods disclosure controls and procedures as of March 25, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended March 25, 2006 that materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information about any material developments that may have occurred since June 25, 2005 is described in NOTE 10, "Other Matters - Legal Matters", under "Notes to Consolidated Financial Statements" in Part I, Item 1. of this Form 10-Q Equivalent and is incorporated herein by reference in answer to this item.

ITEM 6. EXHIBITS.

      Exhibits

Exhibit Number                                           Description
--------------   -------------------------------------------------------------------------------------------
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

                                                   BIRDS EYE FOODS, INC.

Date: May 5, 2006                       By:         /s/ Earl L. Powers
                                            -----------------------------------
                                                      EARL L. POWERS
                                               EXECUTIVE VICE PRESIDENT and
                                                CHIEF FINANCIAL OFFICER and
                                                         SECRETARY
                                            (On Behalf of the Registrant and as
                                               Principal Financial Officer)

Date: May 5, 2006                       By:         /s/ Linda K. Nelson
                                            -----------------------------------
                                                      LINDA K. NELSON
                                               VICE PRESIDENT and CONTROLLER
                                            (On Behalf of the Registrant and as
                                               Principal Accounting Officer)