Form 10-K
period 2006-06-24
BIRDS EYE FOODS INC
filed 2006-09-14
CIK 26285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                              Form 10-K Equivalent
              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

     (Mark One)
            [ ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 24, 2006
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the Transition Period from _________to_________

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

 Number of common shares outstanding at September 13, 2006: Common Stock: 11,000

* This Form 10-K Equivalent is only being filed pursuant to a requirement contained in the indenture governing Birds Eye Foods, Inc.'s 11 7/8 Percent Senior Subordinated Notes Due 2008.

================================================================================

           FORM 10-K EQUIVALENT ANNUAL REPORT - FISCAL YEAR 2006
                           BIRDS EYE FOODS, INC.
                             TABLE OF CONTENTS

                                                                            PAGE

           Cautionary Statement on Forward-Looking Statements and Risk
           Factors ......................................................     3

                                     PART I

ITEM 1.    Description of Business
              General Development of Business ...........................     3
              Narrative Description of Business .........................     4
              Financial Information About Industry Segments .............     5
              Packaging and Distribution ................................     5
              Trademarks ................................................     5
              Raw Material Sources ......................................     5
              Environmental Matters .....................................     6
              Seasonality of Business ...................................     6
              Practices Concerning Working Capital ......................     6
              Significant Customers .....................................     6
              Backlog of Orders .........................................     6
              Business Subject to Governmental Contracts ................     6
              Competitive Conditions ....................................     7
              Market and Industry Data ..................................     7
              New Products and Research and Development .................     7
              Employees .................................................     7
ITEM 1A.   Risk Factors .................................................     7
ITEM 1B.   Unresolved Staff Comments ....................................    10
ITEM  2.   Description of Properties ....................................    10
ITEM  3.   Legal Proceedings ............................................    11
ITEM  4.   Submission of Matters to a Vote of Security Holders ..........    11

                                     PART II

ITEM  5.   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    12
ITEM  6.   Selected Financial Data ......................................    12
ITEM  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    13
ITEM  7A.  Quantitative and Qualitative Disclosures About Market Risk ...    25
ITEM  8.   Financial Statements and Supplementary Data ..................    26
ITEM  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................    60
ITEM  9A.  Controls and Procedures ......................................    60
ITEM  9B.  Other Information ............................................    61

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant............    62
ITEM 11.   Executive Compensation .......................................    64
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters ..............................    68
ITEM 13.   Certain Relationships and Related Transactions ...............    70
ITEM 14.   Principal Accountant Fees and Services .......................    72

                                     PART IV

ITEM 15.   Exhibits and Financial Statement Schedules ...................    73

           Signatures ...................................................    75
           Exhibit Index ................................................    77

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

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described in Item 1A of Part I of this Report. The Company's actual results could differ materially from those expressed or implied in the forward-looking statements.

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

Birds Eye Foods markets its brand frozen vegetable products under the names Birds Eye, Birds Eye Steamfresh, Birds Eye Voila!, C&W, Freshlike and McKenzie's. In addition, Birds Eye Foods produces brand dry products, including fruit fillings and toppings (Comstock and Wilderness), chili and chili ingredients (Nalley and Brooks), salad dressings (Bernstein's and Nalley), and snacks (Tim's, Snyder of Berlin and Husman). The Company's brand products are sold to customers such as Wal-Mart/Sam's, C&S Wholesale Grocers, Inc., Publix Super Markets, Inc., Kroger, Food Lion, Albertsons, Safeway, and Wakefern Foods. All of the major brands under which the Company markets its products are listed below under "Trademarks."

Currently, the Company also produces products for non-brand markets which include the Company's store brand, food service and industrial product lines. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products, and other canned products, which are sold to customers such as Wal-Mart/Sam's, Albertsons, C&S Wholesale Grocers, Inc., Kroger, BJ's, and Aldi Inc.

The Company's food service and industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products, which are sold to customers such as SYSCO, Gordon Food Service, ConAgra, Federated Group and Lafe Foods.

The percentage of net sales from products under brand names owned and promoted by the Company amounted to approximately 67 percent in fiscal 2006. Of these sales, 44 percent comprised brand frozen net sales and 23 percent comprised brand dry net sales. Non-brand items contributed 33 percent of net sales in fiscal 2006.

Exit Activities: On July 25, 2006, the Company announced that it will concentrate its resources on its brand businesses, and increase its focus on new products and marketing. As a result, the Company will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. The Company plans to sell five related production facilities and close one production facility. Birds Eye Foods will continue to deliver non-brand frozen products to current customers during this period. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

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

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company has three primary segments in which it operates: brand frozen, brand dry, and non-brand. A description of the Company's three primary segments follows:

Brand Frozen: The Company's brand frozen family of products includes traditional frozen vegetables as well as value added products marketed under recognizable consumer brands. The Birds Eye brand product lines include an array of traditional frozen vegetables from peas, beans, and corn to lightly seasoned and sauced vegetables, along with numerous varieties of vegetable blends. Baby vegetables provide another alternative in the portfolio of Birds Eye frozen offerings. The Company's products come in an array of sizes tailored to meet the needs of consumers of small households and large families. In addition, other value added products under the Birds Eye umbrella include Birds Eye Voila!, a frozen all-in-one meal replacement product. In fiscal 2006, the Company launched the Birds Eye Steamfresh product line that introduces an innovative method to steam vegetables in a convenient and specially designed microwaveable bag. Birds Eye Steamfresh combines patented steaming technology and fresh frozen vegetables to deliver taste, quality and convenience to consumers. The Company also markets frozen fruit products under the Birds Eye brand.

The Company licenses the Birds Eye Fresh trademark to several fresh vegetable partners.

The Company's portfolio of other brand frozen products includes several regional brands which command a strong market share in the geographies in which they compete.

On September 23, 2004, the Company acquired the California and Washington Company ("C&W"), a San Francisco based marketer of frozen vegetables and fruits. The Company markets and sells the C&W brand product line in the Western United States, with the number one branded market share positions in California, the Pacific Northwest and Arizona.

Freshlike is a leading consumer brand of frozen vegetables in the Midwest, and McKenzie's markets Southern-style vegetable products distributed primarily in the Southern United States.

Net sales within the brand frozen segment represented approximately 44, 41, and 40 percent of the Company's total net sales in fiscal 2006, 2005, and 2004, respectively.

Brand Dry: The Company's brand dry family of products includes a wide variety of product offerings. The Company markets fruit fillings and toppings products under brands including Comstock and Wilderness, well-known consumer brands. The Company also markets snack items through regional brands including Snyder of Berlin, Husman, and Tim's. Snyder of Berlin competes in the Mid-Atlantic states. Husman products are marketed in the Midwest, and Tim's competes in the Pacific Northwest. In addition, the Company competes in the salad dressing category with the Bernstein's and Nalley brands marketed in the Pacific Northwest. Adding to the Company's variety of brand dry items are chili and chili ingredients marketed regionally under the Nalley and Brooks brands in the Pacific Northwest and the Midwest, respectively. The Company commands a strong market share for its brand dry products in the geographies in which they compete. Brand dry products represented approximately 23, 24, and 24 percent of the Company's net sales in fiscal 2006, 2005 and 2004, respectively.

Non-Brand: The Company's non-brand markets include its store brand, food service and industrial and export product lines.

The Company's store brand product categories include frozen vegetables, fruit fillings and toppings, chili products, and other canned products. The store brand products are sold to large grocery store chains. The Company's food service products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products. These food service products are marketed and sold to restaurant chains and food service distributors. Industrial and export products primarily include frozen vegetables and fruit fillings and toppings which are sold to other food manufacturers for use as ingredients in their products. Non-brand products represented approximately 33, 35, and 36 percent of the Company's net sales in fiscal 2006, 2005 and 2004, respectively.

See "Exit Activities" below for additional disclosures regarding the Company's non-brand frozen business.

Discontinued Operations: On August 23, 2005 the Company sold its Mexican subsidiary, Birds Eye de Mexico, S.A. de C.V. ("BEMSA") and all of its production assets in Celaya, Mexico.

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name.

The operations of BEMSA and the Freshlike canned vegetable business are included in discontinued operations in the Company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding discontinued operations.

Exit Activities: On July 25, 2006, the Company announced that it will concentrate its resources on its brand businesses, and increase its focus on new products and marketing. As a result, the Company will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. The Company plans to sell five related production facilities and close one production facility. Birds Eye Foods will continue to deliver non-brand frozen products to current customers during this period. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Company is principally conducted in three primary segments including: brand frozen, brand dry, and non-brand. The financial statements for the fiscal years ended June 24, 2006, June 25, 2005, and June 26, 2004, which are included in this Report, reflect information relating to those segments for each of the Company's last three fiscal years. See NOTE 12 to the "Notes to Consolidated Financial Statements" and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures regarding segments.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Company's activities. The Company's products are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products within the brand dry segment are primarily marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic, and Pacific Northwest. Customer brand operations encompass the sale of products under store brands to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipments to customers in key marketing areas.

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

Segment                                   Trademark
-------           --------------------------------------------------------------

Brand Frozen      Birds Eye Foods(1), Birds Eye, Voila!(2), Birds Eye Fresh,
                  Steamfresh(1), C&W, C&W California & Washington, California &
                  Washington Organic, Freshlike, McKenzie's, Gold King, Southern
                  Farms, Southland, Tropic Isle

Brand Dry         Birds Eye Foods(1), Comstock, Brooks, Nalley, Wilderness,
                  Snyder of Berlin, Tim's Cascade Style Potato Chips, La
                  Restaurante, Erin's(1), Thank You, Husman's, Flavor
                  Destinations,` Mariner's Cove, Riviera, Bernstein's and
                  Greenwood

Non-brand         Birds Eye Foods(1), Chill-Ripe, Globe

(1)   Application filed and U.S. federal registration is pending.

(2)   Voila! is subject to a license agreement from a third party.

                              RAW MATERIAL SOURCES

Birds Eye Foods purchases raw materials for use in its manufacturing process. Historically, the purchase of agricultural commodities have been from Pro-Fac pursuant to the terms of an Amended and Restated Marketing and Facilitation Agreement between Birds Eye Foods and Pro-Fac. The commercial market value ("CMV") of crops supplied by Pro-Fac for use by the Company in fiscal 2006 was $47.0 million. The Company also purchases agricultural commodities by entering into preseason contracts with growers, and when necessary, on the open market. See further discussion of Birds Eye Foods' relationship with Pro-Fac in NOTES 1 and 2 to the "Notes to Consolidated Financial Statements", including a description of the Amended and Restated Marketing and Facilitation Agreement.

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

The Company purchases all of its requirements for nonagricultural products, including containers, in the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur. As discussed in Item 7A. "Quantitative and Qualitative Disclosure about Market Risk', the Company has entered into swap agreements to manage its exposure to price fluctuations associated with certain manufacturing supplies.

On July 25, 2006 the Company announced it will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months, and plans to sell five related production facilities. As a result of these decisions, in future years the Company anticipates that it will obtain the majority of its agricultural commodity needs by entering into preseason contracts with growers. The Company believes agricultural commodities will be in adequate supply and generally will be available from numerous sources.

                              ENVIRONMENTAL MATTERS

The Company's facilities and products are subject to federal, state, and local laws and regulations relating to the quality of products, sanitation, safety, and environmental control. The Company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings or the competitive position of the Company.

                            SEASONALITY OF BUSINESS

From a sales point of view, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months, such as certain frozen vegetables, chili, and fruit fillings and toppings, and others that have higher sales volume in the warm weather months, such as potato chips and salad dressings. Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the purchase of such crops.

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

On July 25, 2006, the Company announced that it will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. The Company's decision to exit the non-brand frozen business will result in reduced inventory levels and lower seasonal borrowings beginning in fiscal 2008.

                              SIGNIFICANT CUSTOMERS

For the fiscal year ended June 24, 2006, Wal-Mart/Sam's accounted for 18 percent of the Company's consolidated revenue. In fiscal 2006, Wal-Mart/Sam's represented 25 percent, 11 percent and 12 percent of the brand frozen, brand dry and non-brand segments revenue, respectively. In addition, C&S Wholesale represented 12 percent of the brand frozen segment revenue in fiscal 2006.

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

                             COMPETITIVE CONDITIONS

All products of the Company, particularly brand products, compete with those of other national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a readily available and broad line of products, product quality, price, and marketing and sales promotions.

Birds Eye Foods' pricing is generally competitive with that of other food processors for products of comparable quality. The brand products of the Company are marketed under national and regional brands. In fiscal 2006, marketing programs for national brands focused primarily on the nationwide launch of the Birds Eye Steamfresh product line.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

It is difficult to estimate the number of competitors in the markets served by the Company. Nearly all products sold by Birds Eye Foods compete with the nationally advertised brands of other leading food processors, including Del Monte, General Mills, Frito-Lay, Kraft, and similar major brands, as well as with the brand and store brand products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The Company operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 20 full-time employees are employed at this facility. The Company follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process is intended to ensure input from consumers, customers, and internal functional areas before a new product is brought to market. Birds Eye Foods also focuses on the development of related products or modifications of existing products for the Company's brand businesses.

The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $2.8 million in fiscal 2006 and $4.3 million in both fiscal 2005 and 2004.

In the first quarter of fiscal 2006, the Company introduced Birds Eye Steamfresh as an addition to its frozen vegetable segment. The Birds Eye Steamfresh platform introduces an innovative method to steam vegetables in a convenient and specially designed microwaveable bag. Birds Eye Steamfresh combines patented steaming technology and fresh frozen vegetables to deliver taste, quality and convenience to consumers.

                                    EMPLOYEES

As of June 24, 2006, the Company had approximately 2,660 full-time employees, of whom 1,800 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 890 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions.

On July 25, 2006, the Company announced that it will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. The Company plans to sell five related production facilities and close one production facility. These initiatives will result in the elimination of approximately 1,400 positions. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, the following risks and uncertainties could materially adversely affect the Company's business, financial condition, or results of operations. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the Company's business, results of operations or financial condition in the future.

Strong competition in the food industry, including competitive pricing, could adversely affect the Company's profitability and market share.

Competition in the Company's product categories is highly competitive and is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. Such pressures may restrict the Company's ability to increase prices, including in response to product and other cost increases. The Company's results of operations will suffer if profit margins decrease, either as a result of a reduction in prices or increased costs, and the Company is not able to increase sales volumes to offset those margin decreases.

In order to maintain or increase the Company's current market share in this highly competitive environment, the Company may also need to increase its spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, increased expenditures by the Company may not maintain or enhance market share and could result in lower profitability.

The inherent risks in the marketplace associated with new product introductions and changes in consumer preferences could adversely impact the Company's profitability.

The success of the Company is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. The Company may be required to increase expenditures for new product development and introductory costs. The Company may not be successful in developing new products or improving existing products, or its new products may not achieve consumer acceptance, each of which could negatively impact profitability.

The consolidation of retail customers may adversely impact the Company's operating margins and profitability.

The Company's customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is anticipated to continue. As the retail grocery trade continues to consolidate and mass market retailers become larger, large retail customers may seek to use their position to improve their profitability through lower pricing and increased promotional programs. These customers also may use shelf space currently used by the Company's branded products for their store brand products. If the Company fails to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional spending for its products, any of which could adversely impact its profitability.

Fluctuations in the cost of supply chain elements, including energy and energy related costs could increase operating costs and lower profitability.

The Company sources raw materials including corn, peas, beans, cherries, blueberries, and meat, as well as packaging materials such as plastic, metal, paper, fiberboard, unbleached kraftliner and other materials to manufacture products. The cost of such may fluctuate due to weather conditions, or other unforeseen circumstances and may result in unexpected increases in costs.

Rising fuel and energy costs may also have a significant impact on the cost of operations, including the manufacture, transport, and distribution of products. Fuel costs may fluctuate due to a number of factors outside the control of the Company, including governmental policy and regulation and weather conditions. If the Company is unable to increase prices to offset these increased costs as a result of consumer sensitivity to pricing or otherwise, the Company may experience lower profitability.

The Company may experience liabilities or adverse affects on its reputation as a result of product recalls.

The Company sells products for human consumption and may need to recall some of its products if product contamination, spoilage, mishandling or tampering were to occur. The scope of such a recall could result in significant costs incurred as a result of the recall, including, potential destruction of inventory, and lost sales. Should consumption of any product cause injury, the Company may be liable for monetary damages as a result of a judgment against it. A significant product recall or product liability case could cause a loss of consumer confidence in the Company's food products and could have a material adverse affect on the value of the Company's brands and results of operations.

New regulations could adversely affect the Company's business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies, and new regulations and changes to existing regulations are issued regularly. Increased government regulation of the food industry, such as recent requirements regarding the labeling of trans-fat content, could result in increased costs to the Company and adversely affect its profitability.

Economic downturns may cause consumers to shift their food purchases from higher priced branded products to lower-priced store brand products.

Retailers are increasingly offering store brand products that compete with the Company's branded products. The willingness of consumers to purchase the Company's branded products depends in part on the perception that the Company's branded products are of higher quality than less expensive alternatives. If the difference in quality between the Company's branded products and store brands narrows, or if there is a perception of such a narrowing, consumers may choose not to buy the Company's branded products. Furthermore, in periods of economic uncertainty, consumers tend to purchase more store brand or other economy brands, which could result in a reduction in the volume of sales of the Company's higher margin products or shift in the Company's product mix to lower margin offerings. The Company's ability to maintain or improve its brand value will impact whether these circumstances will result in decreased market share and profitability of the Company.

The Company may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.

Periodically, the Company evaluates acquiring other businesses that would strategically fit within the Company. If the Company is unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, its financial results could be adversely affected. In addition, the Company may, periodically, divest businesses that no longer strategically fit within its business portfolio, and the Company's profitability may be impacted by either gains or losses on sales, or lost operating income from those businesses. Furthermore, the Company may be unable to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to the Company. In addition, the Company may be required to incur asset impairment charges related to acquired or divested businesses which may lower the Company's profitability. Acquisition and divestiture activities present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers and sellers.

The Company's inability to achieve efficiency in production could adversely impact operating costs.

The Company's future success and profitability depends in part on its ability to be efficient in the production and manufacturing of its products. The ability to achieve additional efficiencies may become more difficult over time as the Company takes advantage of existing opportunities. The failure to lower costs through productivity gains could weaken the Company's competitive position.

The Company's ability to service its debt, including the Company's ability to refinance, could significantly adversely impact the Company's financial condition.

The Company's term loan facility, which matures in August 2008, provides for principal payments of $129.6 million in fiscal 2008 and $106.6 million in fiscal 2009. In addition, the Company has $50.0 million aggregate principal amount of senior subordinated notes outstanding, that are due in November 2008. Although the Company currently intends to refinance its term loan facility prior to maturity, in the event it is unable to refinance the term loan facility or is unable to refinance the facility on favorable terms, the current principal repayment terms could have a material adverse effect on the Company's financial condition. The Company's ability to refinance will depend, in part, on its future operating performance, which will, in part, be subject to prevailing economic, financial, competitive and other factors beyond its control. Although the Company expects that it will be able to refinance the Term Loan Facility on favorable terms, there can be no assurance that it will be able to do so.

The Company's senior secured credit facility and the indenture governing the senior subordinated notes contain various covenants.

The Company's senior secured credit facility contains financial covenants tied to leverage and interest coverage. In addition, the Company's debt agreement under certain circumstances limit certain additional borrowings, investments and the acquisition and disposition of assets. As currently structured, a breach of a covenant or restriction of these agreements could result in a default that would in turn cause the affected lender to accelerate the repayment of principal and accrued interest on the Company's outstanding loans, if they choose, and terminate their commitments to lend additional funds. The future ability of the Company to comply with the covenants depends on future business performance that is subject to economic, financial, competitive and other factors including the other risks described herein. In the event of default, we cannot assure that waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to the Company.

Some of the Company's debt has variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

Certain of the Company's loans under the senior secured credit facility have variable floating interest rates. This increases the Company's exposure to fluctuations in market interest rates. The interest rates on the borrowings may vary depending on the prime rate, the federal funds rate or Eurodollar Rate (LIBOR). If these interest rates rise, the interest rate on the Company's variable debt may increase. Therefore, an increase in these interest rates may increase the Company's interest payment obligations and have a negative impact on the Company's cash flow and results of operations.

The Company's ability to effectively complete the exit of the non-brand frozen business.

On July 25, 2006, the Company announced it will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. The Company also announced plans to sell five related production facilities and close one production facility. If the Company is unable to effectively complete the exit of the non-brand frozen business and sell the related production facilities, it may not fully recognize the anticipated savings and operational benefits. Further, if the exit activities have a negative impact on the Company's relationships with employees, major customers or vendors, the Company's profitability could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Certain property in Barker, New York and Red Creek, New York were classified as assets held for sale for accounting purposes at June 24, 2006.

The following table describes all material facilities leased or owned by the Company (other than certain public warehouses leased by the Company from unaffiliated third parties from time to time). Except as otherwise noted, each facility set forth below is owned by Birds Eye Foods.

                       FACILITIES UTILIZED BY THE COMPANY

Type of Property                                            Location                Square Feet               Segment
----------------                                            --------                -----------    ---------------------------
Freezing plant, repackaging plant and distribution center   Darien, WI                397,975      Brand frozen/non-brand
Freezing plant and warehouse(1)                             Oakfield, NY              269,289      Brand frozen/non-brand
Freezing plant, repackaging plant and warehouse             Waseca, MN                258,475      Brand frozen/non-brand
Freezing plant, repackaging plant and warehouse(1)          Watsonville, CA           207,600      Brand frozen/non-brand
Freezing plant, repackaging plant and warehouse(1)          Fairwater, WI             199,837      Brand frozen/non-brand
Freezing plant(1)                                           Bergen, NY                137,737      Brand frozen/non-brand

Repackaging plant and distribution center                   Fulton, NY                254,856      Brand frozen/non-brand
Repackaging plant(1)                                        Montezuma, GA              77,370      Brand frozen/non-brand
Repackaging plant, warehouse, distribution center and
  public storage warehouse(1)                               Brockport, NY             346,470      Brand frozen/non-brand

Canning plant and warehouse                                 Fennville, MI             329,866      Brand dry/non-brand
Warehouse(2)                                                Waseca, MN                 91,400      Brand frozen/non-brand
Warehouse(2)                                                Darien, WI                140,086      Brand frozen/non-brand
Warehouse(2)                                                Montezuma, GA             236,814      Brand frozen/non-brand

Manufacturing plant and warehouse                           Tacoma, WA                286,468      Brand dry/non-brand

Manufacturing plant, warehouse, distribution center
  and office                                                Berlin, PA                183,500      Brand dry
Manufacturing plant, warehouse, distribution center and
  office(2)                                                 Algona, WA                 97,690      Brand dry

Distribution Center(2)                                      Erlanger, KY               32,000      Brand dry
Distribution Center(2)                                      Leetsdale, PA              18,200      Brand dry
Distribution Center(2)                                      Canal Fulton, OH           14,000      Brand dry
Distribution Center(2)                                      Bristol, TN                11,320      Brand dry
Distribution Center(2)                                      Ashland, KY                10,760      Brand dry
Distribution Center(2)                                      Altoona, PA                10,000      Brand dry
Distribution Center(2)                                      Monessen, PA               15,480      Brand dry
Distribution Center(2)                                      Elwood City, PA            12,000      Brand dry

Canning plant and warehouse                                 Red Creek, NY                          Closed facility
Canning and freezing plant                                  Green Bay, WI                          Closed facility

Headquarters office (2)                                     Rochester, NY              77,513      Corporate
Office building - Green Bay                                 Green Bay, WI             107,200      Corporate
Office building - Tacoma                                    Tacoma, WA                 20,500      Corporate

(1) The Company plans to sell or close these facilities in conjunction with its recently announced decision to exit from the vast majority of its non-brand frozen business. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

(2) Leased from third parties, although certain related equipment is owned by the Company.

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

ITEM 6. SELECTED FINANCIAL DATA

Birds Eye Foods results of operations and financial condition for fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003 are not comparable with those of fiscal 2002. Fiscal 2006, fiscal 2005 and fiscal 2004 represent three complete fiscal years of operations following the August 19, 2002 Transaction. Fiscal 2003 reflects the Company's operations for the "predecessor" period (June 30, 2002 to August 18, 2002) and the Company's operations for the "successor" period (August 19, 2002 to June 28, 2003). The financial data below for fiscal 2002 also reflect the Company's operations for the "predecessor" period. For further discussion of the August 19, 2002 Transaction, see NOTES 1 and 2 to the "Notes to Consolidated Financial Statements" of this Form 10-K Equivalent.

(Dollars in Thousands)

                              Birds Eye Foods, Inc.
                        FIVE YEAR SELECTED FINANCIAL DATA

                                                                                                                    Fiscal Year
                                                    Fiscal Year Ended June                 Periods Ended            Ended June
                                         -----------------------------------  ---------------------------------  ----------------
                                                                                  Successor       Predecessor
                                         Successor    Successor    Successor  August 19, 2002   June 30, 2002 -     Predecessor
                                            2006         2005       2004       June 28, 2003    August 18, 2002        2002
                                         ----------  -----------  ----------  ---------------  ----------------  ----------------
Consolidated Summary of Operations:
   Net sales                             $  927,797  $   858,669  $  843,398  $       764,900  $        98,076   $        943,886
   Cost of sales                           (746,949)    (677,706)   (652,863)        (585,239)         (75,441)          (735,714)
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
   Gross profit                             180,848      180,963     190,535          179,661           22,635            208,172
   Selling, administrative, and
     general expenses                      (118,486)    (120,565)   (112,208)        (105,606)         (15,084)          (113,904)
   Asset impairment charge                     (218)        (994)          0                0                0                  0
   Restructuring                             (4,492)      (1,940)          0                0                0             (2,622)
   Other income, net                             86        3,288           0                0                0                  0
   Gain from pension curtailment                  0            0           0                0                0              2,472
   Income from Great Lakes Kraut
     Company, LLC                                 0            0           0            1,770              277              2,457
   Goodwill impairment charge                     0            0           0                0                0           (179,025)
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
   Operating income/(loss) before
     dividing with Pro-Fac                   57,738       60,752      78,327           75,825            7,828            (82,450)
   Interest expense                         (32,936)     (28,456)    (31,326)         (39,807)          (7,416)           (61,331)
   Loss on early extinguishment of debt           0            0      (4,018)               0                0                  0
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
   Pretax income/(loss) from
     continuing operations and before
     dividing with Pro-Fac                   24,802       32,296      42,983           36,018              412           (143,781)
   Pro-Fac share of income                        0            0           0                0                0            (16,842)
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
   Pretax income/(loss) from
     continuing operations                   24,802       32,296      42,983           36,018              412           (160,623)
   Tax (provision)/benefit                   (9,835)     (12,139)    (15,438)         (14,426)            (169)            31,569
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
   Income/(loss) from continuing
     operations                              14,967       20,157      27,545           21,592              243           (129,054)
   Discontinued operations, net of tax         (281)      (1,552)      4,322             (836)            (158)            (1,640)
                                         ----------  -----------  ----------  ---------------  ---------------   ----------------
Net income/(loss)                        $   14,686  $    18,605  $   31,867  $        20,756  $            85   $       (130,694)
                                         ==========  ===========  ==========  ===============  ===============   ================
Balance Sheet Data:
   Working capital(a)                    $  198,742  $   173,937  $  211,603  $       316,901                    $        302,606
   Ratio of current assets to
      current liabilities                     2.3:1        2.1:1       2.4:1            3.0:1                               3.1:1

   Total assets                          $  807,330  $   804,524  $  779,973  $       909,383                    $        857,741
   Cash and cash equivalents             $   73,896  $    36,002  $   72,887  $       153,756                    $         14,686
   Long-term debt and capital leases
     (excludes current portion)          $  288,444  $   300,921  $  304,620  $       461,803                    $        625,585

Other Statistics:
     Average number of employees:
     Regular                                  2,774        2,813       2,937            3,447                               4,239
     Seasonal                                   704          655         685              844                               1,649

(a) Working capital represents current assets (including cash) less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for material changes in the Birds Eye Foods financial condition and results of operations from fiscal 2004 through fiscal 2006. This section should be read in conjunction with Part II, Item 8., "Financial Statements and Supplementary Data" section of this report.

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

Birds Eye Foods also currently produces many products for the non-brand markets which include store brand, food service and industrial markets. The Company's store brand products include frozen vegetables, fruit fillings and toppings, chili products, and other canned products. The Company's food service/industrial products include frozen vegetables, salad dressings, mayonnaise, fruit fillings and toppings, and chili products. On July 25, 2006, the Company announced that it will concentrate its resources on its brand businesses, and increase its focus on new products and marketing. As a result, the Company will be exiting the vast majority of its non-brand frozen business over the next 12 to 18 months. Birds Eye Foods will continue to deliver non-brand frozen products to current customers during this period. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

The following tables illustrate the Company's results of operations by segment for the fiscal years ended June 24, 2006, June 25, 2005, and June 26, 2004.

Net Sales
(Dollars in Millions)

                                  Fiscal Years Ended
               --------------------------------------------------
                 June 24,         June 25,          June 26,
                   2006             2005              2004
               -------------   -------------   ------------------
                        % of            % of                 % of
                 $     Total     $     Total        $       Total
               -----   -----   -----   -----      -----     -----

Brand frozen   405.0    43.7   356.1    41.5      334.0      39.6
Brand dry      212.7    22.9   203.4    23.7      202.4      24.0
Non-brand      310.1    33.4   299.2    34.8      307.0      36.4
               -----   -----   -----   -----      -----     -----
   Total       927.8   100.0   858.7   100.0      843.4     100.0
               =====   =====   =====   =====      =====     =====

Operating Income
(Dollars in Millions)

                                              Fiscal Years Ended
                                ----------------------------------------------
                                  June 24,        June 25,        June 26,
                                   2006             2005             2004
                                --------------  -------------   --------------
                                         % of            % of            % of
                                  $     Total     $     Total     $      Total
                                -----   ------  -----   -----   -----   ------

Brand frozen                     44.1     76.4   47.8    78.6    57.7     73.7
Brand dry                        36.7     63.6   31.5    51.8    34.7     44.3
Non-brand                       (18.5)   (32.1) (18.9)  (31.1)  (14.1)   (18.0)
                                -----   ------  -----   -----   -----   ------
   Subtotal                      62.3    107.9   60.4    99.3    78.3    100.0
Asset impairment charge(1)       (0.2)    (0.3)  (1.0)   (1.6)    0.0      0.0
Restructuring(2)                 (4.5)    (7.8)  (1.9)   (3.1)    0.0      0.0
Other income, net(3)              0.1      0.2    3.3     5.4     0.0      0.0
                                -----   ------  -----   -----   -----   ------
   Total operating income        57.7    100.0   60.8   100.0    78.3    100.0
                                =====   ======  =====   =====   =====   ======

(1) Represents asset impairment charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's asset impairment charges.

(2) Represents restructuring charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(3) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the items included in other income, net.

EBITDA(1)

The following table sets forth continuing segment EBITDA (defined as income from continuing operations plus interest, taxes, depreciation and amortization) for the fiscal years ended June 24, 2006, June 25, 2005, and June 26, 2004. EBITDA is an additional measure used by the Company to evaluate the operating performance of its segments, and is a primary measure used internally by management to manage the business. EBITDA is also a primary measure used externally by the Company's investor and lenders to ensure consistent comparability of operating results. EBITDA should, however, be considered in addition to, and not as a substitute for or superior to operating income, net income, cash flows from operating activities, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

(Dollars in Millions)

                                                                     Fiscal Years Ended
                                                 ---------------------------------------------------------
                                                     June 24,               June 25,          June 26,
                                                       2006                  2005               2004
                                                 ------------------    ----------------   ----------------
                                                            % of                  % of               % of
                                                   $        Total         $       Total      $       Total
                                                 ------    --------    ------    ------   ------    ------
Brand frozen                                       54.3        64.9      57.1      66.5     66.3      67.2
Brand dry                                          40.4        48.2      35.2      41.0     38.3      38.8
Non-brand                                          (6.4)       (7.6)     (6.8)     (7.9)    (1.9)     (1.9)
                                                 ------    --------    ------    ------   ------    ------
   Subtotal                                        88.3       105.5      85.5      99.6    102.7     104.1
Asset impairment charge(2)                         (0.2)       (0.2)     (1.0)     (1.2)     0.0       0.0
Restructuring(3)                                   (4.5)       (5.4)     (1.9)     (2.2)     0.0       0.0
Other income, net(4)                                0.1         0.1       3.3       3.8      0.0       0.0
Loss on early extinguishment of debt(5)             0.0         0.0       0.0       0.0     (4.0)     (4.1)
                                                 ------    --------    ------    ------   ------    ------
   Total EBITDA                                    83.7       100.0      85.9     100.0     98.7     100.0
                                                 ======    ========    ======    ======   ======    ======

Reconciliation of Total EBITDA to net income:
   Depreciation and amortization                  (26.0)                (25.1)             (24.4)
   Interest expense                               (32.9)                (28.5)             (31.3)
   Tax provision                                   (9.8)                (12.1)             (15.4)
   Discontinued operations, net of tax             (0.3)                 (1.6)               4.3
                                                 ------                ------             ------
Net income                                         14.7                  18.6               31.9
                                                 ======                ======             ======

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as income from continuing operations plus interest, taxes, depreciation, and amortization.

(2) Represents asset impairment charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's asset impairment charges.

(3) Represents restructuring charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(4) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the items included in other income, net.

(5) The loss on early extinguishment of debt of $4.0 million has not been allocated to segments. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding long-term debt.

                     CHANGES FROM FISCAL 2005 TO FISCAL 2006

Net Sales: Net sales were $927.8 million in fiscal 2006, an increase of $69.1 million, or 8.0 percent, as compared to net sales of $858.7 million in fiscal 2005. Improvements resulted primarily from the brand frozen segment and included: (a) net sales associated with the fiscal 2006 nationwide launch of Birds Eye Steamfresh; (b) enhanced performance of the Birds Eye product line;
(c) growth within the Birds Eye Voila! product line; and (d) the acquisition of the California and Washington Company ("C&W") on September 23, 2004. The Company's brand dry and non-brand segments also showed improvements in net sales as a result of increased volume. The "Segment Review" below outlines further details regarding the Company's performance.

Gross Profit: Gross profit was $180.8 million in fiscal 2006, which is consistent with fiscal 2005. Gross profit margin was, however, reduced from 21.1 percent to 19.5 percent. The decrease in gross profit margin resulted from approximately $10.0 million of costs associated with the nationwide launch of the Birds Eye Steamfresh product line. During fiscal 2006, gross profit margin was also negatively impacted by significant inflationary pressures affecting product costs including energy, fuel and employee benefit related expenses. To offset these increasing costs, the Company will continue to focus on cost-saving initiatives in its production and administrative areas.

Selling, Administrative and General Expenses: Selling, administrative and general expenses were $118.5 million in fiscal 2006, a decrease of $2.1 million or 1.7 percent, as compared to $120.6 million in fiscal 2005. The Company has benefited from reductions in overhead as a result of restructuring activities initiated in the fourth quarter of fiscal 2005 and other cost saving efforts initiated in the current year. Offsetting these reductions was an increase in media costs associated with the Birds Eye Steamfresh launch.

Asset Impairment Charge: In the fourth quarter of fiscal 2006, the Company determined that the current real estate market conditions in the Red Creek, New York area had resulted in the impairment of its idle property in Red Creek. In accordance with SFAS No. 144, the Company recorded an impairment charge of $0.2 million to write-down the carrying value of the Red Creek facility to fair value less costs to sell. The Company expects to dispose of the Red Creek facility in the first quarter of fiscal 2007.

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

In the fourth quarter of fiscal 2005, the Company announced the elimination of approximately 45 positions from various locations and departments within the Company. The reductions were part of an ongoing focus on low-cost operations and administrative cost savings. The reductions included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.9 million in the fourth quarter of fiscal 2005, primarily comprising employee termination benefits. The majority of this amount was paid in fiscal 2006.

Other Income, net: On February 2, 2006, a fire damaged a storage building used as part of the Company's manufacturing facility in Waseca, Minnesota. The building contained harvesting equipment and seed inventory. All material costs to clean-up the site, replace the building, and replace the damaged equipment and inventory are covered under insurance policies maintained by the Company. During the third quarter of fiscal 2006, the Company recorded a receivable of approximately $1.5 million based on replacement values of the property damaged. During the fourth quarter of fiscal 2006, the Company received $0.7 million of insurance proceeds. All remaining proceeds were received in the first quarter of fiscal 2007. In accordance with FASB Interpretation No. 30, "Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets-An Interpretation of APB Opinion No. 29", the Company recorded a gain of approximately $0.7 million within other income in the Company's Consolidated Statement of Operations, Accumulated Earnings and Comprehensive Income for the year ended June 24, 2006. The gain represents the difference between the total insurance amount, net of a $0.5 million deductible, and the carrying value of the assets destroyed.

During the second quarter of fiscal 2006, the Company committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations, Accumulated Earnings, and Comprehensive Income. The donation was completed in January 2006.

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

Operating Income: Operating income was $57.7 million in fiscal 2006, a decrease of $3.1 million as compared to $60.8 million in fiscal 2005. The decline is attributable to those factors discussed above. Operating results of the brand frozen business were impacted by launch costs associated with Birds Eye Steamfresh and contributed to the decline of $3.7 million in the current year. Operating results of the brand dry and non-brand segments increased $5.2 million and $0.4 million, respectively. Further segment variances are highlighted below in the "Segment Review."

Interest Expense: Interest expense was $32.9 million in fiscal 2006, an increase of $4.4 million compared to $28.5 million in fiscal 2005. Interest expense was unfavorably impacted by a general increase in interest rates partially offset by lower average borrowings on the Company's revolving credit facility.

Tax Provision: The provision for income taxes for fiscal 2006 was $9.8 million compared to a provision for income taxes of $12.1 million in the fiscal 2005 period. This decrease was a result of the reduction in the Company's pre-tax earnings. The Company has not experienced any significant changes in its consolidated effective tax rate. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's provision for income taxes and its effective tax rate.

Discontinued Operations, net of tax: On August 23, 2005, Birds Eye Foods entered into and completed transactions under a Stock Purchase Agreement (the "Sale Agreement") with Congelados Don Jose S.P.R. de R.L. ("CDJ") pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of Birds Eye de Mexico, S.A. de C.V. ("BEMSA"), a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. In the fourth quarter of fiscal 2005, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, and recorded an impairment charge of $1.6 million (after-tax). The final accounting for the sale as of the closing date resulted in an additional charge of $0.3 million (after-tax) in the first quarter of fiscal 2006.

Net Income: Net income for fiscal 2006 was $14.7 million compared to net income of $18.6 million in fiscal 2005. The decrease is the result of the factors outlined above.

                                 SEGMENT REVIEW

In fiscal 2006, a detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Brand Frozen: The Company's brand frozen net sales were $405.0 million, an increase of $48.9 million or 13.7 percent as compared to net sales of $356.1 million in fiscal 2005. Contributing to this increase was the Company's launch of Birds Eye Steamfresh during the second half of fiscal 2006. The Birds Eye Steamfresh platform introduces an innovative method to steam vegetables in a convenient and specially designed microwaveable bag. Birds Eye Steamfresh combines patented steaming technology and fresh frozen vegetables to deliver taste, quality and convenience to consumers. Improvements within other Birds Eye product lines as a result of enhanced product formulas, product line extensions, revised packaging and greater promotional effectiveness also contributed to the increase in net sales. The Company's Birds Eye Voila! product line also showed volume increases in fiscal 2006, benefiting from revised pricing strategies. The Company's acquisition of C&W on September, 23, 2004 provided approximately one quarter of additional sales in fiscal 2006.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-brand or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 1.7 percent for the 52-week period ending June 18, 2006. The Company's brand market share, however, on a unit basis for the 52-week period ending June 18, 2006 increased to 20.8 percent as compared to 19.5 percent for the 52-week period ending June 19, 2005. This improvement was lead by the Birds Eye Steamfresh launch and the improvements benefiting net sales as highlighted above. The bagged meal category for the 52-week period ending June 18, 2006 increased 6.6 percent on a unit basis. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 52-week period ending June 18, 2006 was 15.8 percent compared to 17.1 percent for the 52-week period ending June 19, 2005. The inclusion of new entries into the bagged meal category have resulted in negative comparisons on a unit share basis.

Brand frozen operating income was $44.1 million for fiscal 2006, a decline of $3.7 million, as compared to $47.8 million in fiscal 2005. While the brand frozen segment was positively impacted by net sales improvements highlighted above, operating income was impacted by launch costs and marketing support costs incurred during the second half of fiscal 2006 in conjunction with the Birds Eye Steamfresh product line. In addition, the Company experienced product cost increases during fiscal 2006 consistent with that experienced throughout the industry as a result of energy, fuel and transportation costs and employee benefit related expenses.

Brand Dry: Brand dry net sales were $212.7 million in fiscal 2006, an increase of $9.3 million or 4.6 percent as compared to net sales of $203.4 million in fiscal 2005. The increase was primarily attributable to distribution growth achieved by the Company's snack food business.

Operating income for the brand dry segment was $36.7 million in fiscal 2006, representing an increase of $5.2 million from $31.5 million in fiscal 2005. Operating income benefited from the management of various spending activities.

Non-brand: Non-brand net sales were $310.1 million in fiscal 2006, an increase of $10.9 million or 3.6 percent as compared to $299.2 million in fiscal 2005. The growth in revenue was primarily attributable to volume increases in the store brand market and industrial channels. Non-brand operating results showed a loss of $18.5 million for fiscal 2006, a $0.4 million improvement as compared to an operating loss of $18.9 million in fiscal 2005. To mitigate product cost increases also experienced within this segment of the business, pricing actions, continued efforts to rationalize product offerings and reductions in various overhead costs were a focus during fiscal 2006. See further discussion at "Exit Activities" below regarding the non-brand frozen business.

As highlighted above, IRI data does not track the Company's non-brand or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category for the 52-week period ending June 18, 2006 increased to 32.6 percent compared to 31.4 percent for the 52-week period ending June 19, 2005.

Exit activities: On July 25, 2006, the Company announced that it will concentrate its resources on its brand businesses and increase its focus on new products and marketing. As a result, the Company will be exiting from the vast majority of its non-brand frozen business over the next 12 to 18 months, and plans to sell five related production facilities. The non-brand frozen business, with its lower margins, utilized resources which now can be freed up to drive brand growth and to compete more aggressively with competitors who are not producing non-brand frozen items.

The impacted facilities include: Brockport, Bergen and Oakfield, NY; Fairwater WI; and Montezuma, GA. In total, these facilities employ approximately 740 full-time workers. Any facility not sold after its related production season in fiscal 2007 will be closed between October 2006 and June 2007. In addition, the decision to exit the non-brand frozen business will affect a number of administrative positions in offices in Rochester, N.Y. and Green Bay, Wisconsin. The Company's research and development facility will remain in Green Bay.

Another impact of this decision will be the closure of the Birds Eye Foods facility in Watsonville, CA at the end of the 2006 calendar year. This facility employs approximately 550 workers. The closure of the Watsonville facility will result in the Company incurring approximately $3.5 million for employee termination benefits during fiscal 2007. In addition, Birds Eye Foods will incur a pension withdrawal liability of approximately $1.0 million to $1.5 million for the Company's unfunded benefit obligation related to the Western Conference of Teamsters Pension Trust multiemployer plan.

In connection with these actions, the Company expects to take additional cash and non-cash accounting charges. The Company anticipates incurring employee termination benefits, environmental remediation costs associated with facility closures and sales, accelerated depreciation, inventory markdowns, contract and lease termination costs, and other exit costs. In addition, the Company may incur asset impairment charges related to the impacted non-branded frozen facilities. Currently, the Company is unable to make a determination of an estimate or a range of estimates of these charges, individually or in the aggregate.

                     CHANGES FROM FISCAL 2004 TO FISCAL 2005

Net Sales: Net sales were $858.7 million in fiscal 2005, an increase of $15.3 million, or 1.8 percent, as compared to net sales of $843.4 million in fiscal 2004. This increase is primarily attributable to the net sales of C&W subsequent to its acquisition on September 23, 2004, offset by volume declines in selected product lines of the Company as a result of pricing activities and competitive actions. In addition, a decline in non-brand product sales resulted from management's continuing efforts to rationalize product offerings with lower margins. The "Segment Review" below outlines further details.

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

Selling, Administrative and General Expenses: Selling, administrative and general expenses were $120.6 million in fiscal 2005 an increase of $8.4 million or 7.5 percent, as compared to $112.2 million in fiscal 2004. The increase is primarily attributable to the Company's acquisition of C&W and increased consumer marketing and other brand building initiatives within the brand frozen segment.

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

Restructuring: On June 15, 2005, the Company announced the elimination of approximately 45 positions from various locations and departments within the Company. The reductions were part of an ongoing focus on low-cost operations and administrative cost savings. The reductions included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.9 million in the fourth quarter of fiscal 2005, primarily comprising employee termination benefits. The majority of this amount was paid in fiscal 2006.

Other Income, net: During the second quarter of fiscal 2005, management renegotiated one of its third-party warehousing leases. This resulted in recognition of a $2.2 million pretax benefit due to the elimination of an unfavorable lease commitment that was recorded in purchase accounting in fiscal 2003.

In addition, during the third quarter of fiscal 2005, the Company resolved an outstanding business and occupation tax issue with the State of Washington. This resulted in recognition of a $1.1 million pretax benefit due to elimination of a preacquisition contingency that was recorded in purchase accounting in fiscal 2003.

Operating Income: Operating income was $60.8 million in fiscal 2005, a decrease of $17.5 million as compared to $78.3 million in fiscal 2004. The decline is attributable to those factors discussed above. Decreases in operating results within the brand frozen, brand dry, and non-brand segments were $9.9 million, $3.2 million, and $4.8 million, respectively. The significant reasons for changes in the Company's operating income are highlighted below in the "Segment Review."

Interest Expense: Interest expense was $28.5 million in fiscal 2005, a decrease of $2.8 million compared to $31.3 million in fiscal 2004. This decline was the result of the Company's repayment of $150.0 million of its 11 7/8 percent Senior Subordinated Notes in the fiscal 2004 period, partially offset by increased interest expense incurred in fiscal 2005 to finance the acquisition of C&W and a general increase in interest rates.

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

Discontinued Operations, net of tax: On August 23, 2005, Birds Eye Foods entered into and completed the transactions under a Sale Agreement with CDJ pursuant to which CDJ acquired a manufacturing facility in Celaya, Mexico utilized by Birds Eye Foods for the production of various frozen vegetables. The transactions included the sale of the stock of BEMSA, a wholly owned subsidiary of Birds Eye Foods and BEMSA Holding, Inc., and all of the equipment of Birds Eye Foods located at the BEMSA facility in Celaya, Mexico. In the fourth quarter of fiscal 2005, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax).

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction. Also included in discontinued operations in fiscal 2004 are the operating results of the Freshlike canned vegetable business prior to sale. The Freshlike canned vegetable business was previously reported in the brand dry segment.

Net Income: Net income for fiscal 2005 was $18.6 million compared to net income of $31.9 million in fiscal 2004. The decrease is the result of the factors outlined above.

                                 SEGMENT REVIEW

A detailed accounting of the significant reasons for changes in net sales and operating income by segment is outlined below.

Brand Frozen: Brand frozen net sales were $356.1 million in fiscal 2005, an increase of $22.1 million or 6.6 percent as compared to net sales of $334.0 million in fiscal 2004. Net sales for C&W subsequent to its acquisition on September 23, 2004 accounted for $34.2 million of the Company's increase in net sales. In addition, the Company's revitalization efforts within its Birds Eye Voila! product category drove net sales improvements of $8.9 million. These increases were offset by declines within several other Birds Eye branded frozen vegetable product categories and several of the Company's regional product lines, as a result of pricing actions and competitive activities. To offset higher product costs, the Company increased its list prices in many categories. In some instances, price gaps developed versus competitors and volume softened. The Company has subsequently modified its trade promotion strategy to drive effectiveness and return to historic volume levels.

The Company tracks retail sales in many of the categories in which it competes using data from Information Resources, Inc. ("IRI"). IRI data is limited, however, as IRI does not capture sales at several of the Company's customers including Wal-Mart, Costco, and others. IRI also does not track non-brand or store brand retail sales by the manufacturer. According to IRI, the frozen vegetable category on a unit basis declined 1.1 percent for the 52-week period ending June 19, 2005. The Company's branded market share (including C&W for all periods) on a unit basis for the 52-week period ending June 19, 2005 was 19.5 percent compared to 20.9 percent for the 52-week period ending June 20, 2004. The bagged meal category for the 52-week period ending June 19, 2005 increased
30.5 percent on a unit basis. On a unit sales basis, the Birds Eye Voila! bagged meal product offering for the 52-week period ending June 19, 2005 showed growth of 20.4 percent. Market share on a unit basis for the Company's Birds Eye Voila! bagged meal product offering for the 52-week period ending June 19, 2005 was 17.1 percent compared to 18.5 percent for the 52-week period ending June 20, 2004. The inclusion of new entries into the bagged meal category have resulted in negative comparisons for existing brands on a unit share basis.

Brand frozen operating income was $47.8 million in the fiscal 2005 period, a decline of $9.9 million, as compared to $57.7 million in fiscal 2004. While the brand frozen segment was positively impacted by the operating income of C&W subsequent to its acquisition, the volume declines highlighted above, along with significantly increased products costs, have negatively impacted earnings.

Brand Dry: Brand dry net sales were $203.4 million in fiscal 2005, which is consistent with net sales of $202.4 million in fiscal 2004.

Operating income for the brand dry segment was $31.5 million for fiscal 2005, representing a decline of $3.2 million from $34.7 million in fiscal 2004. Significant cost increases in employee benefits, meat, edible oils, steel and various commodities used in the brand dry segment have negatively impacted operating income. The Company has focused on purchasing opportunities and innovative merchandising to enhance profitability of the brands within this segment.

Non-brand: Non-brand net sales were $299.2 million in fiscal 2005, a decline of $7.8 million or 2.5 percent as compared to $307.0 million in fiscal 2004. This decline is primarily attributable to a reduction in food service and industrial sales. Reduced crop intake during the summer of 2004 resulted in less inventory available to be sold in the industrial channel. In addition, during fiscal 2005 the Company experienced a decline in net sales under an industrial co-pack agreement. Industrial and co-pack sales typically yield lower margins than the Company's other product lines.

The operating loss for the non-brand segment was $18.9 million for fiscal 2005 as compared to a loss of $14.1 million in fiscal 2004. This increase in operating loss was attributable to the decline in net sales highlighted above and increased product costs consistent with that experienced in the Company's other operating segments.

See further discussion at "Exit Activities" within the changes from fiscal 2005 to fiscal 2006 segment review regarding the Company's non-brand frozen business.

As highlighted above, IRI data does not track the Company's non-brand or store brand retail sales. Including management's estimate of the Company's share of the store brand market, the Company believes its overall market share on a unit basis in the frozen vegetable category (including C&W for all periods) for the 52-week period ending June 19, 2005 was 31.4 percent compared to 32.4 percent for the 52-week period ending June 20, 2004.

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: trade accounts receivable, inventories, identifiable intangible assets, long-lived assets, and goodwill, self-insurance programs, promotional activities, income taxes and retirement benefits.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Company assesses the carrying value of its identifiable intangible assets and long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market trends. The Company tests goodwill and trademarks for impairment on an annual basis. In the event that the carrying values of assets are determined to be impaired, the Company would record an adjustment to the respective carrying value.

Self - insurance Programs: The Company records estimates for certain health and welfare and workers' compensation costs that are provided for under self-insured programs. Should a greater amount of claims occur compared to what was estimated or should costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

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

In addition, the Company's actuarial consultants use subjective factors such as mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefit expense recorded by the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2006 compared to fiscal 2005.

Net cash provided by operating activities was $55.0 million in fiscal 2006, a decrease of $8.2 million as compared to net cash provided by operating activities of $63.2 million in fiscal 2005. The decline is primarily attributable to a voluntary contribution of $10.9 million made by the Company to its Master Salaried and Hourly Retirement plans in the first quarter of fiscal 2006 compared to $1.6 million in fiscal 2005. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension benefits. The decrease in net cash provided by operating activities was also impacted by the timing of the liquidation of outstanding accounts payable and other accrued liabilities as well as the timing of sales and collections. These declines were offset by an increase in cash from inventories (including prepaid manufacturing) as a result of management efforts to reduce inventory balances.

Net cash used in investing activities was $4.0 million in fiscal 2006 compared to net cash used in investing activities of $86.6 million in fiscal 2005, representing a change of $82.6 million. On September 23, 2004, the Company completed the acquisition of C&W, which accounted for the majority of the variance in cash used for investing activities. The acquisition of C&W was financed by borrowings on the Company's Revolving Credit Facility defined below. See NOTE 3 to "the Notes to Consolidated Financial Statements" for additional disclosure regarding the acquisition of C&W. Capital expenditures were $8.8 million in fiscal 2006 compared to $16.5 million in fiscal 2005. The purchase of property, plant and equipment was for general operating purposes and is considered adequate to maintain the Company's facilities in proper working order.

Net cash used in financing activities for fiscal 2006 was $13.1 million, as compared to net cash used of $13.5 million in fiscal 2005, representing a change of $0.4 million. This change was primarily driven by Birds Eye Holdings Inc.'s investment of approximately $0.5 million in fiscal 2006 compared to $0.1 million in fiscal 2005.

Senior Credit Facility: Birds Eye Foods and certain of its subsidiaries have a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative agent. The Senior Credit Facility is comprised of (i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007, and allows up to $40.0 million to be available in the form of letters of credit. The Company anticipates the Senior Credit Facility will be refinanced prior to maturity.

As of June 24, 2006, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.7 million in letters of credit outstanding, and (iii) availability under the Revolving Credit Facility, after taking into account the amount of letters of credit outstanding, was $176.3 million. The Company believes that the cash flow to be generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures. In addition, the Company believes its decision to exit the non-brand frozen business, as previously discussed, will result in reduced inventory levels and lower seasonal Revolving Credit Facility borrowings.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR, plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement, (the "Senior Credit Agreement") and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 24, 2006, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of June 24, 2006, the interest rate under the Term Loan Facility was approximately
7.75 percent. The unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

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

The Term Loan Facility was subject to the following amortization schedule at June 24, 2006, and includes an estimated $8.6 million of "excess cash flow" to be paid on or before October 6, 2006.

(Dollars in Millions)

               Fiscal Year                           Term Loan B
               -----------                           -----------
                   2007                              $      11.3
                   2008                                    129.6
                   2009                                    106.6
                                                     -----------
                                                     $     247.5
                                                     ===========

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average total debt to EBITDA ratio (Consolidated Leverage Ratio) and a minimum EBITDA to interest expense ratio (Interest Coverage Ratio). As of June 24, 2006, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye Foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Birds Eye Holdings Inc. ("Holdings Inc.") and certain of the Company's subsidiaries. See
NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

Effective May 27, 2005, the Company negotiated an amendment to its Senior Credit Facility, which among other things, eliminates the Consolidated Senior Leverage Ratio financial covenant and permits the use of revolving loans under the Revolving Credit Facility to finance acquisitions if, after giving effect to the acquisition(s), the pro forma Consolidated Senior Leverage Ratio is less than or equal to 3.5 to 1.0.

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

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, the Company issued Senior Subordinated Notes (the "Notes") for $200.0 million aggregate principal amount due November 1, 2008. As of June 24, 2006, Birds Eye Foods had $50.0 million aggregate principal amount outstanding of its $200.00 million 11 7/8 percent Senior Subordinated Notes, due 2008.

Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

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

Contractual Obligations: The following table summarizes the Company's future obligations under contracts as of June 24, 2006.

(Dollars in Millions)

   Contractual Obligations                          Payments due by period
                                            Less than 1                           More than 5
                                   Total        year      1-3 years   3-5 years      years
                                 ------------------------------------------------------------
Long-Term Debt(1)                $  297.5   $      11.3   $   286.2   $     0.0   $       0.0
Capital Lease Obligations             2.5           0.9         1.5         0.1           0.0
Operating Leases                     44.2          10.2        16.1        12.7           5.2
Purchase Obligations(2,3)           607.2         207.3       120.0        97.3         182.6
Other Long-Term Liabilities(4)       55.9          14.7        22.9         3.6          14.7
                                 ------------------------------------------------------------
Total                            $1,007.3   $     244.4   $   446.7   $   113.7   $     202.5
                                 ========   ===========   =========   =========   ===========

(1) "Long-Term Debt" includes principal amounts due under the Company's Senior Subordinated 11 7/8 percent Notes and the Term Loan Facility. Interest expense related to long-term debt is estimated to be as follows: less than 1 year, $25.2 million; 1-3 years $17.1 million and 3-5 years $0 million. The Term Loan Facility is variable by its terms and interest was estimated utilizing the 7.75 percent interest rate on the Term Loan Facility at June 24, 2006.

(2) A "Purchase Obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase Obligations include outstanding purchase orders of the Company for raw materials, packaging and other ingredients. Purchase Obligations which outline quantities that vary based on production needs cannot be reasonably estimated at this time. The total does not include accounts payable recorded on the consolidated balance sheet as of June 24, 2006.

(3) Amounts shown within Purchase Obligations in the less than one year category include estimated raw product purchases of $40.0 million under the Amended and Restated Marketing and Facilitation Agreement. As estimates of the ongoing purchases from Pro-Fac cannot be determined at this time, the maximum penalty due upon termination has been included in the 1-3 years category.

(4) This category includes the non-current liabilities reflected on the June 24, 2006 consolidated balance sheet for pension, other postretirement benefits, non-qualified 401(k) benefits, deferred directors' fees and Pro-Fac termination payments due under the Termination Agreement. Payments to the Company's pension trusts are reflected through April, 2009. Estimates beyond that date are not currently available.

OTHER MATTERS:

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 2007 and 2008 will be approximately $10.0 million per annum. The Company believes that cash flow from operations and borrowings under the Company's Senior Credit Facility will be sufficient to meet its liquidity requirements for the foreseeable future.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole, which has not been significant.

New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filings and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FASB Interpretation No. 48 will have on the Company's results of operations, cash flows, or financial condition.

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

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on December 12, 2005, which matures June 30, 2007. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap hedges approximately 40 percent of the Company's annual usage. The fair value of the agreement is an after-tax gain of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity.

                                                   Swap
                                          Corrugated Outstanding
                                          (Unbleached Kraftliner)
                                      ------------------------------
Notional amount                              12,000 short tons
Average paid rate                             $497/short ton
Average receive rate                  Floating rate/short ton - $553
Maturities through                               June 2007

To further mitigate this risk, the Company entered into another swap agreement on February 17, 2006, which matures on June 30, 2007. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap hedges approximately 40 percent of the Company's annual usage. The fair value of the agreement is an after-tax gain of approximately $47,000 recorded in accumulated other comprehensive income in shareholder's equity.

                                                   Swap
                                          Corrugated Outstanding
                                          (Unbleached Kraftliner)
                                      ------------------------------
Notional amount                              12,000 short tons
Average paid rate                             $546/short ton
Average receive rate                  Floating rate/short ton - $553
Maturities through                               June 2007

Interest Rate: The Company is also exposed to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At June 24, 2006, 83 percent of the Company's debt carried interest rates that were periodically adjustable to the LIBOR rate, and 17 percent carried interest at fixed rates. Based on debt outstanding at the end of fiscal 2006, a hypothetical increase in interest rates of 100 basis points would increase the Company's interest expense by approximately $2.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     INDEX TO FINANCIAL STATEMENTS

     ITEM                                                                                                                  Page
--------------                                                                                                             ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:
   Report of Independent Registered Public Accounting Firm.............................................................     27
   Consolidated Statements of Operations and Comprehensive Income
     for the years ended June 24, 2006,  June 25, 2005 and June 26, 2004...............................................     28
   Consolidated Balance Sheets at June 24, 2006 and June 25, 2005......................................................     29
   Consolidated Statements of Cash Flows for the years ended June 24, 2006, June 25, 2005 and June 26, 2004............     30
   Consolidated Statements of Shareholder's Equity for the years ended June 24, 2006, June 25, 2005 and
     June 26, 2004.....................................................................................................     31
   Notes to Consolidated Financial Statements..........................................................................     32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Birds Eye Foods, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Birds Eye Foods, Inc. and subsidiaries as of June 24, 2006 and June 25, 2005, and the related consolidated statements of operations and comprehensive income, cash flows and shareholder's equity for the years ended June 24, 2006, June 25, 2005 and June 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Birds Eye Foods, Inc. and subsidiaries at June 24, 2006 and June 25, 2005, and the results of their operations and their cash flows for the years ended June 24, 2006, June 25, 2005 and June 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, New York
September 14, 2006

                              FINANCIAL STATEMENTS

Birds Eye Foods, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands)

                                                                      Fiscal Years Ended
                                                              --------------------------------
                                                               June 24,   June 25,    June 26,
                                                                 2006       2005        2004
                                                              ---------   --------   ---------
Net sales                                                     $ 927,797   $858,669   $ 843,398
Cost of sales                                                  (746,949)  (677,706)   (652,863)
                                                              ---------   --------   ---------
Gross profit                                                    180,848    180,963     190,535
Selling, administrative, and general expenses                  (118,486)  (120,565)   (112,208)
Asset impairment charge                                            (218)      (994)          0
Restructuring                                                    (4,492)    (1,940)          0
Other income, net                                                    86      3,288           0
                                                              ---------   --------   ---------
Operating income                                                 57,738     60,752      78,327
Loss on early extinguishment of debt                                  0          0      (4,018)
Interest expense                                                (32,936)   (28,456)    (31,326)
                                                              ---------   --------   ---------
Pretax income from continuing operations                         24,802     32,296      42,983
Tax provision                                                    (9,835)   (12,139)    (15,438)
                                                              ---------   --------   ---------
Income from continuing operations                                14,967     20,157      27,545
Discontinued operations, net of taxes                              (281)    (1,552)      4,322
                                                              ---------   --------   ---------
Net income                                                    $  14,686   $ 18,605   $  31,867
                                                              =========   ========   =========

Net income                                                    $  14,686   $ 18,605   $  31,867
Other comprehensive income/(loss):
   Minimum pension liability adjustment, net of taxes               538     (3,021)       (490)
   Unrealized gain/(loss) on hedging activity, net of taxes         335       (106)       (131)
                                                              ---------   --------   ---------
Comprehensive income                                          $  15,559   $ 15,478   $  31,246
                                                              =========   ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except For Per Share Information)

                                                    ASSETS

                                                                                      June 24,      June 25,
                                                                                        2006          2005
                                                                                    -----------   -----------
Current assets:
   Cash and cash equivalents                                                        $    73,896   $    36,002
   Accounts receivable trade, net of allowances for doubtful accounts of
      $1,148 and $1,123, respectively                                                    61,932        60,208
   Accounts receivable, other                                                             5,730         4,011
   Income taxes refundable                                                                    0           269
   Inventories, net                                                                     187,484       196,287
   Current investment in CoBank                                                             331           383
   Prepaid manufacturing expense                                                         12,758        12,108
   Prepaid expenses and other current assets                                             10,451         9,696
   Held for sale assets                                                                     145         5,497
   Current deferred tax asset                                                             3,118         5,276
                                                                                    -----------   -----------
         Total current assets                                                           355,845       329,737
Investment in CoBank                                                                        132           719
Property, plant, and equipment, net                                                     175,459       191,637
Goodwill                                                                                 47,409        45,101
Trademarks and other intangible assets, net                                             219,554       222,496
Other assets                                                                              8,931        14,834
                                                                                    -----------   -----------
         Total assets                                                               $   807,330   $   804,524
                                                                                    ===========   ===========
                                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Current portion of obligations under capital leases                              $       818   $       865
   Current portion of long-term debt                                                     11,304         2,700
   Current portion of Termination Agreement with Pro-Fac
      Cooperative, Inc.                                                                   9,668         9,455
   Accounts payable                                                                      65,383        78,597
   Income taxes payable                                                                     292             0
   Accrued interest                                                                       5,654         2,144
   Accrued employee compensation                                                         12,589         7,296
   Other accrued liabilities                                                             43,727        44,334
   Held for sale liabilities                                                                  0         2,014
   Growers payable due to Pro-Fac Cooperative, Inc.                                       7,668         8,395
                                                                                    -----------   -----------
         Total current liabilities                                                      157,103       155,800
Obligations under capital leases                                                          1,544         2,373
Long-term debt                                                                          286,900       298,548
Long-term portion of Termination Agreement with Pro-Fac
   Cooperative, Inc.                                                                          0         8,836
Other non-current liabilities                                                            64,177        67,228
Non-current deferred tax liability                                                       22,185        12,353
                                                                                    -----------   -----------
         Total liabilities                                                              531,909       545,138
                                                                                    -----------   -----------
Commitments and Contingencies (Notes 6 and 14)
Shareholder's Equity:

   Common stock, par value $.01; 11,000 shares authorized, issued and outstanding             0             0
   Additional paid-in capital                                                           203,291       202,815
   Accumulated earnings                                                                  85,914        71,228
   Accumulated other comprehensive income/(loss):
      Unrealized gain on hedging activity, net of taxes                                     446           111
      Minimum pension liability, net of taxes                                           (14,230)      (14,768)
                                                                                    ------------  -----------
         Total shareholder's equity                                                     275,421       259,386
                                                                                    -----------   -----------
         Total liabilities and shareholder's equity                                 $   807,330   $   804,524
                                                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                 Fiscal Years Ended
                                                                          -------------------------------
                                                                          June 24,    June 25,   June 26,
                                                                            2006        2005       2004
                                                                          --------   ---------   --------
Cash Flows from Operating Activities:
   Net income                                                             $ 14,686   $  18,605   $ 31,867
   Adjustments to reconcile net income to net cash provided by operating activities -
      Asset impairment charge within discontinued operations                   454       2,508          0
      Asset impairment charge within continuing operations                     218         994          0
      Restructuring charge                                                   4,492           0          0
      Restructuring payments                                                  (949)          0          0
      Other income, net                                                        (86)     (3,288)         0
      Cash receipts from fire claim                                            213           0          0
      Amortization of certain intangible assets                              2,942       3,098      1,798
      Depreciation                                                          22,990      22,065     22,663
      Amortization of debt issue costs, amendment costs,
        and debt premiums                                                    6,726       6,985      7,330
      Gain on derivative instruments                                             0           2        389
      Gain on sale of Freshlike canned vegetable business within
        discontinued operations                                                  0           0     (6,263)
      (Gain)/loss on sale of property, plant and equipment                     (93)       (348)       217
      Loss on early extinguishment of debt                                       0           0      4,018
      Transitional Service Agreement with Pro-Fac Cooperative, Inc.              0         (70)      (525)
      Provision for deferred taxes                                           9,542      11,204     16,703
      Provision for losses on accounts receivable                              435         265        298
   Change in assets and liabilities
      Accounts receivable                                                   (3,091)      4,162     (5,892)
      Inventories and prepaid manufacturing expense                          6,845     (12,533)    17,365
      Income taxes payable/refundable                                          180        (918)     1,761
      Accounts payable and other accrued liabilities                        (7,411)      4,516      6,770
      Due from/to Pro-Fac Cooperative, Inc., net                              (726)        698       (721)
      Other assets and liabilities, net                                     (2,373)      5,214      7,187
                                                                          --------   ---------   --------
Net cash provided by operating activities                                   54,994      63,159    104,965
                                                                          --------   ---------   --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                               (8,764)    (16,524)   (24,859)
   Proceeds from disposals                                                   3,645       2,155     24,829
   Cash receipts from fire claim                                               487           0          0
   Proceeds/(issuance) of note receivable to Pro-Fac Cooperative, Inc.           0       1,000       (300)
   Acquisition of California & Washington Company                                0     (74,290)         0
   Acquisition of Edwards Distributing                                           0        (410)         0
   Proceeds from investment in CoBank                                          639       1,477      2,923
                                                                          --------   ---------   --------
   Net cash (used in)/provided by investing activities                      (3,993)    (86,592)     2,593
                                                                          --------   ---------   --------
Cash Flows from Financing Activities:
   Birds Eye Holdings, Inc. investment, net                                    476          61      1,064
   Payments on long-term debt                                               (2,700)     (2,700)  (169,636)
   Payment of premium and fees on early extinguishment of debt                   0           0     (8,937)
   Payments on Termination Agreement with Pro-Fac Cooperative, Inc.        (10,000)    (10,000)   (10,000)
   Payments on capital leases                                                 (883)       (813)      (918)
                                                                          --------   ---------   --------
Net cash used in financing activities                                      (13,107)    (13,452)  (188,427)
                                                                          --------   ---------   --------
Net change in cash and cash equivalents                                     37,894     (36,885)   (80,869)
Cash and cash equivalents at beginning of period                            36,002      72,887    153,756
                                                                          --------   ---------   --------
Cash and cash equivalents at end of period                                $ 73,896   $  36,002   $ 72,887
                                                                          ========   =========   ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest, net of amounts capitalized                                $ 22,591   $  20,210   $ 27,289
                                                                          ========   =========   ========
      Income taxes received/(paid), net                                   $     80   $    (893)  $    (74)
                                                                          ========   =========   ========
Supplemental schedule of non-cash operating, investing and financing activities:
   Capital lease obligations incurred                                     $     78   $     246   $  4,177
                                                                          ========   =========   ========
   Property, plant and equipment purchases included in accounts payable   $    587   $   1,750   $  1,153
                                                                          ========   =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Birds Eye Foods, Inc.
Consolidated Statements of Shareholder's Equity
(Dollars in Thousands)

                                                                                            Accumulated Other
                                                                                       Comprehensive Income/(Loss)
                                                                                       ---------------------------
                                         Common    Common   Additional                                   Minimum         Total
                                         Stock     Stock      Paid-In    Accumulated      Hedging        Pension     Shareholder's
                                         Shares   Dollars     Capital      Earnings       Activity      Liability        Equity
                                         ------   -------   ----------   -----------   ------------   ------------   -------------
Balances, June 28, 2003                  11,000   $     0   $  201,690   $    20,756   $        348   $    (11,257)  $     211,537

   Birds Eye Holdings Inc. Investment         0         0        1,227             0              0              0           1,227
   Birds Eye Holdings Inc. redemptions        0         0         (163)            0              0              0            (163)
   Net Income                                 0         0            0        31,867              0              0          31,867
   Minimum pension liability
     adjustment, net of taxes                 0         0            0             0              0           (490)           (490)
   Unrealized (loss)/gain on hedging
     activity, net of taxes                   0         0            0             0           (131)             0            (131)
                                         ------   -------   ----------   -----------   ------------   ------------   -------------

Balances, June 26, 2004                  11,000         0      202,754        52,623            217        (11,747)        243,847

   Birds Eye Holdings Inc Investment          0         0           71             0              0              0              71
   Birds Eye Holdings Inc. redemptions        0         0          (10)            0              0              0             (10)
   Net Income                                 0         0            0        18,605              0              0          18,605
   Minimum pension liability
     adjustment, net of taxes                 0         0            0             0              0         (3,021)         (3,021)
   Unrealized (loss)/gain on hedging
     activity, net of taxes                   0         0            0             0           (106)             0            (106)
                                         ------   -------   ----------   -----------   ------------   ------------   -------------

Balances, June 25, 2005                  11,000         0      202,815        71,228            111        (14,768)        259,386

   Birds Eye Holdings Inc. investment         0         0          573             0              0              0             573
   Birds Eye Holdings Inc. redemptions        0         0          (97)            0              0              0             (97)
   Net Income                                 0         0            0        14,686              0              0          14,686
   Minimum pension liability
     adjustment, net of taxes                 0         0            0             0              0            538             538
   Unrealized (loss)/gain on hedging
     activities, net of taxes                 0         0            0             0            335              0             335
                                         ------   -------   ----------   -----------   ------------   ------------   -------------

Balances, June 24, 2006                  11,000   $     0   $  203,291   $    85,914   $        446   $    (14,230)  $     275,421
                                         ======   =======   ==========   ===========   ============   ============   =============

The accompanying notes are an integral pat of these financial statements.

                              BIRDS EYE FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company: Birds Eye Foods, Inc. (the "Company" or "Birds Eye Foods"), incorporated in 1961, is a producer and marketer of processed food products. The Company has three primary segments in which it markets its products, they include: brand frozen, brand dry, and non-brand products. The majority of each of the segments' net sales are within the United States. All of the Company's operating facilities are within the United States. See further discussion at
NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac Cooperative, Inc., a New York agricultural cooperative ("Pro-Fac"), Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"), Vestar/Agrilink Holdings and its co-investors (collectively "Vestar") indirectly acquired control of the Company ("The Transaction").

Birds Eye Foods is a wholly-owned subsidiary of Birds Eye Holdings Inc. ("Holdings Inc."). Holdings Inc. is a wholly-owned subsidiary of Birds Eye Holdings, LLC ("Holdings LLC"). At June 24, 2006, Vestar, Pro-Fac, and management and directors of Birds Eye Foods have ownership interests in Holdings LLC of approximately 55 percent, 40 percent, and 5 percent, respectively. Vestar has a voting majority of all Holdings LLC common units.

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

Fiscal Year: The fiscal year of Birds Eye Foods ends on the last Saturday in June. Fiscal 2006, 2005 and 2004 comprised 52 weeks.

New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filings and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FASB Interpretation No. 48 will have on the Company's results of operations, cash flows, or financial condition.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 was effective for reporting periods beginning after March 15, 2006. The adoption of EITF No. 04-13 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 was effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

In May 2004, the FASB issued Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act") which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act. Detailed regulations necessary to implement the Act and determine "actuarial equivalency" were issued on January 21, 2005. The Company has evaluated these regulations and while the Company expects that it may be entitled to the federal subsidy for certain of its plans, it was determined that the administrative costs of obtaining the subsidy meet or exceed any potential subsidy benefit. Therefore, the amounts included in the financial statements related to the employer's postretirement benefit plans do not reflect the effects of the Act. See further disclosure at
NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and postretirement benefits.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less.

Trade Accounts Receivable: The Company accounts for trade receivables at outstanding billed amounts, net of allowances for doubtful accounts. The Company estimates its allowance for doubtful accounts as a percentage of receivables overdue. Also included in the allowance, in their entirety, are those accounts that have filed for bankruptcy, been sent to collections, and any other accounts management believes are not collectible based on historical information. The Company periodically reviews the accounts included in the allowance to determine those to be written off. Generally, after a period of one year, or through legal counsel's advice, accounts are written off. It is not Company policy to accrue interest on past due accounts. The Company's allowance for doubtful accounts was approximately $1.1 million as of June 24, 2006 and June 25, 2005.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 24, 2006 and June 25, 2005 were $6.4 million.

Investment in CoBank: The Company's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Under the terms of previous borrowing arrangements, the Company's investment in CoBank will be liquidated over the next two years.

Prepaid Manufacturing Expense: The allocation of manufacturing overhead to finished goods produced is on the basis of a production period. Thus at the end of each period, certain costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of sales.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 1 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Assets subject to capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features. Amortization related to assets subject to capital leases is included within depreciation expense.

Held for sale assets are separately classified on the consolidated balance sheet. The recorded value represents estimated fair value less costs to sell. See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding held for sale assets.

Goodwill: Goodwill includes the cost in excess of the fair value of net identifiable assets acquired in purchase transactions. Goodwill is not amortized, but instead tested annually for impairment. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding goodwill.

Other Intangible Assets: Other intangible assets include customer relationships, non-competition agreements, employment contracts, trademarks, and a trademark royalty agreement. Trademarks have been deemed to have an indefinite life and are, therefore, not amortized. Other intangible assets are amortized on a straight-line basis over 5 to 36 years. See NOTE 7 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding intangible assets.

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

The determination of the fair value and any potential subsequent impairment of the Company's remaining long-lived assets require management to make estimates and assumptions that may affect its consolidated financial statements.

Carrying values of goodwill and intangible assets with indefinite lives (trademarks) are reviewed at least annually, for possible impairment in accordance with SFAS No. 142, "Accounting for Goodwill." The Company's impairment review is based on a discounted cash flow approach that requires judgment with respect to future volume, revenue and expense growth rates and the selection of the appropriate discount rate. The Company uses estimates based on expected trends in making these assumptions. An impairment charge would be recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors or competitive activities may signal that an asset has become impaired. See NOTES 4 and 7 to the "Notes to Consolidated Financial Statements" for additional disclosures.

Derivative Financial Instruments: The Company does not engage in speculative derivatives. Derivative financial instruments are utilized to hedge commodity price risk and are not held for trading purposes. See NOTE 8 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's hedging activities.

Promotional Activities: The Company's promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. The accrual for promotional activities at June 24, 2006 and June 25, 2005 was $14.4 million and $17.3 million, respectively.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. See NOTE 10 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding tax matters.

Casualty Insurance: The Company is primarily self-insured for workers compensation and automobile liability. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 24, 2006 and June 25, 2005 was $8.3 million and $8.1 million, respectively.

Pension and Postretirement Benefits other than Pensions: The Company and its subsidiaries have several pension plans and participates in one union sponsored pension plan. In addition, the Company sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees of the Company. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding pension and postretirement benefits.

Revenue Recognition: The Company recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, sales allowances and promotions.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to earnings in the year first aired. The costs of other advertising and marketing programs are expensed when incurred. Advertising expense incurred in fiscal year 2006, 2005, and 2004, amounted to approximately $22.0 million, $23.9 million, and $17.5 million, respectively.

Research and Development: Research and development costs are expensed as incurred. The amount expensed on company-sponsored and customer-sponsored activities relating to the development of new products or the improvement of existing products was $2.8 million in fiscal 2006 and $4.3 million in both fiscal 2005 and 2004.

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

Comprehensive Income: Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income. The Company includes adjustments for minimum pension liabilities and unrealized gains and losses on hedging transactions in other comprehensive income. The income taxes related to the Company's minimum pension liabilities amounted to approximately a $0.1 million tax provision, a $1.6 million tax benefit, and a $0.3 million tax benefit for fiscal 2006, 2005 and 2004, respectively. The income taxes related to the Company's unrealized gains and losses on hedging transactions amounted to approximately a $0.2 million tax provision, a $0.1 million tax benefit, and a $0.1 million tax benefit in fiscal 2006, 2005 and 2004, respectively.

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents and Accounts Receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-Term Investments: The carrying value of the investment in CoBank was $0.5 million at June 24, 2006. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

      Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 9 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding long-term debt.

NOTE 2. RELATED PARTY TRANSACTIONS

In connection with the August 19, 2002 Transaction, Birds Eye Foods entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Old Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1, with the last payment due April 1, 2007. The liability for the Termination Agreement has been reflected at fair value utilizing a discount rate of 11 1/2 percent. The amount of the obligation under the Termination Agreement was $9.7 million as of June 24, 2006 and $18.3 million as of June 25, 2005.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement replaces the Old Marketing and Facilitation Agreement. Birds Eye Foods pays Pro-Fac the commercial market value ("CMV") of the crops supplied in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Old Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac for an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The CMV of crops supplied by Pro-Fac for the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004 were $47.0 million, $46.7 million and $48.8 million, respectively.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods will provide Pro-Fac with services, if requested, related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Birds Eye Holdings Inc., ("Holdings Inc."). Birds Eye Foods may terminate the Amended and Restated Marketing Agreement as a result of a change in control without the payment of any termination fee. Also, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to the sold business are disregarded for purposes of determining shortfall payments.

The Company anticipates it will not satisfy the crop purchase obligations under the Amended and Restated Marketing and Facilitation Agreement for the 2007 and 2008 growing seasons, and will therefore be required to make shortfall payments in July 2008 and July 2009. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods provided Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods generally provided such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. The value of the services provided to Pro-Fac was estimated at approximately $1.1 million. This obligation was reduced on a straight-line basis over the term of the agreement and as services were provided. The Transitional Services Agreement terminated on August 19, 2004.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). The Credit Agreement expires on August 19, 2007 and permits Pro-Fac to draw down to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac borrows and repays periodically based on its cash flow requirements. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. The Credit Facility bears interest at the rate of 10 percent per annum. There were no amounts outstanding under this Credit Agreement as of June 24, 2006 and June 25, 2005.

(v) Management Agreement. Birds Eye Foods, Holdings, Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), provides advisory and consulting services to Holdings Inc. and Birds Eye Foods. In consideration for such services, Holdings Inc. and Birds Eye Foods, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million or 0.7 percent of Birds Eye Foods' earnings, before interest, tax, depreciation and amortization. The management fee paid by Birds Eye Foods to Vestar Capital Partners was $1.0 million in fiscal 2006, 2005 and 2004.

The Management Agreement does not include investment banking or other financial advisory services in connection with acquisitions, divestitures, refinancings, or restructurings. In fiscal 2005, Birds Eye Foods paid $0.5 million to Vestar Capital Partners for services rendered in relation to Birds Eye Foods, Inc.'s acquisition of California and Washington Company.

NOTE 3. ACQUISITIONS

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

In accordance with generally accepted accounting principles, the excess of cost of C&W over the fair value of the identifiable assets and liabilities of C&W as of the final allocation of purchase price was approximately $9.8 million. See
NOTE 7 to the "Notes to Consolidated Financial Statements" for further discussion of goodwill and intangible assets. The allocation was as follows:

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
                                   ========

The results of operations of C&W subsequent to the Acquisition are included in the Company's Consolidated Statements of Operations and Comprehensive Income. The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the periods presented:

(Dollars in Thousands)

                                      Fiscal Year Ended
                                    ---------------------
                                     June 25,    June 26,
                                       2005        2004
                                    ---------   ---------

Net sales                           $ 865,227   $ 882,368
Income from continuing operations      19,964      29,960
Net income                             18,412      34,282

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

NOTE 4. DISCONTINUED OPERATIONS AND HELD FOR SALE ASSETS AND LIABILITIES

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

As of June 25, 2005, the Company had committed to a plan to sell its BEMSA subsidiary and all of the operating assets located at the Celaya, Mexico plant. In connection with this plan, the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held-for-sale assets and adjusted the carrying value to fair value less the estimated costs to sell, which resulted in an impairment charge of approximately $1.6 million (after-tax) in the fourth quarter of fiscal 2005. In addition, the assumed liabilities were classified as liabilities held for sale as of June 25, 2005. The final accounting for the sale as of the closing date resulted in an additional $0.3 million charge (net of taxes of $0.2 million) in the first quarter of fiscal 2006 and is included as a component of discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for the year ended June 24, 2006.

On May 1, 2004, the Company sold its Freshlike canned vegetable business to Allen Canning Company. This sale did not impact frozen products carrying the Freshlike brand name. The Company recognized a gain of approximately $3.8 million (after-tax) within discontinued operations in the fourth quarter of fiscal 2004 as a result of this transaction. The Freshlike canned vegetable business was previously reported in the brand dry segment.

The businesses described above are presented as discontinued operations and their operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The operating results of those businesses classified as discontinued operations in the Consolidated Statement of Operations and Comprehensive Income are summarized as follows:

                                                      Fiscal Years Ended
                                               -------------------------------
(Dollars in Thousands)
                                               June 24,   June 25,    June 26,
                                                 2006       2005        2004
                                               --------   --------   ---------

Net sales                                      $      0   $      0   $  11,694
                                               ========   ========   =========
Income before income taxes                     $      0   $      0   $     809
(Asset impairment charge)/gain on disposal         (454)    (2,508)      6,263
Income tax benefit/(provision)                      173        956      (2,750)
                                               --------   --------   ---------
Discontinued operations, net of tax            $   (281)  $ (1,552)  $   4,322
                                               ========   ========   =========

Held for Sale Assets and Liabilities: Having met the criteria outlined in SFAS No. 144, certain property in Barker, New York and Red Creek, New York were classified as a held for sale asset on the Company's Consolidated Balance Sheet as of June 24, 2006.

As of June 25, 2005 the Company designated BEMSA and all of the equipment located at the Celaya, Mexico plant as held for sale assets and the assumed liabilities were classified as held for sale liabilities. In addition, having met the criteria outlined in SFAS No. 144, certain idle property in Sodus, Michigan was classified as a held for sale asset on the Company's Consolidated Balance Sheet as of June 25, 2005. The sale of this property for $0.1 million was completed in January 2006. No gain or loss was recognized on the sale.

The major classes of assets included in the Consolidated Balance Sheets as held for sale assets at estimated fair value less costs to sell and held for sale liabilities are as follows:

(Dollars in Thousands)

                                               June 24,   June 25,
                                                 2006       2005
                                               --------   --------

Held for sale assets:
Accounts receivable trade                      $      0   $    379
Accounts receivable, other                            0          4
Inventories                                           0        369
Prepaid expenses and other current assets             0        670
Property, plant and equipment, net                  145      4,034
Other assets                                          0         41
                                               --------   --------
   Total held for sale assets                  $    145   $  5,497
                                               ========   ========

Held for sale liabilities:
Accounts payable                               $      0   $   (744)
Income taxes payable                                  0       (308)
Accrued employee compensation                         0       (716)
Other accrued liabilities                             0       (246)
                                               --------   --------
   Total held for sale liabilities             $      0   $ (2,014)
                                               ========   ========

During fiscal 2005, the Company sold the following facilities which had previously been recorded as held for sale as a result of downsizing efforts: (a) on June 9, 2005, the Company sold its facility located in Cincinnati, Ohio for $0.4 million and recognized a gain on disposal of $0.1 million; (b) on April 29, 2005, the Company sold property located in Enumclaw, Washington for $1.2 million and recognized an insignificant loss on disposal; (c) on January 25, 2005, the Company sold its facility located in Barker, New York for $0.4 million and recognized a gain on disposal of $0.2 million; and (d) on August 27, 2004, the Company sold its facility located in Alton, New York for $0.1 million and recognized an insignificant gain on disposal.

Asset Impairment Charge: In the fourth quarter of fiscal 2006, the Company determined that the current real estate market conditions in the Red Creek, New York area had resulted in the impairment of its idle property in Red Creek. In accordance with SFAS No. 144, the Company recorded an impairment charge of $0.2 million to write-down the carrying value of the Red Creek facility to fair value less costs to sell. The Company expects to dispose of the Red Creek facility in the first quarter of fiscal 2007.

In the third quarter of fiscal 2005, the Company determined that current real estate market conditions in the Green Bay, Wisconsin area had resulted in the impairment of its closed Green Bay manufacturing facility. In accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $1.0 million within operating income to write-down the carrying value of the Green Bay manufacturing facility to fair value less costs to sell.

NOTE 5. INVENTORIES

The major classes of inventories, net of inventory obsolescence reserves of $6.4 million, as of June 24, 2006 and June 25, 2005, respectively, are as follows:

(Dollars in Thousands)

                              June 24,    June 25,
                               2006         2005
                             ---------   ---------

Finished goods               $ 167,123   $ 175,432
Raw materials and supplies      20,361      20,855
                             ---------   ---------
     Total inventories       $ 187,484   $ 196,287
                             =========   =========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 24, 2006 and June 25, 2005:

(Dollars in Thousands)

                                                  June 24,                                   June 25,
                                                    2006                                       2005
                                   ---------------------------------------   ---------------------------------------
                                      Owned         Leased                      Owned        Leased
                                      Assets        Assets        Total         Assets        Assets        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------
Land                               $    12,648   $         0   $    12,648   $    12,917   $         0   $    12,917
Land improvements                        4,437             0         4,437         4,389             0         4,389
Buildings                               62,647             0        62,647        62,216             0        62,216
Machinery and equipment                166,782         4,471       171,253       157,954         4,749       162,703
Construction in progress                 2,661             0         2,661         6,238             0         6,238
                                   -----------   -----------   -----------   -----------   -----------   -----------
                                       249,175         4,471       253,646       243,714         4,749       248,463
Less accumulated depreciation
   and amortization                    (76,116)       (2,071)      (78,187)      (55,468)       (1,358)      (56,826)
                                   -----------   -----------   -----------   -----------   -----------   -----------
Net                                $   173,059   $     2,400   $   175,459   $   188,246   $     3,391   $   191,637
                                   ===========   ===========   ===========   ===========   ===========   ===========

Obligations under capital leases                 $     2,362                               $     3,238
Less current portion                                    (818)                                     (865)
                                                 -----------                               -----------
Long-term portion                                $     1,544                               $     2,373
                                                 ===========                               ===========

Interest capitalized in conjunction with construction amounted to approximately $0.1 million, $0.2 million, and $0.5 million, in fiscal 2006, 2005, and 2004, respectively.

The following is a schedule of future minimum lease payments primarily for warehouse, production and office facilities and equipment, together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 2006.

(Dollars in Thousands)

Fiscal Year Ending Last                   Capital   Operating    Total Future
   Saturday In June                        Leases     Leases      Commitment
------------------------                  -------   ----------   ------------
       2007                               $   897   $  10,158     $  11,055
       2008                                   782       9,141         9,923
       2009                                   746       7,008         7,754
       2010                                    72       6,492         6,564
       2011                                     3       6,243         6,246
   Later years                                  0       5,202         5,202
                                          -------   ---------     ---------
Net minimum lease payments                  2,500   $  44,244     $  46,744
                                                    =========     =========
Less amount representing interest            (138)
                                          -------
Present value of minimum lease payments   $ 2,362
                                          =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $12.0 million, $10.3 million and $9.6 million for fiscal years 2006, 2005, and 2004, respectively.

NOTE 7. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Goodwill: Birds Eye Foods follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

During the quarter ended June 24, 2006 and the quarter ended June 25, 2005, the Company performed an annual impairment test as required by SFAS No. 142. The fair value of the Company's reporting units was determined and was compared to their carrying value, indicating that no impairment exists.

As part of an ongoing IRS examination during the third quarter of fiscal 2006, the Company received a non-binding proposed audit adjustment regarding the tax treatment of certain transaction fees incurred in conjunction with the August 19, 2002 change in control of the Company. In accordance with SFAS No. 109 "Accounting for Income Taxes," management may change its best estimate of the tax basis of acquired assets and liabilities at or before settlement with a tax authority. Accordingly, during the third quarter of fiscal 2006 the Company increased its deferred tax liability by $2.3 million to reflect the revised tax basis for the amount of the proposed settlement, and increased goodwill attributable to the August 19, 2002 change in control transaction. The IRS examination was finalized in July of fiscal 2007 at the proposed settlement amount.

A summary of changes in the Company's goodwill during fiscal 2006 by business segment is outlined as follows:

(Dollars in Thousands)

                              June 25,                   June 24,
                                2005     Adjustments (1)   2006
                             ---------   -----------     --------

Brand frozen                 $  36,254   $     2,028     $ 38,282
Brand dry                        8,847           280        9,127
                             ---------   -----------     --------
Total                        $  45,101   $     2,308     $ 47,409
                             =========   ===========     ========

(1) Represents adjustments related to purchase accounting adjustment identified by an IRS examination of the August 19, 2002 change in control of the Company.

A summary of changes in the Company's goodwill during fiscal 2005 by business segment is outlined as follows:

(Dollars in Thousands)

                                                                         Acquisition of
                              June 26,                   Acquisition        Edwards            June 25,
                                2004     Adjustments (1)  of C&W(2)     Distributing, Inc.(3)    2005
                             ---------   -----------     -----------   ----------------------  --------
Brand frozen                 $  26,736   $      (232)    $     9,750          $      0         $ 36,254
Brand dry                        8,850           (19)              0                16            8,847
                             ---------   -----------     -----------          --------         --------
Total                        $  35,586   $      (251)    $     9,750          $     16         $ 45,101
                             =========   ===========     ===========          ========         ========

(1) Represents adjustments related to a reduction in contractual penalties and severance to reflect changes in estimates.

(2) Represents the amount of goodwill as a result of the allocation of purchase price from the acquisition of C&W. See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the C&W acquisition.

(3) Represents the amount of goodwill as a result of the allocation of purchase price from the acquisition of Edwards Distributing, Inc.

Intangible Assets: As outlined in SFAS No. 142, certain intangibles with a finite life are required to be amortized. These intangibles are being amortized on a straight-line basis over their estimated lives of 5 to 36 years. SFAS No. 142 also requires that intangible assets with indefinite lives not be amortized, however, are required to be tested annually for impairment. During the quarters ended June 24, 2006 and June 25, 2005, the Company performed an asset impairment test and concluded that the fair value of such assets exceeded their carrying value.

The following schedule sets forth the major classes of intangible assets held by the Company:

(Dollars in Thousands)

                                          June 24,                  June 25,
                                           2006                      2005
                                 -------------------------   ------------------------
                                    Gross                      Gross
                                  Carrying     Accumulated    Carrying    Accumulated
                                   Amount     Amortization     Amount    Amortization
                                 ----------   ------------   ---------   ------------
Amortized intangible assets:
   Customer Relationships        $   36,100   $     (4,808)  $  36,100   $     (3,135)
   License Agreement                 10,406         (2,906)     10,406         (2,156)
   Other                              2,921         (1,659)      2,921         (1,140)
                                 ----------   ------------   ---------   ------------
     Total                       $   49,427   $     (9,373)  $  49,427   $     (6,431)
                                 ----------   ------------   ---------   ------------

Unamortized intangible assets:
   Trademarks                       179,500                    179,500
                                 ----------                  ---------
     Total                       $  228,927                  $ 228,927
                                 ==========                  =========

The aggregate amortization expense associated with intangible assets was approximately $2.9 million for fiscal 2006, $3.1 million for fiscal 2005, and $1.8 million for fiscal 2004. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June
----------------------------------------
2007                    $  2,815
2008                    $  2,803
2009                    $  2,803
2010                    $  2,533
2011                    $  2,423

NOTE 8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company, as a result of its operating and financing activities, is exposed to changes in certain commodity prices which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company has entered into derivative contracts.

Commodity Prices: The Company is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, the Company entered into a swap agreement on December 12, 2005, which matures June 30, 2007. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. At June 24, 2006, the Company had open swaps hedging approximately 40 percent of the Company's annual usage. The fair value of the agreements is an after-tax gain of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity.

To further mitigate this risk, the Company entered into another swap agreement on February 17, 2006 which matures on June 30, 2007. The swap agreement is designated as a cash flow hedge of the Company's forecasted corrugated purchases. The swap hedges approximately 40 percent of the Company's annual usage. The fair value of the agreement is an after-tax gain of approximately $47,000 recorded in accumulated other comprehensive income in shareholder's equity.

NOTE 9. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                        June 24,      June 25,
                                                          2006         2005
                                                       ----------   ----------

Term Loan Facility                                     $  247,459   $  250,159
Senior Subordinated Notes                                  50,745       51,089
                                                       ----------   ----------
Total debt                                                298,204      301,248
Less current portion                                      (11,304)      (2,700)
                                                       -----------  ----------
Total long-term debt                                   $  286,900   $  298,548
                                                       ==========   ==========

Bank Debt: Birds Eye Foods and certain of its subsidiaries has a senior secured credit facility (the "Senior Credit Facility") in the amount of $470.0 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank, as administrative agent. The Senior Credit Facility is comprised of
(i) a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $270.0 million senior secured B term loan (the "Term Loan Facility"). The Revolving Credit Facility matures in August 2007 and allows up to $40.0 million to be available in the form of letters of credit. As of June 24, 2006, (i) there were no cash borrowings outstanding under the Revolving Credit Facility, (ii) there were $23.7 million in letters of credit outstanding, and therefore (iii) availability under the Revolving Credit Facility was $176.3 million.

The Senior Credit Facility bears interest at the Company's option, at a base rate or LIBOR plus, in each case, an applicable percentage. The appropriate applicable percentage corresponds to the Company's Consolidated Leverage Ratio, as defined by the senior credit agreement (the "Senior Credit Agreement"), and is adjusted quarterly based on the calculation of the Consolidated Leverage Ratio. As of June 24, 2006, the Senior Credit Facility bears interest in the case of base rate loans at the Base Rate, as defined in the Senior Credit Agreement, plus (i) 1.25 percent for loans under the Revolving Credit Facility, and (ii) 1.75 percent for loans under the Term Loan Facility or in the case of LIBOR loans at LIBOR plus (i) 2.25 percent for loans under the Revolving Credit Facility and (ii) 2.75 percent for loans under the Term Loan Facility. As of June 24, 2006, the interest rate under the Term Loan Facility was approximately
7.75 percent. The unused commitment fee is 0.375 percent on the daily average unused commitment under the Revolving Credit Facility and also varies based on the Company's Consolidated Leverage Ratio.

The Term Loan Facility requires payments in quarterly installments in the amount of $675,000 until September 30, 2007. Beginning December 31, 2007, the quarterly payments are approximately $64.1 million. The Term Loan Facility matures in August 2008 upon which the balance will be due. The Term Loan Facility is also subject to mandatory prepayments under various scenarios as defined in the Senior Credit Agreement. Provisions of the Senior Credit Agreement require that annual payments, within 105 days after the end of each fiscal year, in the amount of "excess cash flow," as defined in the Senior Credit Agreement, be utilized to prepay the Term Loan Facility at an applicable percentage that corresponds to the Company's Consolidated Leverage Ratio. The excess cash flow payment is based in part on the Company's operating income during the year less capital expenditures and cash interest. The amount of "excess cash flow" at June 24, 2006 is estimated to be $8.6 million. This amount is required to be paid on or before October 6, 2006. As of June 25, 2005, there was no excess cash flow to be paid under the Term Loan facility.

The Senior Credit Facility contains customary covenants and restrictions on the Company's activities, including, but not limited to: (i) limitations on the incurrence of indebtedness; (ii) limitations on sale-leaseback transactions, liens, investments, loans, advances, guarantees, acquisitions, asset sales, and certain hedging agreements; and (iii) limitations on transactions with affiliates and other distributions. The Senior Credit Facility also contains financial covenants requiring the Company to maintain a maximum average total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio ("Consolidated Leverage Ratio"), and a minimum EBITDA to interest expense ratio ("Interest Coverage Ratio"). As of June 24, 2006, the Company was in compliance with all covenants, restrictions, and requirements under the terms of the Senior Credit Facility.

The Company's obligations under the Senior Credit Facility are collateralized by a first priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of Birds Eye Foods and its domestic subsidiaries, and (iii) 65% of the voting capital stock and 100% of the non-voting capital stock in certain foreign subsidiaries. The Company's obligations under the Senior Credit Facility are guaranteed by Holdings Inc. and certain of the Company's subsidiaries. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

Effective May 27, 2005, the Company negotiated an amendment to its Senior Credit Facility, which among other things, eliminates the Consolidated Senior Leverage Ratio financial covenant and permits the use of revolving loans under the Revolving Credit Facility to finance acquisitions if, after giving effect to the acquisition(s), the pro forma Consolidated Senior Leverage Ratio is less than or equal to 3.5 to 1.0.

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

As of June 24, 2006 and June 25, 2005, Birds Eye Foods had $50.0 million aggregate principal outstanding of its $200.00 million 11 7/8 percent Senior Subordinated Notes (the "Notes"), due 2008. On November 24, 2003, the Company repaid $150.0 million of these Notes. In conjunction with this repayment, a pre-tax loss on early extinguishment of debt of $4.0 million was recorded. This amount reflects the payment of an $8.9 million call premium and other transaction expenses less the related unamortized premium of $4.9 million recorded in conjunction with the August 19, 2002 Transaction. The remaining premium of $0.7 million at June 24, 2006 is being amortized against interest expense over the remaining life of the outstanding Notes.

Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the Senior Credit Facility). The Company's obligations under the Notes are guaranteed by Kennedy Endeavors, Incorporated and Linden Oaks Corporation (wholly-owned subsidiaries of the Company) and by Pro-Fac. See NOTE 13 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding guarantees and indemnifications.

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

Revolving Credit Facility: Borrowings under the short-term Revolving Credit Facility were as follows:

(Dollars in Thousands)

                                                  Fiscal Years Ended
                                           --------------------------------
                                           June 24,     June 25,   June 26,
                                             2006         2005       2004
                                           --------     --------   --------
Balance at fiscal year end                 $      0     $      0   $      0
Rate at fiscal year end                         0.0%         0.0%       0.0%
Maximum outstanding during the period      $ 49,100     $ 82,100   $ 67,700
Average amount outstanding during the
   period                                  $ 20,100     $ 30,523   $ 10,800
Weighted average interest rate during
   the period                                   6.1%         4.2%       3.1%

There were $23.7 million and $24.0 million in letters of credit outstanding under the Revolving Credit Facility as of June 24, 2006 and June 25, 2005, respectively.

Fair Value: The estimated fair value of long-term debt outstanding, including the current portion, was approximately $298.5 million and $301.8 million at June 24, 2006 and June 25, 2005, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

NOTE 10. TAXES ON INCOME

The tax (provision)/benefit on pretax income from continuing operations includes the following:

(Dollars in Thousands)

                                                  Fiscal Years Ended
                                           --------------------------------
                                           June 24,    June 25,    June 26,
                                             2006        2005       2004
                                           --------    --------    --------
Federal -
  Current                                  $   (839)   $   (370)   $  1,486
  Deferred                                   (8,525)     (8,473)    (14,821)
                                           --------    --------    --------
                                             (9,364)     (8,843)    (13,335)
                                           --------    --------    --------
State and foreign -
  Current                                       (82)        (32)        165
  Deferred                                     (389)     (3,264)     (2,268)
                                           --------    --------    --------
                                               (471)     (3,296)     (2,103)
                                           --------    --------    --------
                                           $ (9,835)   $(12,139)   $(15,438)
                                           ========    ========    ========

A reconciliation of the Company's effective tax rate to the amount computed by applying the federal income tax rate to pretax income from continuing operations is as follows:

                                                        Fiscal Years Ended
                                          ---------------------------------------------
                                          June 24, 2006   June 25, 2005   June 26, 2004
                                          -------------   -------------   -------------
Statutory federal rate                        35.0%           35.0%           35.0%
State and foreign income taxes, net
   of federal income tax benefit               3.0%            6.7%           (1.1)%
Meals and entertainment                        0.8%            0.5%            0.3%
Adjustment of tax reserves                    (0.4)%          (2.7)%           0.2%
Change in valuation allowance                  1.0%            1.0%            6.0%
Other, net                                     0.3%           (2.9)%          (4.5)%
                                              ----            ----            ----
Effective Tax Rate                            39.7%           37.6%           35.9%
                                              ====            ====            ====

In fiscal 2004, the Company incurred a net state and foreign tax benefit that resulted from the generation of state and foreign net operating losses and state tax credits. A valuation allowance was established for these net operating losses and tax credits as the Company cannot assure that realization of the tax benefits are more likely than not to occur. In addition, in fiscal 2006 and 2005, the Company decreased its contingency tax reserve resulting from the favorable resolution of uncertainties that existed in prior years. The contingency tax reserve at June 24, 2006 is immaterial.

Deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                          June 24,    June 25,
                                                            2006       2005
                                                          --------   ---------
Liabilities -
   Depreciation                                           $(30,871)   $(32,175)
   Goodwill and other intangible assets                    (36,364)    (31,464)
   Prepaid manufacturing expense                            (4,925)     (4,613)
   Debt issue costs                                           (402)          0
                                                          --------   ---------
      Total deferred tax liabilities                       (72,562)    (68,252)
                                                          --------   ---------
Assets -
   Inventories                                               2,739       4,293
   Credits and operating loss carryforwards                 33,678      35,012
   Insurance accruals                                        3,417       3,811
   Pension/OPEB accruals                                    24,005      24,593
   Termination Agreement with Pro-Fac Cooperative, Inc.      3,732       6,969
   Other                                                     5,378       5,706
                                                          --------   ---------
      Total deferred tax assets                             72,949      80,384
                                                          --------   ---------
   Net deferred tax assets                                     387      12,132
   Valuation allowance                                     (19,454)    (19,209)
                                                          --------   ---------
      Total                                               $(19,067)   $ (7,077)
                                                          ========   =========

The net deferred tax asset/(liability) is reflected on the Company's accompanying Consolidated Balance Sheets as follows:

(Dollars in Thousands)

                                                          June 24,   June 25,
                                                            2006       2005
                                                          --------   ---------

Current deferred tax asset                                $  3,118    $  5,276
Non-current deferred tax liability                         (22,185)    (12,353)
                                                          --------   ---------
      Total deferred taxes                                $(19,067)   $ (7,077)
                                                          ========   =========

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

As of June 24, 2006, the Company maintained a valuation allowance in the amount of $19.5 million. The valuation allowance was established for foreign and state net operating losses and state tax credits. As the Company cannot assure that realization of the net operating losses and credits is more likely than not to occur, a valuation allowance has been established.

As of June 24, 2006, the Company has a federal net operating loss carryforward of $22.7 million and federal credits of $3.1 million. The federal net operating loss carryforwards will expire on or before June 2025. The federal credit consists primarily of minimum tax credits. This credit will never expire. The Company utilized approximately $14.3 million of federal net operating loss carryforwards in fiscal 2006 to offset current taxable income. In addition to these federal carryforwards, the Company has varying state net operating loss carryforwards depending on whether it files on a combined or separate company basis by jurisdiction. The tax effect of these state net operating loss carryforwards is $11.8 million. The expiration dates of the state net operating loss carryforwards vary. Ultimately, all state net operating loss carryforwards will expire on or before June 2025, if not utilized by the Company. The Company has state credits totaling $8.6 million of which $2.2 million expire on or before June 2020. The remaining $6.4 million in state credits will never expire. The Company's June 24, 2006 foreign net operating loss carryforward is $2.2 million. These foreign net operating loss carryforwards expire on or before June 2016.

The Company files a consolidated return with Birds Eye Holdings Inc.

NOTE 11. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

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

The Company maintains a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to two prior executives of the Company who retired prior to November 4, 1994. In July 2000, the Company adopted a Supplemental Executive Retirement Agreement ("SERA") to provide additional retirement benefits to its former Chairman of the Board, President and Chief Executive Officer. The Separation Agreement with the former Chairman of the Board, President and Chief Executive Officer amended the SERA so as to provide full retirement benefits as outlined in the SERA beginning January 1, 2009. In accordance with FASB No. 88, "Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recorded special termination benefits of $2.4 million in fiscal 2006 to reflect the accelerated vesting of benefits.

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

The Company also participates in one union sponsored pension plan. Contributions to this plan are paid when incurred and billed by the sponsoring union or plan. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for the plan. The Company estimates its withdrawal liability for this plan to be between approximately $1.0 million and $1.5 million.

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

The following table sets forth the weighted-average asset allocations of the Company's pension plans by asset category at March 31, 2006 and March 31, 2005.

                                                          March 31,   March 31,
                                                            2006        2005
                                                          ---------   ---------
Asset category:
   Cash and Cash Equivalents                                  1.2%        3.0%
   Fixed Income                                              46.1        29.3
   Equity Securities                                         49.1        60.0
   Real Estate                                                3.6         7.7
                                                            -----       -----
      Total                                                 100.0%      100.0%
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

The Company has established the following general target asset allocation mix for its plan investments.

                                                   Target
                                                   ------
Equities                                               50%
Fixed Income                                           50%
                                                   ------
   Total                                              100%
                                                   ======

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's consolidated financial statements at June 24, 2006 and June 25, 2005:

(Dollars in Thousands)

                                                                                       Pension Benefits
                                                                                    ----------------------
                                                                                      Fiscal Years Ended
                                                                                    ----------------------
                                                                                     June 24,    June 25,
                                                                                       2006        2005
                                                                                    ---------    ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                                        $ 141,222    $ 135,605
   Service cost                                                                         4,426        4,453
   Interest cost                                                                        8,258        7,923
   Plan participants' contributions                                                        73           76
   Plan amendments                                                                          0           87
   Actuarial (gain)/loss                                                                 (710)       2,153
   Special termination benefits                                                         2,399            0
   Benefits paid                                                                      (10,303)      (9,075)
                                                                                    ---------    ---------
      Benefit obligation at end of period                                             145,365      141,222
                                                                                    ---------    ---------
Change in plan assets:
   Fair value of plan assets at beginning of period                                    84,154       87,802
   Actual return on plan assets                                                         6,589        3,421
   Employer contribution                                                               11,222        1,930
   Plan participants' contributions                                                        73           76
   Benefits paid                                                                      (10,303)      (9,075)
                                                                                    ---------    ---------
      Fair value of plan assets at end of period                                       91,735       84,154
                                                                                    ---------    ---------

   Plan funded status                                                                 (53,630)     (57,068)
   Unrecognized prior service cost                                                         62           72
   Unrecognized net actuarial loss                                                     27,379       28,406
                                                                                    ---------    ---------
      Accrued benefit liability net of additional minimum pension liability         $ (26,189)   $ (28,590)
                                                                                    =========    =========

Amounts recognized in the balance sheet:
   Accrued benefit liability within other non-current liabilities                   $ (49,428)   $ (52,521)
   Intangible asset                                                                        62           72
   Accumulated other comprehensive loss - minimum pension liability (1)                23,177       23,859
                                                                                    ---------    ---------
      Net amount recognized                                                         $ (26,189)   $ (28,590)
                                                                                    =========    =========

Amounts included in other comprehensive (loss)/income:
   (Decrease)/increase in intangible asset                                          $     (10)   $      33
   Decrease/(increase) in additional minimum pension liability                            692       (4,667)
                                                                                    ---------    ---------
      Total amounts included in other comprehensive (loss)/income                   $     682    $  (4,634)
                                                                                    =========    =========

Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                                                 6.2 - 7.3%   5.9 - 7.3%
      Rate of compensation increase                                                 3.5 - 3.8%   3.5 - 3.8%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                                                 5.9 - 7.3%   6.0 - 7.3%
      Expected return on plan assets (2)                                            8.0 - 8.5%   8.0 - 8.5%
      Rate of compensation increase                                                 3.5 - 3.8%   3.5 - 3.8%

The accumulated benefit obligation for all defined benefit pension plans was $141.2 million and $136.7 million at June 24, 2006 and June 25, 2005, respectively.

(1) The fair value of the Company's pension plan assets was below the accumulated benefit obligation at the plan's March measurement date in fiscal 2006 and fiscal 2005 by $23.2 million and $23.9 million, respectively. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the net of tax amount of $14.2 million and $14.8 million of accumulated other comprehensive loss as of June 24, 2006 and June 25, 2005, respectively, was included in shareholder's equity on the consolidated balance sheet.

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

Net periodic benefit cost in fiscal years 2006, 2005, and 2004 is comprised of the following:

(Dollars in Thousands)

                                                           Pension Cost
                                                  ------------------------------
                                                        Fiscal Years Ended
                                                  ------------------------------
                                                  June 24,   June 25,   June 26,
                                                    2006       2005       2004
                                                  --------   --------   --------

Components of net periodic benefit cost:
   Service cost                                   $ 4,426    $ 4,453    $ 4,976
   Interest cost                                    8,258      7,923      7,849
   Expected return on plan assets                  (7,351)    (7,170)    (6,422)
   Amortization of prior service cost                  10         55          6
   Amortization of loss                             1,078        842        969
                                                  -------    -------    -------
Net periodic benefit cost - Company plans           6,421      6,103      7,378
Net periodic benefit cost - union plans               465        821        523
Special termination benefits                        2,399          0          0
                                                  -------    -------    -------
Total periodic benefit cost                       $ 9,285    $ 6,924    $ 7,901
                                                  =======    =======    =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                         Master Hourly                  Master Salaried                  Excess Benefit
                                         Pension Plan                   Retirement Plan                 Retirement Plan
                                      Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                                 -----------------------------   -----------------------------   -----------------------------
                                 June 24, 2006   June 25, 2005   June 24, 2006   June 25, 2005   June 24, 2006   June 25, 2005
                                 -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation        $87,792         $85,801         $48,391         $48,831         $ 1,183         $ 1,231
Accumulated benefit obligation       83,932          82,240          48,054          47,906           1,178           1,170
Fair value of plan assets            59,005          54,995          32,504          28,917               0               0

                                   Supplemental Executive         Supplemental Executive           Southland Frozen Foods
                                       Retirement Plan             Retirement Agreement                 Pension Plan
                                     Fiscal Years Ended             Fiscal Years Ended               Fiscal Years Ended
                                 -----------------------------   -----------------------------   -----------------------------
                                 June 24, 2006   June 25, 2005   June 24, 2006   June 25, 2005   June 24, 2006   June 25, 2005
                                 -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation         $1,904          $1,974          $5,795          $3,078          $  300          $  307
Accumulated benefit obligation        1,904           1,974           5,795           3,078             300             307
Fair value of plan assets                 0               0               0               0             226             242

The Company expects to contribute $0.3 million in mandatory payments and $3.2 million in voluntary payments to its pension plans in fiscal 2007. The Company made a voluntary contribution of $10.9 million to its Master Salaried Retirement and Master Hourly Pension plans in the first quarter of fiscal 2006. In addition, the Company contributed $0.3 million in mandatory payments in fiscal 2006.

Expected pension benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years are as follows:

(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June

2007                         $   7,981
2008                         $   7,869
2009                         $   8,188
2010                         $   9,003
2011                         $   9,087
2012-2016                    $  53,463

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

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Company's financial statements at June 24, 2006 and June 25, 2005.

(Dollars in Thousands)

                                                                 Other Benefits
                                                              --------------------
                                                               Fiscal Years Ended
                                                              --------------------
                                                              June 24,    June 25,
                                                                2006        2005
                                                              ---------   --------
Change in benefit obligation:
   Benefit obligation at beginning of period                  $   4,509   $  3,467
   Service cost                                                      50         43
   Interest cost                                                    254        197
   Actuarial (gain)/loss                                           (267)     1,262
   Benefits paid                                                   (462)      (460)
                                                              ---------   --------
      Benefit obligation at end of period                         4,084      4,509
                                                              ---------   --------
Change in plan assets:
   Fair value of assets at beginning of period                        0          0
   Employer contribution                                            462        460
   Benefits paid                                                   (462)      (460)
                                                              ---------   --------
      Fair value of assets at end of period                           0          0
                                                              ---------   --------
   Plan funded status                                            (4,084)    (4,509)
   Unrecognized prior service benefit                               (28)       (57)
   Unrecognized actuarial loss                                      738      1,201
                                                              ---------   --------
      Accrued benefit liability                                  (3,374)    (3,365)

Amounts recognized in the balance sheet:
   Accrued benefit liability                                  $  (3,374)  $ (3,365)
                                                              =========   ========

Weighted-average assumptions
   Assumptions used for projected benefit obligation:
      Discount rate                                                 6.2%       5.9%
      Rate of compensation increase                                 3.8%       3.8%

   Assumptions used to determine net periodic benefit cost:
      Discount rate                                                 5.9%       6.0%
      Expected return on plan assets                                N/A        N/A
      Rate of compensation increase                                 3.8%       3.8%

(Dollars in Thousands)
                                                    Other Benefits
                                           --------------------------------
                                                  Fiscal Years Ended
                                           --------------------------------
                                           June 24,    June 25,    June 26,
                                             2006        2005        2004
                                           ---------   --------   ---------
Components of net periodic benefit cost:
   Service cost                            $      50   $     43   $      49
   Interest cost                                 254        197         226
   Amortization of prior service cost            (29)       (29)        (29)
   Amortization of loss                          195          0           0
                                           ---------   --------   ---------
   Net periodic benefit cost               $     470   $    211   $     246
                                           =========   ========   =========

For measurement purposes, a 10 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006. The rate was assumed to decrease gradually to 5 percent for 2013 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

(Dollars in Thousands)

                                                                           1-Percentage     1-Percentage
                                                                          Point Increase   Point Decrease
                                                                          --------------   --------------
Effect on total of service and interest cost components for fiscal 2006       $   14          $   (12)
Effect on postretirement benefit obligation at June 24, 2006                  $  170          $  (154)

The Company expects to make payments of approximately $0.5 million to its other postretirement benefit plans in fiscal year 2007.

The Company expects to make postretirement benefit payments, which reflect expected future service costs, as appropriate, over the next 10 years as follows:

(Dollars in Thousands)

Fiscal Year Ending Last Saturday in June

2007                                $   473
2008                                $   494
2009                                $   485
2010                                $   457
2011                                $   431
2012 - 2016                         $ 1,611

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), the Company contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2006, 2005 and 2004, the Company allocated approximately $1.1 million, $1.2 million and $1.2 million, respectively, in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintains a Non-Qualified 401(k) Plan in which the Company allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. The Company allocated $0.4 million, $0.4 million and $0.3 million during fiscal 2006, 2005, and 2004, respectively, in the form of matching contributions to this plan.

NOTE 12. OPERATING SEGMENTS

The Company is organized by product line for management reporting. The Company has three primary segments in which it markets its products, they include: brand frozen, brand dry, and non-brand. The majority of each segments net sales are within the United States. See further discussion at NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's decision to exit the non-brand frozen business.

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

One customer accounted for 18 percent and 17 percent of the Company's consolidated revenue in fiscal 2006 and fiscal 2005, respectively. In addition, this customer represented 25 percent and 23 percent of the brand frozen segment revenue in fiscal 2006 and fiscal 2005, respectively, 11 percent and 12 percent of the brand dry segment revenues in fiscal 2006 and fiscal 2005, respectively, and 12 percent and 11 percent of the non-brand segment revenue in fiscal 2006 and fiscal 2005, respectively. In addition, another customer represented 12 percent and 10 percent of the brand frozen segment revenue in fiscal 2006 and fiscal 2005, respectively.

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

(Dollars in Millions)
                                                   Fiscal Year Ended
                                           -----------------------------
                                           June 24,   June 25,  June 26,
                                           2006(4)    2005(4)   2004(4)
                                           --------   -------   --------

Net sales:
   Brand frozen                            $  405.0   $ 356.1   $  334.0
   Brand dry                                  212.7     203.4      202.4
   Non-brand                                  310.1     299.2      307.0
                                           --------   -------   --------
Total continuing segments                  $  927.8   $ 858.7   $  843.4
                                           ========   =======   ========
Operating income:
   Brand frozen                            $   44.1   $  47.8   $   57.7
   Brand dry                                   36.7      31.5       34.7
   Non-brand                                  (18.5)    (18.9)     (14.1)
   Asset impairment charge(1)                  (0.2)     (1.0)       0.0
   Restructuring(2)                            (4.5)     (1.9)       0.0
   Other income, net(3)                         0.1       3.3        0.0
                                           --------   -------   --------
Operating income                               57.7      60.8       78.3
Loss on early extinguishment of debt            0.0       0.0       (4.0)
Interest expense                              (32.9)    (28.5)     (31.3)
                                           --------   -------   --------
Pretax income from continuing operations   $   24.8   $  32.3   $   43.0
                                           ========   =======   ========

Depreciation expense:
   Brand frozen                            $    8.5   $   7.6   $    8.1
   Brand dry                                    3.4       3.5        3.3
   Non-brand                                   11.1      11.0       11.2
                                           --------   -------   --------
      Continuing segments                      23.0      22.1       22.6
   Discontinued operations                      0.0       0.0        0.1
                                           --------   -------   --------
         Total                             $   23.0   $  22.1   $   22.7
                                           ========   =======   ========

Amortization expense:
   Brand frozen                            $    1.6   $   1.7   $    0.4
   Brand dry                                    0.3       0.3        0.3
   Non-brand                                    1.0       1.1        1.1
                                           --------   -------   --------
         Total continuing segments         $    2.9   $   3.1   $    1.8
                                           ========   =======   ========

(1) Represents asset impairment charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 4 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's asset impairment charges.

(2) Represents restructuring charges which are not allocated to individual segments. This item is excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Company's restructuring activities.

(3) Other income, net is not allocated to individual segments. These items are excluded from the Company's evaluation of segment performance. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the items included in other income, net.

(4) Asset and capital expenditure information on a segment basis is not disclosed as this information is not separately identified and is not internally reported to the Company's Chief Executive Officer.

NOTE 13. GUARANTEES AND INDEMNIFICATIONS

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

                                                                      Statement of Operations
                                                                  Fiscal Year Ended June 24, 2006
                                               ---------------------------------------------------------------------
                                                Birds Eye    Subsidiary   Non-Guarantor   Eliminating
                                               Foods, Inc.   Guarantors   Subsidiaries      Entries     Consolidated
                                               -----------   ----------   -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                      $   899,384   $   28,413   $           0   $         0   $    927,797
Cost of sales                                     (725,527)     (21,422)              0             0       (746,949)
                                               ------------  -----------  -------------   -----------   ------------
Gross profit                                       173,857        6,991               0             0        180,848
Selling, administrative, and general expense      (114,595)      (3,891)              0             0       (118,486)
Asset impairment charge                               (218)           0               0             0           (218)
Restructuring                                       (4,492)           0               0             0         (4,492)
Other (expense)/income                             (32,034)      32,120               0             0             86
Income from subsidiaries                            32,164        2,582               0       (34,746)             0
                                               -----------   ----------   -------------   ------------  ------------
Operating income                                    54,682       37,802               0       (34,746)        57,738
Interest (expense)/income                          (45,547)       6,795           5,816             0        (32,936)
                                               ------------  ----------   -------------   -----------   ------------
Pretax income from continuing operations             9,135       44,597           5,816       (34,746)        24,802
Tax benefit/(provision)                              5,832      (15,667)              0             0         (9,835)
                                               -----------   -----------  -------------   -----------   ------------
Income from continuing operations                   14,967       28,930           5,816       (34,746)        14,967
Discontinued operations (net of a tax
   benefit of $173)                                   (281)        (619)              0           619           (281)
                                               ------------  -----------  -------------   -----------   ------------
Net income                                     $    14,686   $   28,311   $       5,816   $   (34,127)  $     14,686
                                               ===========   ==========   =============   --=========   ============

                                                                                         Balance Sheet
                                                                                         June 24, 2006
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors    Subsidiaries      Entries     Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                                $    73,720    $      176    $           0   $         0   $     73,896
   Accounts receivable, net                                      62,932         4,730              967          (967)        67,662
   Inventories -
      Finished goods                                            166,627           496                0             0        167,123
      Raw materials and supplies                                 19,626           735                0             0         20,361
                                                            -----------    ----------    -------------   -----------   ------------
         Total inventories                                      186,253         1,231                0             0        187,484

   Other current assets                                          30,183            91                0        (3,471)        26,803
                                                            -----------    ----------    -------------   -----------   ------------

         Total current assets                                   353,088         6,228              967        (4,438)       355,845

   Property, plant and equipment, net                           155,195        20,264                0             0        175,459
   Investment in subsidiaries                                   340,815        15,581                0      (356,396)             0
   Goodwill and other intangible assets, net                     79,330       187,633                0             0        266,963
   Other assets                                                   8,707       100,145           34,126      (133,915)         9,063
                                                            -----------    ----------    -------------   -----------   ------------
         Total assets                                       $   937,135    $  329,851    $      35,093   $  (494,749)  $    807,330
                                                            ===========    ==========    =============   ===========   ============

Liabilities and Shareholder's Equity
   Current portion of long-term debt                        $    11,304    $        0    $           0   $         0   $     11,304
   Current portion of Termination
      Agreement with Pro-Fac
      Cooperative, Inc.                                           9,668             0                0             0          9,668
   Accounts payable                                              62,821         2,562                0             0         65,383
   Accrued interest                                               6,621             0                0          (967)         5,654
   Intercompany loans                                               198          (198)               0             0              0
   Other current liabilities                                     62,381         6,184                0        (3,471)        65,094
                                                            -----------    ----------    -------------   -----------   ------------
         Total current liabilities                              152,993         8,548                0        (4,438)       157,103
   Long-term debt                                               321,026             0                0       (34,126)       286,900
   Long-term portion of Termination
      Agreement with Pro-Fac Cooperative, Inc.                        0             0                0             0              0
   Other non-current liabilities                                187,695             0                0       (99,789)        87,906
                                                            -----------    ----------    -------------   -----------   ------------

         Total liabilities                                      661,714         8,548                0      (138,353)       531,909

   Shareholder's equity                                         275,421       321,303           35,093      (356,396)       275,421
                                                            -----------    ----------    -------------   -----------   ------------

         Total liabilities and shareholder's equity         $   937,135    $  329,851    $      35,093   $  (494,749)  $    807,330
                                                            ===========    ==========    =============   ===========   ============

                                                                                    Statement of Cash Flows
                                                                                Fiscal Year Ended June 24, 2006
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors     Subsidiaries     Entries     Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                               $    14,686    $   28,311    $       5,816   $   (34,127)  $     14,686
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Asset impairment charge within discontinued
           operations                                                 0           454                0             0            454
         Asset impairment charge within continuing
           operations                                               218             0                0             0            218
         Restructuring charge                                     4,492             0                0             0          4,492
         Restructuring payments                                    (949)            0                0             0           (949)
         Other income, net                                          (86)            0                0             0            (86)
         Cash receipts from fire claim                              213             0                0             0            213
         Amortization of certain intangible assets                2,192           750                0             0          2,942
         Depreciation                                            20,994         1,996                0             0         22,990
         Amortization of debt issue costs, amendment cost
           and debt premiums                                      8,663             0           (1,937)            0          6,726
         Gain on sale of property, plant and equipment              (91)           (2)               0             0            (93)
         Provision for deferred taxes                             9,542             0                0             0          9,542
         Provision for losses on accounts receivable                210           225                0             0            435
         Equity in undistributed earnings of subsidiaries        (1,993)         (860)               0         2,853              0
         Change in working capital                               (3,470)       (3,104)              (2)            0         (6,576)
                                                            -----------    ----------    -------------   -----------   ------------
Net cash provided by operating activities                        54,621        27,770            3,877       (31,274)        54,994
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                    (8,339)         (425)               0             0         (8,764)
   Proceeds from disposals                                        1,130         2,515                0             0          3,645
   Cash receipts from fire claim                                    487             0                0             0            487
   Distributions from BEMSA Holdings, Inc.                        2,740             0                0        (2,740)             0
   Proceeds from investment in CoBank                               639             0                0             0            639
                                                            -----------    ----------    -------------   -----------   ------------
Net cash (used in)/provided by investing activities              (3,343)        2,090                0        (2,740)        (3,993)
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Financing Activities:
   Birds Eye Holdings, Inc. investment, net                         476             0                0             0            476
   Payments on long-term debt                                    (2,700)            0                0             0         (2,700)
   Payments on Termination Agreement with
     Pro-Fac Cooperative, Inc.                                  (10,000)            0                0             0        (10,000)
   Payments on capital leases                                      (883)            0                0             0           (883)
   Distribution to Birds Eye Foods                                    0        (2,740)               0         2,740              0
   Dividends paid                                                     0       (27,397)          (3,877)       31,274              0
                                                            -----------    ----------    -------------   -----------   ------------
Net cash used in financing activities                           (13,107)      (30,137)          (3,877)       34,014        (13,107)
                                                            -----------    ----------    -------------   -----------   ------------

Net change in cash and cash equivalents                          38,171          (277)               0             0         37,894

Cash and cash equivalents at beginning of period                 35,549           453                0             0         36,002
                                                            -----------    ----------    -------------   -----------   ------------
Cash and cash equivalents at end of period                  $    73,720    $      176    $           0   $         0   $     73,896
                                                            ===========    ==========    =============   ===========   ============

                                                                                    Statement of Operations
                                                                                Fiscal Year Ended June 25, 2005
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors     Subsidiaries     Entries     Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                                   $   837,906    $   20,763    $           0   $         0    $   858,669
Cost of sales                                                  (661,854)      (15,852)               0             0       (677,706)
                                                            -----------    ----------    -------------   -----------   ------------
Gross profit                                                    176,052         4,911                0             0        180,963
Selling, administrative, and general expense                   (117,322)       (3,243)               0             0       (120,565)
Asset impairment charge                                            (994)            0                0             0           (994)
Restructuring                                                    (1,940)            0                0             0         (1,940)
Other (expense)/income                                          (25,700)       28,988                0             0          3,288
Income from subsidiaries                                         28,076         2,582                0       (30,658)             0
                                                            -----------    ----------    -------------   -----------   ------------
Operating income                                                 58,172        33,238                0       (30,658)        60,752
Interest (expense)/income                                       (39,298)        5,026            5,816             0        (28,456)
                                                            -----------    ----------    -------------   -----------   ------------
Pretax income from continuing operations                         18,874        38,264            5,816       (30,658)        32,296
Tax benefit/(provision)                                           1,283       (13,422)               0             0        (12,139)
                                                            -----------    ----------    -------------   -----------   ------------
Income from continuing operations                                20,157        24,842            5,816       (30,658)        20,157
Discontinued operations (net of a tax benefit
   of $956)                                                      (1,552)          200                0          (200)        (1,552)
                                                            -----------    ----------    -------------   -----------   ------------
Net income                                                  $    18,605    $   25,042    $       5,816   $   (30,858)  $     18,605
                                                            ===========    ==========    =============   ===========   ============

                                                                                         Balance Sheet
                                                                                         June 25, 2005
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
                                                            ===========    ==========    =============   ===========   ============

                                                                                    Statement of Cash Flows
                                                                                Fiscal Year Ended June 25, 2005
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors     Subsidiaries     Entries     Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                               $    18,605    $   25,042    $       5,816   $   (30,858)  $     18,605
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Asset impairment charge within discontinued
           operations                                             1,199         1,309                0             0          2,508
         Asset impairment charge within continuing
           operations                                               994             0                0             0            994
         Other income                                            (3,288)            0                0             0         (3,288)
         Amortization of certain intangible assets                2,348           750                0             0          3,098
         Depreciation                                            19,917         2,148                0             0         22,065
         Amortization of debt issue costs, amendment costs,
           and debt premiums                                      8,923             0           (1,938)            0          6,985
         Gain on derivative instruments                               2             0                0             0              2
         Gain on sale of property, plant and equipment             (347)           (1)               0             0           (348)
         Transitional Services Agreement with
           Pro-Fac Cooperative, Inc.                                (70)            0                0             0            (70)
         Equity in undistributed earnings of subsidiaries        (3,208)         (860)               0         4,068              0
         Provision for deferred taxes                            11,204             0                0             0         11,204
         Provision for loss on accounts receivable                   85           180                0             0            265
         Change in working capital                                6,253        (5,114)               0             0          1,139
                                                            -----------    ----------    -------------   -----------   ------------
Net cash provided by operating activities                        62,617        23,454            3,878       (26,790)        63,159
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                   (16,242)         (282)               0             0        (16,524)
   Proceeds from disposals                                        2,148             7                0             0          2,155
   Proceeds from note receivable to
      Pro-Fac Cooperative, Inc.                                   1,000             0                0             0          1,000
   Acquisition of California & Washington Company               (74,290)            0                0             0        (74,290)
   Acquisition of Edwards Distributing                             (410)            0                0             0           (410)
   Proceeds from investment in CoBank                             1,477             0                0             0          1,477
                                                            -----------    ----------    -------------   -----------   ------------
Net cash used in investing activities                           (86,317)         (275)               0             0        (86,592)
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Financing Activities:
   Payments on long-term debt                                    (2,700)            0                0             0         (2,700)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                 (10,000)            0                0             0        (10,000)
   Payments on capital leases                                      (813)            0                0             0           (813)
   Birds Eye Holdings, Inc. contribution, net                        61             0                0             0             61
   Dividends paid                                                     0       (22,912)          (3,878)       26,790              0
                                                            -----------    ----------    -------------   -----------   ------------
Net cash used in financing activities                           (13,452)      (22,912)          (3,878)       26,790        (13,452)
                                                            -----------    ----------    -------------   -----------   ------------

Net change in cash and cash equivalents                         (37,152)          267                0             0        (36,885)

Cash and cash equivalents at beginning of period                 72,701           186                0             0         72,887
                                                            -----------    ----------    -------------   -----------   ------------
Cash and cash equivalents at end of period                  $    35,549    $      453    $           0   $         0   $     36,002
                                                            ===========    ==========    =============   ===========   ============

                                                                                    Statement of Operations
                                                                                Fiscal Year Ended June 26, 2004
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors    Subsidiaries     Entries      Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)

Net sales                                                   $   825,144    $   18,254    $           0   $         0   $    843,398
Cost of sales                                                  (639,354)      (13,509)               0             0       (652,863)
                                                            -----------    ----------    -------------   -----------   ------------
Gross profit                                                    185,790         4,745                0             0        190,535
Selling, administrative, and general expense                   (109,475)       (2,733)               0             0       (112,208)
Other (expense)/income                                          (37,584)       37,584                0             0              0
Income from subsidiaries                                         39,271         2,535                0       (41,806)             0
                                                            -----------    ----------    -------------   -----------   ------------
Operating income                                                 78,002        42,131                0       (41,806)        78,327
Interest (expense)/income                                       (43,576)        6,541            5,709             0        (31,326)
Loss on early extinguishment of debt                             (4,018)            0                0             0         (4,018)
                                                            -----------    ----------    -------------   -----------   ------------
Pretax income from continuing operations                         30,408        48,672            5,709       (41,806)        42,983
Tax benefit/(provision)                                           1,795       (17,233)               0             0        (15,438)
                                                            -----------    ----------    -------------   -----------   ------------
Income from continuing operations                                32,203        31,439            5,709       (41,806)        27,545
Discontinued operations (net of a tax provision
   of $2,750)                                                      (336)        5,199                0          (541)         4,322
                                                            -----------    ----------    -------------   -----------   ------------
Net income                                                  $    31,867    $   36,638    $       5,709   $   (42,347)  $     31,867
                                                            ===========    ==========    =============   ===========   ============

                                                                                    Statement of Cash Flows
                                                                                Fiscal Year Ended June 26, 2004
                                                            -----------------------------------------------------------------------
                                                             Birds Eye     Subsidiary    Non-Guarantor   Eliminating
                                                            Foods, Inc.    Guarantors    Subsidiaries      Entries     Consolidated
                                                            -----------    ----------    -------------   -----------   ------------
(Dollars in Thousands)
Cash Flows From Operating Activities:
   Net income                                               $    31,867    $   36,638    $       5,709   $   (42,347)  $     31,867
   Adjustments to reconcile net income to cash
      provided by operating activities -
        Amortization of certain intangible assets                 1,048           750                0             0          1,798
        Depreciation                                             21,052         1,611                0             0         22,663
        Amortization of debt issue costs, amendment costs,
         debt discounts and premiums, and interest in-kind       10,691             0           (3,361)            0          7,330
        Gain on derivative instruments                              389             0                0             0            389
        Gain on sale of Freshlike canned vegetable business
         within discontinued operations                             831        (7,094)               0             0         (6,263)
        Loss on sale of property, plant and equipment               213             4                0             0            217
        Loss on early extinguishment of debt                      4,018             0                0             0          4,018
        Transitional Services Agreement with
         Pro-Fac Cooperative, Inc.                                 (525)            0                0             0           (525)
        Equity in undistributed earnings of subsidiaries          3,699        (1,922)               0        (1,777)             0
        Provision for deferred taxes                             16,703             0                0             0         16,703
        Provision for losses on accounts receivable                 258            40                0             0            298
        Change in working capital                                24,065         3,372             (967)            0         26,470
                                                            -----------    ----------    -------------   -----------   ------------
Net cash provided by operating activities                       114,309        33,399            1,381       (44,124)       104,965
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Investing Activities:

   Purchase of property, plant, and equipment                   (24,522)         (337)               0             0        (24,859)
   Proceeds from disposals                                       15,099         9,730                0             0         24,829
   Proceeds from investment in CoBank                             2,923             0                0             0          2,923
   Issuance of note receivable to Pro-Fac
      Cooperative, Inc., net                                       (300)            0                0             0           (300)
                                                            -----------    ----------    -------------   -----------   ------------
   Net cash provided by/(used in) investing activities           (6,800)        9,393                0             0          2,593
                                                            -----------    ----------    -------------   -----------   ------------

Cash Flows From Financing Activities:
   Payment of premium and fees on early
      extinguishment of debt                                     (8,937)            0                0             0         (8,937)
   Payments on long-term debt                                  (169,636)            0                0             0       (169,636)
   Payments on Termination Agreement with
      Pro-Fac Cooperative, Inc.                                 (10,000)            0                0             0        (10,000)
   Payments on capital lease                                       (918)            0                0             0           (918)
   Birds Eye Holdings, Inc. investment, net                       1,064             0                0             0          1,064
   Dividends paid                                                     0       (42,743)          (1,381)       44,124              0
                                                            -----------    ----------    -------------   -----------   ------------
Net cash used in financing activities                          (188,427)      (42,743)          (1,381)       44,124       (188,427)
                                                            -----------    ----------    -------------   -----------   ------------

Net change in cash and cash equivalents                         (80,918)           49                0             0        (80,869)

Cash and cash equivalents at beginning of period                153,619           137                0             0        153,756
                                                            -----------    ----------    -------------   -----------   ------------
Cash and cash equivalents at end of period                  $    72,701    $      186    $           0   $         0   $     72,887
                                                            ===========    ==========    =============   ===========   ============

NOTE 14. OTHER MATTERS AND SUBSEQUENT EVENT

Restructuring: In the first quarter of fiscal 2006, the Company recognized a charge of $4.5 million for payments to be provided and incurred in conjunction with the departure of the Company's former Chairman, President and Chief Executive Officer.

On June 15, 2005, the Company eliminated approximately 45 positions from various locations and departments within the Company. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, the Company recorded a charge against earnings of approximately $1.9 million in the fourth quarter of fiscal 2005, primarily comprising employee termination benefits. The majority of this amount was liquidated in fiscal 2006.

Other Income, net: On February 2, 2006, a fire damaged a storage building used as part of the Company's manufacturing facility in Waseca, Minnesota. The building contained harvesting equipment and seed inventory. All material costs to clean-up the site, replace the building, and replace the damaged equipment and inventory are covered under insurance policies maintained by the Company. During the third quarter of fiscal 2006, the Company recorded a receivable of approximately $1.5 million based on replacement values of the property damaged. During the fourth quarter of fiscal 2006, the Company received $0.7 million of insurance proceeds. All remaining proceeds were received in the first quarter of fiscal 2007. In accordance with FASB Interpretation No. 30, "Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets-An Interpretation of APB Opinion No. 29", the Company recorded a gain of approximately $0.7 million within other income in the Company's Consolidated Statement of Operations and Comprehensive Income for the year ended June 24, 2006. The gain represents the difference between the total insurance amount, net of a $0.5 million deductible, and the carrying value of the assets destroyed.

During the second quarter of fiscal 2006, the Company committed to a plan to donate certain idle property in Sodus, Michigan. In conjunction with this transaction, the Company recorded contribution expense based on the fair value of the property of approximately $0.6 million in continuing operations in the Consolidated Statements of Operations and Comprehensive Income. The donation was completed in January 2006.

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

Subsequent Event: On July 25, 2006, the Company announced that it will concentrate its resources on its brand businesses and increase its focus on new products and marketing. As a result, the Company will be exiting from the vast majority of its non-brand frozen business over the next 12 to 18 months, and plans to sell five related production facilities. The non-brand frozen business, with its lower margins, utilized resources which now can be freed up to drive brand growth and to compete more aggressively with competitors who are not producing non-brand frozen items.

The impacted facilities include: Brockport, Bergen and Oakfield, NY; Fairwater WI; and Montezuma, GA. In total, these facilities employ approximately 740 full-time workers. Any facility not sold after its related production season in fiscal 2007 will be closed between October 2006 and June 2007. In addition, the decision to exit the non-brand frozen business will affect a number of administrative positions in offices in Rochester, N.Y. and Green Bay, Wisconsin. The Company's research and development facility will remain in Green Bay.

Another impact of this decision will be the closure of the Birds Eye Foods facility in Watsonville, CA at the end of the 2006 calendar year. This facility employs approximately 550 workers. The closure of the Watsonville facility will result in the Company incurring approximately $3.5 million for employee termination benefits during fiscal 2007. In addition, Birds Eye Foods will incur a pension withdrawal liability of approximately $1.0 million to $1.5 million for the Company's unfunded benefit obligation related to the Western Conference of Teamsters Pension Trust multiemployer plan. Further, the Company anticipates it will incur a non-cash charge in the first quarter of fiscal 2007 of approximately $5.0 million to $6.0 million related to the tangible personal property at the Watsonville facility.

In connection with these actions, the Company expects to take additional cash and non-cash accounting charges. The Company anticipates incurring employee termination benefits, environmental remediation costs associated with facility closures and sales, accelerated depreciation, inventory markdowns, contract and lease termination costs, and other exit costs. In addition, the Company may incur asset impairment charges related to the impacted non-branded frozen facilities. Currently, the Company is unable to make a determination of an estimate or a range of estimates of these charges, individually or in the aggregate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Birds Eye Foods management, with the participation of Birds Eye Foods' Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Birds Eye Foods' disclosure controls and procedures (as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Birds Eye Foods' Principal Executive and Principal Financial Officers concluded that Birds Eye Foods' disclosure controls and procedures as of June 24, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Birds Eye Foods in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to Birds Eye Foods' internal control over financial reporting that occurred during the quarter ended June 24, 2006 that have materially affected or are reasonably likely to materially affect Birds Eye Foods' internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 11, 2006, the Compensation Committee of the Board of Directors approved the fiscal 2006 cash bonus compensation for the Named Executive Officers identified in the Summary Compensation Table in this Report. The bonuses will be paid on September 15, 2006. See "Summary Compensation Table" in
Item 11 of Part III of this Report for additional disclosures regarding the bonus amounts.

On September 11, 2006, the Compensation Committee of the Board of Directors also approved the Management Incentive Program as amended for fiscal 2007. Attached hereto as Exhibit 10.5 is a copy of the Management Incentive Program, which amends the Company's performance targets.

Birds Eye Foods previously filed a Form 8-K on July 25, 2006 announcing the Company's exit from the vast majority of its non-brand frozen business over the next 12 to 18 months, and plans to sell five related production facilities. In addition, the Company announced its decision to close the Watsonville, California facility at the end of the 2006 calendar year. In connection with the Watsonville closure, the Company is currently able to estimate that it will incur a non-cash charge in the first quarter of fiscal 2007 of approximately $5.0 million to $6.0 million related to the tangible personal property at the Watsonville facility.

In connection with the exit of the non-brand frozen business, the Company expects to take additional cash and non-cash accounting charges. The Company anticipates incurring employee termination benefits, environmental remediation costs associated with facility closures and sales, accelerated depreciation, inventory markdowns, contract and lease termination costs, and other exit costs. In addition, the Company may incur asset impairment charges. Currently, the Company is unable in good faith to make a determination of an estimate or a range of estimates of these individual charges and is therefore unable to make a determination regarding the total amount of costs expected to be incurred in connection with these actions and the amount of the charge that will result in future cash expenditures. The Company will file an amendment to its Form 8-K Equivalent when the Company is able to make a good faith determination of such estimates or range of estimates.

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

Listed below are the directors and executive officers of the Company.

           Name               Age(a)                                Positions
--------------------------   --------   ------------------------------------------------------------------
Neil Harrison                   53      Chairman of the Board, President and Chief Executive Officer

Earl L. Powers                  62      Executive Vice President and Chief Financial Officer and Secretary

Carl W. Caughran                53      Executive Vice President - Specialty Food Group

Robert G. Montgomery            53      Senior Vice President - Frozen Sales

Peter R. Call(1)                49      Director

Stephen P. Donovan, Jr.(3)      65      Director

David M. Hooper(2)              38      Director

Kevin A. Mundt(2)               52      Director

Daniel S. O'Connell(2)          52      Director

Gregg A. Ostrander(2)           53      Director

Allan W. Overhiser(1)           46      Director

Brian K. Ratzan(2)              36      Director

Patrick W. Rose(2)              64      Director

David B. Vermylen(3)            55      Director

----------
(a)   As of September 1, 2006.

(1)   Pro-Fac Director.

(2)   Vestar Director.

(3)   Independent Director.

Neil Harrison became Chairman, President and Chief Executive Officer of Birds Eye Foods on September 8, 2005. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Atkins Nutritionals, Inc. from February 2005 to June 2005. Prior to that role, Mr. Harrison was with the H.J. Heinz Company, where he served as an Executive Vice President of H.J. Heinz and President and Chief Executive Officer of Heinz North America from 2002 to 2004. Previously at Heinz, and from 1999 to 2002, Mr. Harrison was a Senior Vice President and the President and Chief Executive Officer of Heinz Frozen Food Company. His experience in consumer packaged goods also includes a variety of positions at Miller Brewing Company, PepsiCo, Inc., General Foods Corporation and Unilever.

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

Carl W. Caughran has been Executive Vice President - Specialty Food Group since January 2006. He also served as Executive Vice President - Operations of Birds Eye Foods from 1999 to 2005 and President and Chief Executive Officer of the Nalley Fine Foods business unit of Birds Eye Foods from 1996 to 1999. Prior to joining the Company, he held various management positions at Borden Foods, Sara Lee, Inc. and Campbell Soup.

Robert G. Montgomery has been Senior Vice President of Frozen Sales of the Company since September 2003. Prior to joining Birds Eye Foods, he was with H.J. Heinz Company where he held various senior management positions including Vice President of Sales-Heinz Frozen Foods and Vice President of Sales for the Western half of the United States for the consolidated Heinz Consumer Foods Company. Prior to that, Mr. Montgomery has held management positions with Con Agra, McCain and Sara Lee.

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

Kevin A. Mundt became a director of the Company in November 2003. He joined Vestar Capital Partners as a Managing Director in 2004. Prior to joining Vestar, Mr. Mundt spent 24 years in management consulting, including various management positions with Mercer Oliver Wyman and its predecessors. Mr. Mundt is currently a director of Gold Toe Inc., Fiorucci, Spa, Sunrise Medical, Inc. and Duff and Phelps LLC.

Daniel S. O'Connell became a director of the Company in August 2002. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is also a director of Gold Toe Inc., FL Selenia, Spa, National MENTOR Holdings, Inc., Solo Cup Company, Inc., Sunrise Medical, Inc., and St. John Knits Co., Inc., companies in which Vestar or its affiliates have a significant equity interest.

Gregg A. Ostrander became a director of the Company in October 2002. Mr. Ostrander has been the Chairman, President, and Chief Executive Officer of Michael Foods, Inc. since 1994. From 1989-1993 Mr. Ostrander served as President of Swift Eckrich Prepared Foods a division of ConAgra. He has over 30 years experience in the food industry. Mr. Ostrander is a director of Michael Foods, Inc. and Arctic Cat Inc.

Allan W. Overhiser became a director of the Company in May 2004. He also serves as a director of Pro-Fac and has served in such capacity since 1994. He produces fruit in South Haven, Michigan (A.W. Overhiser Orchards has been a member of Pro-Fac since 1984).

Brian K. Ratzan became a director of the Company in August 2002. Mr. Ratzan is a Managing Director of Vestar Capital Partners. Mr. Ratzan joined Vestar in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette. Mr. Ratzan is also a director of National MENTOR Holdings, Inc.

Patrick W. Rose became a director of the Company in February 2003. Mr. Rose currently serves as a director of International House of Pancakes, Inc. Mr. Rose served as Chairman of the Board, President, and Chief Executive Officer of Van Camp Seafoods, Inc. from 1993 to 1997 and Chairman of the Board, President, and Chief Executive Officer of Bumble Bee Seafoods, Inc. from 1984 to 1989.

David B. Vermylen became a director of the Company in February 2003. He is currently President and Chief Operating Officer of TreeHouse Foods. From 1996 to 2002, he was with the Keebler Company, serving as its President and Chief Executive Officer during 2001 to 2002. In 1995 he was Chairman, President, and Chief Executive Officer of Brother's Gourmet Coffee. Prior to that he spent 20 years in the food industry, 14 years with General Foods in a variety of brand management positions. Mr. Vermylen is also on the board of Aeropostale (ARO), a specialty retailer of value priced, casual clothing and accessories targeted at teenagers.

Involvement in Certain Legal Proceedings: Neil Harrison was previously Chairman and Chief Executive Officer of Atkins Nutritionals, Inc. from February 2005 to June 2005. On July 31, 2005, Atkins Nutritionals Inc. filed a petition under the federal Bankruptcy laws. On January 10, 2006, Atkins Nutritionals Inc. announced that it had emerged from bankruptcy by completing its Chapter 11 reorganization.

Code of Ethics: Birds Eye Foods currently maintains a Code of Ethics Policy for all exempt employees including the Principal Executive Officer and Principal Financial Officer. The Company intends to file a Form 8-K Equivalent for any amendments to or waivers from its Code of Ethics Policy (to the extent applicable to the Company's Principal Executive Officer and Principal Financial Officer).

The Code of Ethics Policy was filed as an exhibit to Birds Eye Foods fiscal 2004 Form 10-K Equivalent.

Audit Committee Financial Expert: The Company is not an "Issuer" as such term is defined in Section 7201 of the Sarbanes-Oxley Act of 2002 and therefore the Company believes that its Audit Committee is not required to have at least one member that is a financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for each of the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004 the annual compensation paid to or earned by (i) Birds Eye Foods' current and former Chief Executive Officer, (ii) the three other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended June 24, 2006 and (iii) an individual who would constitute one of the four highly compensated officers (other than the Chief Executive Officer) but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year. These individuals are referred to as the "Named Executive Officers."

Executive Compensation
Summary Compensation Table

                                                                 Annual Compensation
                                                     --------------------------------------------
                                                                                     Other                   All
                                                                                     Annual                 Other
Name and Principal Position                   Year     Salary     Bonus(1)       Compensation(2)       Compensation(12)
---------------------------                   ----   ----------   --------     ------------------     -----------------
Neil Harrison(3)                              2006   $  488,625   $  500,000   $           55,137(4)  $          11,546
   Chairman of the Board, President,          2005   $        0   $        0   $                0     $               0
   and Chief Executive Officer                2004   $        0   $        0   $                0     $               0

Dennis M. Mullen(5)                           2006   $  162,597   $        0   $           40,407(2)  $       1,686,229(6)
   Former Chairman of the Board,              2005   $  625,988   $        0   $                0     $          10,930
   President, and Chief Executive Officer     2004   $  600,000   $  220,000   $                0     $          10,500

Earl L. Powers                                2006   $  330,544   $  174,900   $                0     $           7,979
   Executive Vice President and Chief         2005   $  329,994   $        0   $                0     $           9,625
   Financial Officer and Secretary            2004   $  316,473   $  110,000   $                0     $           9,261

Carl W. Caughran                              2006   $  285,529   $  151,050   $                0     $           8,441
   Executive Vice President - Specialty       2005   $  284,994   $        0   $                0     $          10,091
   Food Group                                 2004   $  264,100   $  130,000   $           32,716(7)  $           9,001

Robert G. Montgomery(8)                       2006   $  250,275   $  143,605   $           44,580(9)  $           7,316
   Senior Vice President - Frozen Sales       2005   $  243,700   $        0   $                0     $           4,246
                                              2004   $  187,535   $   70,000   $                0     $               0

David E. Hogberg(10)                          2006   $  139,600   $        0   $                0     $           3,271
   Executive Vice President - Marketing and   2005   $  314,994   $        0   $                0     $          10,481
   and Business Development                   2004   $  301,204   $  120,000   $           19,177(11) $           6,037

(1) Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company. Performance targets are established annually by the Company's Executive Committee.

(2) Perquisites and other personal benefits provided to executive officers include such items as car allowances, club dues, financial planning and chartered planes. Mr. Mullen was the only Named Executive Officer who received perquisites or other personal benefits, during fiscal 2006 in excess (in the aggregate) of the lesser of $50,000 or 10% of the Named Executive Officer's annual salary and bonus reported. Pursuant to SEC rules, each perquisite exceeding 25% of the aggregate amount of total perquisites reported must be disclosed. During fiscal 2006, Mr. Mullen received $18,066 for a car allowance and related taxes, $12,648 for personal travel expenses and related travel, and $9,693 for club dues.

(3) On September 8, 2005, Mr. Harrison joined the organization as Chairman of the Board, President, and Chief Executive Officer.

(4) Mr. Harrison's temporary housing and moving expenses of $50,637 related to his relocation to Rochester, NY and $4,500 in premiums for a $1.5 million term life insurance policy were paid during fiscal 2006 pursuant to his employment contract.

(5) Mr. Mullen stepped down as Chairman of the Board, President, and Chief Executive Officer effective September 7, 2005.

(6) Pursuant to Mr. Mullen's Separation Agreement, during the period November 1, 2005 through October 1, 2007 Mr. Mullen is entitled to receive an aggregate severance amount of $1,668,000 and benefits estimated at $17,416. As outlined in the Separation Agreement, the severance amounts are allocated as follows: $625,500 in fiscal 2006, $834,000 in fiscal 2007 and $208,500 in fiscal 2008. The benefits are allocated as follows: $6,531 in fiscal 2006, $8,708 in fiscal 2007, and $2,177 in fiscal 2008. In addition, in fiscal 2006 the Company made 401(k) matching contributions of $813.

(7) Mr. Caughran's relocation expenses of $32,716 were paid during fiscal 2004 pursuant to the Company's relocation policy.

(8)   Mr. Montgomery joined the Company on September 9, 2003.

(9) Mr. Montgomery's temporary housing expenses and related taxes of $44,580 for his relocation to Rochester, NY were paid in fiscal 2006.

(10)  Mr. David Hogberg resigned effective December 9, 2005.

(11) Mr. Hogberg's relocation expenses of $19,177 were paid during fiscal 2004, pursuant to the Company's relocation policy.

(12) All other compensation consists exclusively of 401(k) matching contributions except with respect to Mr. Mullen.

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

In fiscal 2001, the Company adopted a non-tax qualified Supplemental Executive Retirement Agreement ("SERA") which provides additional retirement benefits to Dennis M. Mullen, the Company's former Chairman, President and Chief Executive Officer. The Separation Agreement with Dennis M. Mullen amended the SERA so as to provide full retirement benefits as outlined in the SERA beginning January 1, 2009. The Company has not pre-funded this liability at June 24, 2006. The projected and accumulated benefit obligation under the plan at June 24, 2006 was $5.8 million.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               Pension Plan Table

                                        Years of Plan Participation
   Final      -------------------------------------------------------------------------------
Average Pay         15              20                25               30             35
-----------   -------------   --------------   ---------------   --------------   -----------
$   125,000   $      21,563   $       28,750   $        35,938   $       43,125   $   50,313
    150,000          25,875           34,500            43,125           51,750       60,375
    175,000          30,188           40,250            50,313           60,375       70,438
    200,000          34,500           46,000            57,500           69,000       80,500
    225,000          38,813           51,750            64,688           77,625       90,563
    250,000          43,125           57,500            71,875           86,250      100,625
    275,000          47,438           63,250            79,063           94,875      110,688
    300,000          51,750           69,000            86,250          103,500      120,750
    325,000          56,063           74,750            93,438          112,125      130,813
    350,000          60,375           80,500           100,625          120,750      140,875
    375,000          64,688           86,250           107,813          129,375      150,938
    400,000          69,000           92,000           115,000          138,000      161,000
    425,000          73,313           97,750           122,188          146,625      171,063
    450,000          77,625          103,500           129,375          155,250      181,125
    475,000          81,938          109,250           136,563          163,875      191,188
    500,000          86,250          115,000           143,750          172,500      201,250

The estimated pension benefits are calculated based on straight-line annuity amounts and are not subject to any deduction for Social Security or other offset amounts.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 24, 2006, of the Named Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-16, Earl L. Powers-14 and Carl W. Caughran-9. Mr. Harrison, Mr. Hogberg and Mr. Montgomery joined the Company after the Pension Plan was frozen and therefore have no years of Plan participation. The compensation upon which the pension benefits are determined is included in the salary and bonus columns of the "Summary Compensation Table."

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

The Agreement further states that Mr. Harrison's targeted annual bonus under the Company's Management Incentive Plan will be no less than $350,000, and that he is eligible for a bonus of at least $400,000 upon the achievement of "Superior Bonus Criteria" as defined by the Board of Directors. In addition to the established benefit plans of the Company, Mr. Harrison will be provided with a term life insurance policy of up to $1,500,000, provided, however that the total cost of such insurance is no more than $12,000 per year. Mr. Harrison will also be provided with assistance for his relocation to Rochester, New York.

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

On November 1, 2005, Birds Eye Foods and Dennis M. Mullen, former Chairman, President Chief Executive Officer and Principal Executive Officer of Birds Eye Foods, entered into a Separation and General Release Agreement (the "Separation Agreement"), made as of September 30, 2005, that outlines the payments and benefits to be provided to Mr. Mullen in connection with his departure from Birds Eye Foods. Under the Separation Agreement, and in accordance with the Salary Continuation Agreement dated August 22, 2001 between Mr. Mullen and Birds Eye Foods, for a period of two years, Mr. Mullen is entitled to an annual amount equal to $834,000, payable in monthly pro rata installments, less applicable taxes, and may participate in the health, life and disability insurance benefit plans of Birds Eye Foods. The Separation Agreement amends Birds Eye Foods' Supplemental Executive Retirement Agreement, dated July 1, 2000, with Mr. Mullen, so as to provide Mr. Mullen with full retirement benefits as outlined in the Supplemental Executive Retirement Agreement beginning January 1, 2009. The Separation Agreement also requires Mr. Mullen to maintain the confidentiality of certain information about Birds Eye Foods and its affiliates; continues Mr. Mullen's obligations as to non-competition and non-solicitation; and provides that Mr. Mullen will provide Birds Eye Foods with certain consulting services, at Birds Eye Foods' discretion, for a period of two years or some shorter period as determined by Birds Eye Foods.

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

Compensation Committee Interlocks and Insider Participation: For fiscal 2006, the members of the Compensation Committee of the Board of Directors were Mr. Daniel O'Connell, Mr. David Hooper and Mr. Peter Call.

Neither Mr. O'Connell, Mr. Hooper, nor Mr. Call is an officer or employee, or former officer or employee of Birds Eye Foods or any of its subsidiaries. Mr. Hooper is a Managing Director of Vestar Capital Partners and Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Vestar Capital Partners provides advisory and consulting services to Holdings, Inc. and Birds Eye Foods. Mr. Call is also a director and member-grower of Pro-Fac. During fiscal 2006, Mr. Call received payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by him (or by entities owned or controlled by him) to Pro-Fac, which were subsequently sold to Birds Eye Foods, and directly from Birds Eye Foods for harvesting and hauling services provided and crops delivered by him (or by entities owned or controlled by him) to Birds Eye Foods. During fiscal 2006, Mr. Call received $3.5 million in consideration for crop deliveries and harvesting and hauling services.

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

On September 1, 2006, Birds Eye Foods had 11,000 shares of common stock issued and outstanding, all of which were owned by Holdings, Inc., a wholly-owned subsidiary of Holdings LLC. On September 1, 2006, Holdings LLC had issued and outstanding 1,009 preferred units, 443,878 Class A common units, 321,429 Class B common units, 16,316 Class C common units, 18,426 Class D common units, and 3,974 Class E common units.

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

The following table sets forth information regarding the beneficial ownership (through their ownership of equity securities of Holdings LLC) as of September 1, 2006, of (i) each person or entity (including any group) who is known by Birds Eye Foods to own beneficially more than 5 percent of Birds Eye Foods' common stock and (ii) each director, the Chief Executive Officer and each other executive officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Holdings LLC.

To the Company's knowledge, all voting securities are subject to the named person's sole voting and investment power except where otherwise indicated. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

                          SECURITIES BENEFICIALLY OWNED

                                            Common Units Class                           % of Class
                                                                                                                   Preferred  % of
                                   A         B        C        D       E       A       B      C      D       E       Units    Class
                                -------   -------   -----   ------   -----   -----   -----   ----   ----   -----   ---------  ------
PRINCIPAL SECURITY- HOLDERS:
Vestar Associates IV, L.P.(1)   443,878        --      --       --      --   100.0%     --     --     --      --    1,000     99.1%
Pro-Fac Cooperative, Inc.(2)         --   321,429      --       --      --      --   100.0%    --     --      --       --       --

DIRECTORS AND EXECUTIVE
   OFFICERS
Neil Harrison(3)                     --        --   3,500    7,250   1,184      --      --   21.5%  39.3%   29.8%     2.9        *
Dennis M. Mullen(3),(7)              --        --     885    2,874      --      --      --    5.4%  15.6%     --       --       --
Earl Powers(3)                       --        --     751    1,423      --      --      --    4.6%   7.7%     --       --       --
Carl W. Caughran(3)                  --        --     590    1,750      --      --      --    3.6%   9.5%     --       --       --
Robert G. Montgomery                 --        --     492      951      --      --      --    3.0%   5.2%     --       --       --
Peter R. Call                        --        --      --       --      --      --      --     --     --      --       --       --
Stephen P. Donovan, Jr.              --        --      --       --     634      --      --     --     --    15.9%     1.4        *
David M. Hooper(4)                   --        --      --       --      --      --      --     --     --      --       --       --
Kevin A. Mundt                       --        --      --       --     507      --      --     --     --    12.8%     1.1        *
Daniel S. O'Connell(5)               --        --      --       --      --      --      --     --     --      --       --       --
Gregg A. Ostrander                   --        --      --       --     507      --      --     --     --    12.8%     1.1        *
Allan W. Overhiser                   --        --      --       --      --      --      --     --     --      --       --       --
Brian K. Ratzan(6)                   --        --      --       --      --      --      --     --     --      --       --       --
Patrick W. Rose                      --        --      --       --     634      --      --     --     --    15.9%     1.4        *
David B. Vermylen                    --        --      --       --     507      --      --     --     --    12.8%     1.1        *

All directors
  and officers
  as a group (15 persons)            --        --   6,218   14,248   3,973      --      --   38.1%  77.3%  100.0%     9.0        *

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

(2) The address for Pro-Fac Cooperative, Inc. is 590 Willow Brook Office Park, Fairport, New York 14450.

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

(7) Mr. Mullen stepped down as Chairman, President and Chief Executive Officer effective September 7, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN AGREEMENTS RELATING TO THE TRANSACTION

As part of the August 19, 2002 Transaction, Birds Eye Foods entered into various agreements, with others, that govern the business relationship between Birds Eye Foods and Pro-Fac - the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility. The respective ownership rights in Holdings LLC are set out in the Securityholders Agreement and the Limited Liability Company Agreement. See NOTE 2 to the "Notes to Consolidated Financial Statements" for a discussion of the Amended and Restated Marketing and Facilitation Agreement, the Termination Agreement, the Transitional Services Agreement and the Credit Facility, which discussion is incorporated into this Item 13. A discussion of the Securityholders Agreement and the Limited Liability Company Agreement can be found below.

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

Management Agreement: Birds Eye Foods, Holdings, Inc. and Vestar Capital Partners entered into a management agreement dated as of August 19, 2002 (the "Management Agreement") pursuant to which Vestar Capital Partners, an investment firm and affiliate of Vestar Capital Partners IV, L.P., a Delaware limited partnership and the sole member of Vestar/Agrilink Holdings ("Vestar Capital Partners"), provides advisory and consulting services to Holdings, Inc. and Birds Eye Foods. In consideration for such services, Holdings, Inc. and Birds Eye Foods, jointly and severally, pay Vestar Capital Partners an annual management fee equal to the greater of $1.0 million or 0.7 percent of Birds Eye Foods' earnings, before interest, tax, depreciation and amortization.

The Management Agreement does not include investment banking or other financial advisory services in connection with acquisitions, divestitures, refinancings, or restructurings. In fiscal 2005, Birds Eye Foods paid $0.5 million to Vestar Capital Partners for services rendered by Vestar in relation to Birds Eye Foods, Inc.'s acquisition of California and Washington Company.

The foregoing description of agreements is only a summary and reference is made to those agreements, copies of which are filed as exhibits to this Form 10-K Equivalent or, although included in the Exhibit Index to this report, have been previously filed by Birds Eye Foods with the SEC. Each statement is qualified in its entirety by such reference.

Purchase of Crops From Pro-Fac: Pro-Fac delivers crops grown by its members to Birds Eye Foods for processing and marketing. Pro-Fac members sell crops grown by its members pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, sells those crops to Birds Eye Foods.

Mr. Peter Call and Mr. Overhiser served on both Pro-Fac's and Birds Eye Foods' Board of Directors during fiscal 2006. Each of Messrs. Call and Overhiser are also member-growers of Pro-Fac. These Birds Eye Foods directors receive payments indirectly from Birds Eye Foods through Pro-Fac in consideration for crops delivered by them to Pro-Fac, which are subsequently sold to Birds Eye Foods. In addition, Messrs. Overhiser and Call received payments directly from Birds Eye Foods during fiscal 2006 for harvesting and hauling services provided and crops delivered by them (or by entities owned or controlled by them) to Birds Eye Foods.

During fiscal year 2006, the following directors of Birds Eye Foods, directly or indirectly through entities owned or controlled by such directors, received payments from Birds Eye Foods, either indirectly through Pro-Fac for crops or directly from Birds Eye Foods for crops, harvesting and hauling services:

(Dollars in Thousands)

                                                 RELATIONSHIP TO                        GROSS PURCHASES
      NAME                                  PRO-FAC/BIRDS EYE FOODS                     FISCAL YEAR 2006
------------------         ----------------------------------------------------------   ----------------
Peter R. Call ..........   Director(Birds Eye Foods & Pro-Fac) and President(Pro-Fac)       $  3,523
Allan W. Overhiser .....   Director(Birds Eye Foods & Pro-Fac)                              $    110

----------
Mr. Overhiser and Mr. Call are the current "Pro-Fac Directors" pursuant to the Securityholders Agreement.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by Delaware law and in accordance with the policy of that state, the Company has obtained insurance from Axis Surplus Insurance Company and Great American Insurance Company insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Company. This insurance has a term expiring on August 19, 2007 at an annual cost of approximately $125,000. As of this date, no sums have been paid to any officers or directors of the Company under this indemnification insurance contract.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP is the Company's independent auditor. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended June 24, 2006 and June 25, 2005 by Deloitte & Touche LLP:

                              2006         2005
                           ----------    ---------

Audit Fees                 $  267,000    $ 250,000
Audit-Related Fees             26,000       23,400
Tax Fees                      129,618      365,174
All Other Fees                      0      307,026
                           ----------    ---------
Total                      $  422,618    $ 945,600
                           ==========    =========

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

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided by the Company's independent auditor. Any approval of services by the Audit Committee chairman pursuant to this delegated authority is reported on at the next meeting of the Audit Committee. All services provided by Deloitte & Touche LLP in the fiscal year ended June 24, 2006 were pre-approved by the Audit Committee or chairman of the Audit Committee as so delegated.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) (1) FINANCIAL STATEMENTS. The following Financial Statements and Supplementary data of Birds Eye Foods and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

                          INDEX TO FINANCIAL STATEMENTS

         ITEM                                                                       Page
         ----                                                                       ----
Birds Eye Foods, Inc. and Consolidated Subsidiaries:

   Report of Independent Registered Public Accounting Firm .....................     27
   Consolidated Statements of Operations and Comprehensive Income for the years
      ended June 24, 2006, June 25, 2005 and June 26, 2004, ....................     28
   Consolidated Balance Sheets at June 24, 2006 and June 25, 2005 ..............     29
   Consolidated Statements of Cash Flows for the years ended June 24, 2006,
      June 25, 2005 and June 26, 2004 ..........................................     30
   Consolidated Statements of Shareholder's Equity for the years ended June 24,
      2006, June 25, 2005 and June 26, 2004 ....................................     31
Notes to Consolidated Financial Statements .....................................     32

      (2)   Financial Statement Schedule:

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

Birds Eye Foods, Inc. and subsidiaries
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 24, 2006, June 25, 2005 and June 26, 2004

                                                       Fiscal Year Ended
                                         ---------------------------------------------
                                         June 24, 2006   June 25, 2005   June 26, 2004
                                         -------------   -------------   -------------
Allowance for doubtful accounts
  Balance at beginning of period         $   1,123,000    $    993,000    $    978,000
  Additions charged to expense                 435,000         265,000         298,000
  Deductions                                  (410,000)       (345,000)       (283,000)
  Increase due to acquisition of C&W**               0         210,000               0
                                         -------------    ------------    ------------
  Balance at end of period               $   1,148,000    $  1,123,000    $    993,000
                                         =============    ============    ============

Tax valuation allowance*
  Balance at beginning of period         $  19,209,000    $ 18,873,000    $ 16,293,000
  Net change                                   245,000         336,000       2,580,000
                                         -------------    ------------    ------------
Balance at end of period                 $  19,454,000    $ 19,209,000    $ 18,873,000
                                         =============    ============    ============

* See further discussion regarding tax matters at NOTE 10 to the "Notes to Consolidated Financial Statements."

** See NOTE 3 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the acquisition of C&W.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or have been previously filed and are incorporated by reference as part of this Form 10-K Equivalent.

                                   SIGNATURES

The Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BIRDS EYE FOODS, INC.

Date: September 14, 2006               By: /s/ Earl L. Powers
                                           -------------------------------------
                                                      Earl L. Powers
                                               Executive Vice President and
                                           Chief Financial Officer and Secretary
                                               (Principal Financial Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earl L. Powers, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Equivalent and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                          DATE
/s/ Neil Harrison                  Chairman of the Board, President         September 14, 2006
--------------------------------   and Chief Executive Officer             -------------------
    (NEIL HARRISON)                (Principal Executive Officer)

/s/ Peter R. Call                  Director                                 September 11, 2006
--------------------------------                                           -------------------
    (PETER R. CALL)

/s/ Stephen P. Donovan, Jr.        Director                                 September 11, 2006
--------------------------------                                           -------------------
    (STEPHEN P. DONOVAN, Jr.)

/s/ David M. Hooper                Director                                 September 11, 2006
--------------------------------                                           -------------------
    (DAVID M. HOOPER)

/s/ Kevin A. Mundt                 Director                                 September 11, 2006
--------------------------------                                           -------------------
    (KEVIN A. MUNDT)

/s/ Daniel S. O'Connell            Director                                 September 11, 2006
--------------------------------                                           -------------------
    (DANIEL S. O'CONNELL)

/s/ Gregg A. Ostrander             Director                                 September 11, 2006
--------------------------------                                           -------------------
    (GREGG A. OSTRANDER)

/s/ Allan W. Overhiser             Director                                 September 11, 2006
--------------------------------                                           -------------------
    (ALLAN W. OVERHISER)

/s/ Brian K. Ratzan                Director                                 September 11, 2006
--------------------------------                                           -------------------
    (BRIAN K. RATZAN)

/s/ Patrick W. Rose                Director                                 September 11, 2006
--------------------------------                                           -------------------
    (PATRICK W. ROSE)

/s/ David B. Vermylen              Director                                 September 11, 2006
--------------------------------                                           -------------------
    (DAVID B. VERMYLEN)

/s/ Earl L. Powers                 Executive Vice President and             September 14, 2006
--------------------------------   Chief Financial Officer and Secretary   -------------------
    (EARL L. POWERS)               (Principal Financial Officer)

/s/ Linda K. Nelson                Vice President and Controller            September 14, 2006
--------------------------------   (Principal Accounting Officer)          -------------------
    (LINDA K. NELSON)

                                  EXHIBIT INDEX

(b) EXHIBITS:

     Exhibit
     Number                               Description
     -------   -----------------------------------------------------------------
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

     *10.5     Management Incentive Program, as amended (filed herewith).

                                 EXHIBIT INDEX

     Exhibit
     Number                               Description
     -------   -----------------------------------------------------------------

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

     10.13 Fourth Amendment to the Birds Eye Foods Excess Benefit Retirement Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

    *10.14     Supplemental Executive Retirement Agreement (filed as Exhibit
               10.28 to the Company's quarterly report on Form 10-Q for the second fiscal quarter ended December 23, 2000, and incorporated herein by reference).

    *10.15 Amendment to the Supplemental Executive Retirement Agreement (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 29, 2002 and incorporated herein by reference).

    *10.16     Salary Continuation Agreement - Dennis Mullen (filed as Exhibit
               10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

    *10.17 Master Salaried Retirement Plan, as amended and restated, effective January 1, 2001 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

    *10.18 Second Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

                                 EXHIBIT INDEX

     Exhibit
     Number                               Description
     -------   -----------------------------------------------------------------

    *10.19 Third Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

    *10.20 Fourth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

    *10.21 Fifth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.22 Sixth Amendment to the Birds Eye Foods Master Salaried Retirement Plan (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.23 Agrilink Foods, Inc. Key Severance Plan-A, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

    *10.24     Transitional Services Agreement dated August 19, 2002 (filed as
               Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

     10.25 Credit Agreement dated August 19, 2002 between Pro-Fac Cooperative, Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

     10.26 Securityholders Agreement dated August 19, 2002 among Agrilink Holdings LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

     10.27     Amendment No. 1 to the Securityholders Agreement (filed as
               Exhibit 10.22 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

     10.28 Amended and Restated Limited Liability Company Agreement of Agrilink Holdings LLC dated August 19, 2002 among Agrilink Holdings LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

     10.29 Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

     10.30 Amendment No. 2 to the Amended and Restated Liability Company Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the third fiscal quarter ended March 27, 2004 and incorporated herein by reference).

     10.31 Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Agrilink Holdings LLC (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

     10.32 Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q Equivalent for the second quarter ended December 24, 2005 and incorporated herein by reference).

                                 EXHIBIT INDEX

     Exhibit
     Number                               Description
     -------   -----------------------------------------------------------------

     10.33 Management Agreement dated August 19, 2002 among Agrilink Foods, Inc., Agrilink Holdings Inc. and Vestar Capital Partners (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

    *10.34 Employment Agreement with Neil Harrison effective September 8, 2005 (filed as Exhibit 10.31 to the Company's Annual Report on From 10-K Equivalent for the fiscal year ended June 25, 2005 and incorporated herein by reference).

    *10.35 Summary of Compensation Arrangements for Named Executive Officers and Directors of Birds Eye Foods, Inc. (filed herewith).

     10.36 Separation and General Release Agreement between Birds Eye Foods, Inc. and Dennis M. Mullen (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q Equivalent for the first quarter ended September 24, 2005 and incorporated herein by reference).

     12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

     14 Code of Ethics Policy (filed as Exhibit 14 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 26, 2004 and incorporated herein by reference).

     21.1 List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K Equivalent for the fiscal year ended June 28, 2003 and incorporated herein by reference).

     24        Power of Attorney (included on page 75 of this Report).

     31.1 Section 302 Certification of the Principal Executive Officer (filed herewith).

     31.2 Section 302 Certification of the Principal Financial Officer (filed herewith).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer (filed herewith).

     32.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer (filed herewith).

*Management contracts or compensatory plans.